Form 10-Q
period 1999-03-31
HUGOTON ROYALTY TRUST
filed 1999-05-24
CIK 862022

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   Form 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934


                 For the Quarterly Period Ended March 31, 1999
                                                --------------


                          Commission File No. 1-10476
                                              -------



                             HUGOTON ROYALTY TRUST


         Texas                                        I.R.S. No. 58-6379215



                NationsBank, N.A. (d/b/a Bank of America, N.A.)
                                P.O. Box 830650
                           Dallas, Texas 75283-0650

                         Telephone Number 877/228-5083



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes_____ No X
                              -----

Number of units of beneficial interest outstanding at May 1, 1999: 40,000,000
                                                                   ----------

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
-------------------------------------------------------


                                     INDEX

                                                                            Page
                                                                            ----
          GLOSSARY OF TERMS................................................   3


PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements.............................................   4

          Report of Independent Public Accountants.........................   5

          Condensed Statements of Assets, Liabilities and Trust Corpus
           at March 31, 1999 and December 31, 1998.........................   6

          Condensed Statements of Distributable Income
           for the Three Months Ended March 31, 1999.......................   7

          Condensed Statements of Changes in Trust Corpus
          for the Three Months Ended March 31, 1999........................   8

          Notes to Condensed Financial Statements..........................   9

 Item 2.  Trustee's Discussion and Analysis................................  12

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......  16


PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings................................................  17

 Item 6.  Exhibits and Reports on Form 8-K.................................  17

          Signatures.......................................................  19

HUGOTON ROYALTY TRUST

GLOSSARY OF TERMS
-----------------

The following are definitions of significant terms used in this Form 10-Q:


Bbl                      Barrel (of oil)

Mcf                      Thousand cubic feet (of gas)

net profits interest     An interest in an oil and gas property measured by net
                         profits from the sale of production, rather than a specific portion of production.

net proceeds             Gross proceeds received by Cross Timbers from sale of
                         production from the underlying properties, less applicable costs.

underlying properties    Cross Timbers' interest in certain oil and gas
                         properties from which the net profits interests were carved. The underlying properties include working interests in predominantly gas-producing properties located in Kansas, Oklahoma and Wyoming.

HUGOTON ROYALTY TRUST

PART I - FINANCIAL STATEMENTS
-----------------------------


Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the trust's financial statements and the notes thereto included in the trust's Registration Statement on Form S-1. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at March 31, 1999, and the distributable income and changes in trust corpus for the three-month period ended March 31, 1999, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



NationsBank, N. A. (d/b/a Bank of America, N. A.), as Trustee for the Hugoton Royalty Trust:

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of March 31, 1999 and the related condensed statements of distributable income and changes in trust corpus for the three-month period ended March 31, 1999. These financial statements are the responsibility of the trustee.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

The accompanying condensed financial statements are prepared on a modified cash basis as described in Note 2 which is a comprehensive basis of accounting other than generally accepted accounting principles.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with the basis of accounting described in Note 2.

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of December 31, 1998 included in the trust's Registration Statement on Form S-1, and in our report dated March 15, 1999, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1998 is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus included in the trust's financial statements from which they have been derived.



ARTHUR ANDERSEN LLP

Fort Worth, Texas
May 17, 1999

HUGOTON ROYALTY TRUST
--------------------------------------------------------------------------------

Condensed Statements Of Assets, Liabilities And Trust Corpus

                                                 March 31,    December 31,
                                                   1999          1998
                                                -----------   ------------
                                                (Unaudited)
ASSETS

Cash and short-term investments...............  $  3,563,075  $      1,000

Net profits interests in oil and gas
  properties - net (Notes 1 and 2)............   245,470,651   247,066,951
                                                ------------  ------------

                                                $249,033,726  $247,067,951
                                                ============  ============


LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders...........  $  3,562,075  $          -

Trust corpus (40,000,000 units of beneficial
  interest authorized and outstanding)........   245,471,651   247,067,951
                                                ------------  ------------

                                                $249,033,726  $247,067,951
                                                ============  ============


The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST
--------------------------------------------------------------------------------

CONDENSED STATEMENT OF DISTRIBUTABLE INCOME (Unaudited)

                                                           Three Months
                                                              Ended
                                                          March 31, 1999
                                                          --------------
Royalty income...........................................  $   3,565,075

Administration expense...................................          3,000
                                                           -------------

Distributable income.....................................  $   3,562,075
                                                           =============

Distributable income per unit (40,000,000 units).........  $    0.089052
                                                           =============

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST
--------------------------------------------------------------------------------

CONDENSED STATEMENT OF CHANGES IN TRUST CORPUS (Unaudited)

                                                              Three Months
                                                                  Ended
                                                             March 31, 1999
                                                             ---------------
Trust corpus, beginning of period........................... $  247,067,951

Amortization of net profits interests.......................     (1,596,300)

Distributable income........................................      3,562,075

Distributions declared......................................     (3,562,075)
                                                             --------------

Trust corpus, end of period................................. $  245,471,651
                                                             ==============


The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST
--------------------------------------------------------------------------------

Notes to Condensed Financial Statements (Unaudited)


1.   Trust Organization and Provisions

     Hugoton Royalty Trust was created on December 1, 1998 by Cross Timbers Oil Company. Effective on that date, Cross Timbers conveyed 80% defined net profits interests in certain predominantly gas-producing working interest properties in Kansas, Oklahoma and Wyoming to the trust under three separate conveyances.

     In exchange for the property conveyances to the trust, 40,000,000 units of beneficial interest in the trust were issued to Cross Timbers. On April 8, 1999, Cross Timbers sold 15,000,000 units in the trust's initial public offering. On May 7, 1999, Cross Timbers sold an additional 2,004,000 units pursuant to the underwriters' overallotment option. The trust did not receive any proceeds from the sale of trust units.

     NationsBank, N. A. (d/b/a Bank of America, N. A.) is the trustee for the trust. The trust indenture provides, among other provisions, that:

        - the trust shall not engage in any business or commercial activity or acquire any asset other than the net profits interests initially conveyed to the trust;

        - the trust may sell or otherwise dispose of all or any part of the net profits interests if approved by at least 80% of the unitholders, or upon termination of the trust. Otherwise, the trust may only sell up to 1% of the value of the net profits interests in any calendar year, pursuant to notice from Cross Timbers of its desire to sell the related underlying properties. Any such sale must be for cash with the proceeds promptly distributed to the unitholders;

        - the trustee may establish a cash reserve for payment of any liability which is contingent, uncertain in amount or that is not currently due and payable;

        - the trustee is authorized to borrow funds required to pay liabilities of the trust, provided that such borrowings are repaid in full prior to further distributions to unitholders;

        - the trustee will make monthly cash distributions to unitholders as provided in the trust indenture (see Note 3); and

        -   the trust will terminate upon the first occurrence of:
                 - disposition of all net profits interests pursuant to terms of the trust indenture,
                 - gross proceeds from the underlying properties is less than $1 million per year for two successive years, or
                 - a vote of at least 80% of the trust unitholders to terminate the trust in accordance with provisions of the trust indenture.

2.   Basis of Accounting

     The financial statements of the trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"):

        -    Royalty income is recorded in the month received by the trustee.

        - Trust expenses are recorded based on liabilities paid and cash reserves established by the trustee.

        - Distributions to unitholders are recorded when declared by the trustee.

     The trust's financial statements differ from those prepared in conformity with GAAP because revenues are recognized when received rather than accrued in the month of production, expenses are recognized when paid rather than when incurred and certain cash reserves may be established by the trustee for certain contingencies which would not be recorded under GAAP.

     The initial carrying value of the net profits interests of $247,066,951 represents Cross Timbers' net book value for the interests on December 1, 1998, the date of the transfer to the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization as of March 31, 1999 is $1,596,300.

3.   Distributions to Unitholders

     The trustee determines the amount to be distributed to unitholders each month by totaling royalty income, interest income and other cash receipts, and subtracting liabilities paid and adjustments in cash reserves established by the trustee. The resulting amount is distributed to unitholders of record generally within ten business days after the monthly record date, the last business day of the month.

     Royalty income received by the trustee is equal to the net proceeds received in the prior month by the owners of the underlying properties, multiplied by 80%. Net proceeds are the gross proceeds received from the sale of production from the underlying properties, less applicable costs. Such costs generally include applicable taxes, transportation, legal and marketing charges, production costs, development and drilling costs, and overhead (Note 5).

     For trust distributions declared through March 2000, the related royalty income will be based on gross proceeds equal to the greater of:

        -   the actual amount received from sales of production, or

        - the imputed amount that would be received from sales of production at a gas price of $2.00 per Mcf. During the three months ended March 31, 1999, imputed proceeds based on a $2.00 gas price exceeded actual proceeds by $950,135 ($760,108 net to the trust).

     Cross Timbers, as owner of the underlying properties, computes royalty income separately for each of the three conveyances (Note 1). If costs exceed gross proceeds for any conveyance, such excess costs cannot be used to reduce the amounts to be received under the other conveyances. The trust is not liable for excess costs; however, future royalty income from the net profits interests created by that conveyance will be reduced by such excess costs plus interest.

4.   Federal Income Taxes

     Tax counsel has advised the trust that, under current tax laws, the trust will be classified as a grantor trust for Federal income tax purposes and therefore is not subject to taxation at the trust level. However, the opinion of tax counsel is not binding on the Internal Revenue Service.

     For federal income tax purposes, unitholders are considered to own the trust's income and principal as though no trust were in existence. The income of the trust is deemed to be received or accrued by the unitholders at the time such income is received or accrued by the trust, rather than when distributed by the trust.

     Cross Timbers has advised the trustee that the trust receives royalty income from tight sands gas wells. Production from tight sands gas wells drilled between December 31, 1979 and January 1, 1993 qualifies for the federal income tax credit for producing nonconventional fuels under Section 29 of the Internal Revenue Code. This tax credit is recalculated annually based on each year's qualifying production through the year 2002. Such credit, based on the unitholder's pro rata share of qualifying production, may not reduce his regular tax liability (after the foreign tax credit and certain other non-refundable credits) below his tentative minimum tax. Any part of the Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions. The 1999 tight sands tax credit is estimated to be $0.02 per unit. Final 1999 tight sands tax credit data will be provided to unitholders with year-end tax information. Unitholders should consult their tax advisors regarding use of this credit and other trust tax compliance matters.


5.   Cross Timbers Oil Company

     Cross Timbers operates approximately 90% of the wells on the underlying properties. In computing net proceeds, Cross Timbers deducts an overhead charge for reimbursement of administrative expenses on the underlying properties it operates. Overhead charges are approximately $540,000 per month and are subject to annual adjustment based on an oil and gas industry index.

     As of May 21, 1999, Cross Timbers owns 22,996,000 units, or 57.5% of the trust.


6.   Contingencies

     Cross Timbers is a defendant in two separate lawsuits that could, if adversely determined, decrease future trust distributable income. Damages relating to production prior to the formation of the trust will be borne by Cross Timbers.

     A class action lawsuit, Booth, et al. v. Cross Timbers Oil Company, was filed on April 3, 1998 in the District Court of Dewey County, Oklahoma by royalty owners of natural gas wells in Oklahoma. The plaintiffs allege that since 1991 the Company has underpaid royalty owners as a result of reducing royalties for improper charges for production, marketing, gathering, processing and transportation costs and selling natural gas through affiliated companies at prices less favorable from those paid by third parties. The plaintiffs are seeking an accounting and payment of the monies allegedly owed to them. Cross Timbers believes that it has strong defenses to this lawsuit and intends to vigorously defend its position. However, if a judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. The amount of any reduction in net proceeds is not presently determinable, but, in management's opinion, is not expected to be material to the trust's distributable income, financial position or liquidity.

     A second lawsuit, United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the United States District Court for the Western District of Oklahoma. This action alleges that Cross Timbers underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans by at least 20% during the past 10 years as a result of mismeasuring the volume of natural gas and wrongfully analyzing its heating content. The suit, which was brought under the qui tam provisions of the U.S. False Claims Act, seeks treble damages for the unpaid royalties (with interest), civil penalties of between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for Cross Timbers to cease the allegedly improper measuring practices. According to the U. S. Department of Justice, the plaintiff has made similar allegations in actions filed against over 300 other companies. Royalties paid by Cross Timbers for production from underlying properties on federal and Native American lands during 1998 totaled approximately $2.8 million. After its review, the U. S. Department of Justice decided in April 1999 not to intervene and has asked the court to unseal the case. Although the court unsealed the case in May 1999, the Company has not been served with this complaint. Cross Timbers believes that the allegations of this lawsuit are without merit. However, an order to change measuring practices or a related settlement could adversely affect the trust by reducing net proceeds in the future by an amount that is presently not determinable, but, in Cross Timbers' management's opinion, is not expected to be material to the trust's distributable income, financial position or liquidity.

Item 2.  Trustee's Discussion and Analysis.

Year 2000
---------

"Year 2000," or the ability of computer systems to process dates with years beyond 1999, affects almost all companies and organizations. Computer systems that are not Year 2000 compliant by January 1, 2000 may have material adverse effects on companies and organizations that rely upon those systems.

The trust's timely receipt of royalty income and disbursement of distributable income to unitholders is largely dependent upon performance of computer systems and computer-controlled equipment of Cross Timbers, ChaseMellon Shareholder Services, L.L.C. and other third parties, including oil and natural gas purchasers and significant service providers such as electric utility companies and natural gas plant, pipeline and gathering system operators. Since the trust does not use the trustee's computer systems in any significant capacity, the trustee's Year 2000 compliance will not affect the trust.

Cross Timbers is in the process of reviewing its computer systems and computer-controlled field equipment and making the necessary modifications for Year 2000 compliance. Cross Timbers has completed modifications and testing of its primary accounting and land computer programs. The remaining computer systems have been inventoried and assessed. Remediation and testing of significant remaining systems are expected to be complete by August 1999.

Some of Cross Timbers' critical field equipment, such as natural gas processors, are partially controlled or regulated by embedded computer chips. Based on a preliminary review of all operating areas, Cross Timbers has identified no significant compliance exceptions. As of April 1999, the types of field equipment in all operated areas have been inventoried. Cross Timbers plans to complete remediation and testing of any identified exceptions for significant computer-controlled field equipment by August 1999.

Based on its review, remediation efforts and the results of testing to date, Cross Timbers does not believe that timely modification of its computer systems and computer-controlled equipment for Year 2000 compliance represents a material risk to the trust. No costs of such modifications will be incurred by the trust.

The trustee and Cross Timbers have identified significant third parties whose Year 2000 compliance could significantly affect them, and are in the process of formally inquiring about their Year 2000 status. However, despite their efforts to assure that such third parties are Year 2000 compliant, the trustee and Cross Timbers cannot provide assurance that all significant third parties will achieve timely Year 2000 compliance. Such failure to achieve Year 2000 compliance could have a material adverse impact on timely trust distributions to unitholders.
The potential effect of Year 2000 non-compliance by third parties is currently unknown.

Cross Timbers is currently identifying appropriate contingency plans in the event of potential problems resulting from failure of its computer systems on January 1, 2000. Cross Timbers has not completed any contingency plans to date. Specific contingency plans will be developed in response to the results of testing scheduled to be complete by August 1999, as well as the assessed probability and risk of system or equipment failure. Contingency plans may include installing backup computer systems or equipment, temporarily replacing systems or equipment with manual processes and identifying alternative suppliers, service companies and purchasers. Cross Timbers expects its contingency plans to be complete by October 1999.



Three Months Ended March 31, 1999
---------------------------------

The net profits interests were conveyed to the trust on December 1, 1998, effective for production from that date. For the quarter ended March 31, 1999, royalty income was $3,565,075. After deducting administration expense of $3,000, distributable income for first quarter 1999 was $3,562,075, or $0.089052 per unit. The distribution in this amount was made to Cross Timbers, the only unitholder of record on March 31, 1999.

Royalty income is recorded when received by the trust, which is the month following receipt by Cross Timbers, and generally two months after oil and gas production. Accordingly, trust royalty income for the quarter ended March 31, 1999 is generally associated with production for December 1998 and January 1999. Royalty income is generally affected by three major factors:

        -   oil and gas sales volumes,

        -   oil and gas sales prices, and

        -   costs deducted in the calculation of royalty income.

Volumes

First quarter 1999 only includes approximately two months of oil and gas sales volumes. Cross Timbers received the proceeds from these oil and gas sales in January and February 1999, which were generally related to the production months of December 1998 and January 1999, respectively. Daily gas sales volumes averaged 88,948 Mcf, while oil sales volumes averaged 1,057 Bbls per day. Daily oil and gas sales volumes are lower in the trust's initial accounting period because of the interval between production and cash receipts, resulting in less than three full months of sales volumes. Cross Timbers also did not receive proceeds from some underlying properties that it acquired in November 1998 and from several development projects completed in late 1998 and early 1999.

Prices

The first quarter 1999 average gas price was based on a $2.00 per Mcf minimum price, which exceeded the actual average price by $0.19 per Mcf. See Note 3 to the condensed financial statements. The actual average gas price of $1.81 per Mcf reflects the effect of an abnormally warm winter experienced across the United States. Cooler spring weather and lower industry production levels helped to strengthen prices in April.

The average oil price for first quarter 1999 of $10.86 per Bbl includes the effect of the decline in oil prices to a 20-year low in December 1998. Oil prices have climbed since March 1999 because of production cuts by OPEC and other oil producers.

Costs

Costs deducted in the calculation of first quarter 1999 royalty income totaled $7,285,098. See "Calculation of Royalty Income." These costs generally reflect Cross Timbers' disbursements for the three months of December 1998 through February 1999. Production and development costs are generally lower in the trust's initial accounting period because of the interval between the time maintenance and development projects occur and when related billings are paid.


Comparative Oil and Gas Sales

The following are oil and gas sales attributable to the underlying properties and the net profits interests for the three months ended March 31, 1999. The net profits interests were conveyed to the trust effective for production from December 1, 1998. Because of the two-month interval between time of production and receipt of royalty income by the trust, oil and gas sales for the quarter ended March 31, 1999 generally represent production for the period December 1998 and January 1999.

  Oil Sales (Bbls)
     Underlying properties (a)..............................     65,524
     Average per day........................................      1,057
     Average price.......................................... $    10.86

     Net profits interests (a)..............................     25,552

  Gas Sales (Mcf)

     Underlying properties (a)..............................  5,514,787
     Average per day........................................     88,948
     Average price (b)...................................... $     2.00

     Net profits interests (a)..............................  1,824,004

     (a) Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expenses and development costs. Changes in any of these factors may result in disproportionate fluctuations in volumes allocated to the net profits interests. Therefore, discussion of oil and gas sales is based on the underlying properties.
     (b)  See Note 3 to condensed financial statements.

Calculation of Royalty Income

The following is the calculation of royalty income received by the trust for the quarter ended March 31, 1999.

 Revenues
   Oil sales.......................................................... $     711,868
   Gas sales (a)......................................................    11,029,574
                                                                       -------------

     Total.............................................................   11,741,442
                                                                       -------------

 Costs
   Production and property taxes, transportation and other............     1,384,948
   Production expenses................................................     2,314,225
   Development costs..................................................     1,960,301
   Overhead (b).......................................................     1,625,624
                                                                       -------------

     Total............................................................     7,285,098
                                                                       -------------

 Net Proceeds........................................................      4,456,344

 Net Profits Percentage..............................................             80%
                                                                       -------------

 Royalty Income......................................................  $   3,565,075
                                                                       =============

  (a) See Note 3 to condensed financial statements.
  (b) See Note 5 to condensed financial statements.



Forward Looking Statements

This report on Form 10-Q includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements contained in this "Trustee's Discussion and Analysis" regarding the net profits interests and industry conditions, are forward looking statements. Although the trustee and Cross Timbers believe that the expectations reflected in such forward looking statements are reasonable, they can give no assurance that such expectations will prove to be correct.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The only assets of and sources of income to the trust are the net profits interests, which generally entitle the trust to receive a share of the net profits from oil and gas production from the underlying properties. Consequently, the trust is exposed to market risk from fluctuations in oil and gas prices. The trust is a passive entity and, other than the trust's ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the trust that cannot be paid out of cash held by the trust, the trust is prohibited from engaging in borrowing transactions. The amount of any such borrowings is unlikely to be material to the trust. In addition, the trustee is prohibited by the trust indenture from engaging in any business activity or causing the trust to enter into any investments other than investing cash on hand in specific short-term cash investments. Therefore, the trust cannot hold any derivative financial instruments. As a result of the limited nature of the trust's borrowing and investing activities, the trust is not subject to any material interest rate market risk. Additionally, any gains or losses from any hedging activities conducted by Cross Timbers are specifically excluded from the calculation of net proceeds due the trust under the forms of the conveyances. The trust does not engage in transactions in foreign currencies which could expose the trust to any foreign currency related market risk.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

A class action lawsuit, Booth, et al. v. Cross Timbers Oil Company, was filed on April 3, 1998 in the District Court of Dewey County, Oklahoma by royalty owners of natural gas wells in Oklahoma. The plaintiffs allege that since 1991 the Company has underpaid royalty owners as a result of reducing royalties for improper charges for production, marketing, gathering, processing and transportation costs and selling natural gas through affiliated companies at prices less favorable from those paid by third parties. The plaintiffs are seeking an accounting and payment of the monies allegedly owed to them. Cross Timbers believes that it has strong defenses to this lawsuit and intends to vigorously defend its position. However, if a judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. The amount of any reduction in net proceeds is not presently determinable, but, in management's opinion, is not expected to be material.

A second lawsuit, United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the United States District Court for the Western District of Oklahoma. This action alleges that Cross Timbers underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans by at least 20% during the past 10 years as a result of mismeasuring the volume of natural gas and wrongfully analyzing its heating content. The suit, which was brought under the qui tam provisions of the U.S. False Claims Act, seeks treble damages for the unpaid royalties (with interest), civil penalties of between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for Cross Timbers to cease the allegedly improper measuring practices. According to the U. S. Department of Justice, the plaintiff has made similar allegations in actions filed against over 300 other companies. Royalties paid by Cross Timbers for production from underlying properties on federal and Native American lands during 1998 totaled approximately $2.8 million. After its review, the U. S. Department of Justice decided in April 1999 not to intervene and has asked the court to unseal the case. Although the court unsealed the case in May 1999, the Company has not been served with this complaint. Cross Timbers believes that the allegations of this lawsuit are without merit. However, an order to change measuring practices or a related settlement could adversely affect the trust by reducing net proceeds in the future by an amount that is presently not determinable.

Items 2 through 5.    Not applicable.

Item 6. (a)  Exhibits.
                                                                      Page
                                                                     ------

   (4)   (a)   Hugoton Royalty Trust Indenture by and
               between NationsBank, N.A. (now NationsBank,
               N. A. (d/b/a Bank of America, N. A.)), as
               Trustee and Cross Timbers Oil Company
               heretofore filed as Exhibit 4.1 to the
               trust's Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on December 4, 1998, is incorporated herein by reference.

         (b)   Net Overriding Royalty Conveyance (Hugoton
               Royalty Trust, 80% -Kansas) as amended and restated from Cross Timbers Oil Company to
               NationsBank, N.A. (now NationsBank, N. A.
               (d/b/a Bank of America, N. A.)), as trustee, dated December 1,1998 heretofore filed as
               Exhibit 10.1.1 to Amendment No. 2 to the trust's Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference.

         (c)   Net Overriding Royalty Conveyance (Hugoton
               Royalty Trust, 80% -Oklahoma) as amended and restated from Cross Timbers Oil Company to
               NationsBank, N.A. (now NationsBank, N. A.
               (d/b/a Bank of America, N.A.)), as trustee, dated December 1, 1998, heretofore filed as
               Exhibit 10.2.1 to Amendment No. 2 to the trust's Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference.

         (d) Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80% - Wyoming) as amended and restated from Cross Timbers Oil Company to NationsBank, N.A. (now NationsBank, N.A. (d/b/a Bank of America, N.A.)), as trustee, dated December 1, 1998, heretofore filed as Exhibit
               10.3.1 to Amendment No. 2 to the trust's
               Registration Statement No. 333-68441 on Form
               S-1 filed with the Securities and Exchange
               Commission on March 16, 1999, is incorporated herein by reference.

     (b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HUGOTON ROYALTY TRUST
                                  By NATIONSBANK, N.A.
                                    (d/b/a BANK OF AMERICA, N.A.), TRUSTEE



                                 By             RON E. HOOPER
                                   ---------------------------------------
                                                Ron E. Hooper
                                                Vice President




                                  CROSS TIMBERS OIL COMPANY



Date: May 21, 1999                By         BENNIE G. KNIFFEN
                                    --------------------------------------
                                             Bennie G. Kniffen
                                         Senior Vice President and
                                               Controller