Form 10-Q
period 1999-06-30
HUGOTON ROYALTY TRUST
filed 1999-08-16
CIK 862022

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   Form 10-Q



           Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                 For the Quarterly Period Ended June 30, 1999
                                                -------------


                          Commission File No. 1-10476
                                              -------



                             HUGOTON ROYALTY TRUST


     Texas                                                 I.R.S. No. 58-6379215



                             Bank of America, N.A.
                                P.O. Box 830650
                           Dallas, Texas 75283-0650

                         Telephone Number 877/228-5083



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X   No
                      -----   -----

Number of units of beneficial interest outstanding at August 1, 1999: 40,000,000
                                                                      ----------

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
------------------------------------------------------

                                     INDEX


                                                                            Page
                                                                            ----

         GLOSSARY OF TERMS.................................................   3


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................   4

         Report of Independent Public Accountants..........................   5

         Condensed Statements of Assets, Liabilities and Trust Corpus
          at June 30, 1999 and December 31, 1998...........................   6

         Condensed Statements of Distributable Income
          for the Three and Six Months Ended June 30, 1999.................   7

         Condensed Statements of Changes in Trust Corpus
          for the Three and Six Months Ended June 30, 1999.................   8

         Notes to Condensed Financial Statements...........................   9

Item 2.  Trustee's Discussion and Analysis.................................   13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........   17


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   18

Item 6.  Exhibits and Reports on Form 8-K..................................   18

         Signatures........................................................   20

HUGOTON ROYALTY TRUST

GLOSSARY OF TERMS
-----------------

The following are definitions of significant terms used in this Form 10-Q:


Bbl                      Barrel (of oil)

Mcf                      Thousand cubic feet (of natural gas)

Mcfe Thousand cubic feet (of natural gas) equivalent, computed with one barrel of oil as the energy equivalent of six Mcf of natural gas.

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL STATEMENTS
-----------------------------


Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the trust's financial statements and the notes thereto included in the trust's Registration Statement on Form S-
1. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at June 30, 1999, and the distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 1999, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Bank of America, N.A., as Trustee
 for the Hugoton Royalty Trust:

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of June 30, 1999 and the related condensed statements of distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 1999. These financial statements are the responsibility of the trustee.

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



ARTHUR ANDERSEN LLP

Fort Worth, Texas
August 6, 1999

HUGOTON ROYALTY TRUST
--------------------------------------------------------------------------------

Condensed Statements of Assets, Liabilities and Trust Corpus



                                                  June 30,    December 31,
                                                    1999          1998
                                                ------------  ------------
                                                 (Unaudited)

ASSETS

Cash and short-term investments...............  $  3,027,680  $      1,000

Net profits interests in oil and gas
  properties - net (Notes 1 and 2)............   241,540,064   247,066,951
                                                ------------  ------------

                                                $244,567,744  $247,067,951
                                                ============  ============


LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders...........  $  3,027,680  $          -

Trust corpus (40,000,000 units of beneficial
  interest authorized and outstanding)........   241,540,064   247,067,951
                                                ------------  ------------

                                                $244,567,744  $247,067,951
                                                ============  ============



The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST
--------------------------------------------------------------------------------

Condensed Statement of Distributable Income (Unaudited)


                                               Three Months    Six Months
                                                   Ended          Ended
                                               June 30, 1999  June 30, 1999
                                               -------------  -------------

Royalty income...............................  $   8,854,991  $  12,420,066

Interest income..............................          8,536          8,536
                                               -------------  -------------

Total income.................................      8,863,527     12,428,602

Administration expense.......................         30,073         33,073
                                               -------------  -------------

Distributable income.........................  $   8,833,454  $  12,395,529
                                               -------------  -------------

Distributable income per unit
 (40,000,000 units)..........................  $    0.220838  $    0.309890
                                               =============  =============


The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST
--------------------------------------------------------------------------------

Condensed Statement of Changes in Trust Corpus (Unaudited)


                                              Three Months     Six Months
                                                 Ended           Ended
                                             June 30, 1999   June 30, 1999
                                             --------------  --------------

Trust corpus, beginning of period..........  $  245,471,651  $  247,067,951

Amortization of net profits interests......      (3,930,587)     (5,526,887)

Return of initial contribution to grantor..          (1,000)         (1,000)

Distributable income.......................       8,833,454      12,395,529

Distributions declared.....................      (8,833,454)    (12,395,529)
                                             --------------  --------------

Trust corpus, end of period................  $  241,540,064  $  241,540,064
                                             ==============  ==============



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

    Bank of America, N.A. is the trustee for the trust. The trust indenture provides, among other provisions, that:

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

      - the trustee will make monthly cash distributions to unitholders as provided in the trust indenture (see Note 3); and

      -  the trust will terminate upon the first occurrence of:
           - disposition of all net profits interests pursuant to terms of the trust indenture,
           - gross proceeds from the underlying properties is less than $1 million per year for two successive years after the year 1999, or
           - a vote of at least 80% of the trust unitholders to terminate the trust in accordance with provisions of the trust indenture.

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

    The initial carrying value of the net profits interests of $247,066,951 represents Cross Timbers' net book value for the interests on December 1, 1998, the date of the transfer to the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization as of June 30, 1999 is $5,526,887.


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

    For trust distributions declared through March 2000, the related royalty income will be based on gross proceeds equal to the greater of:

      -  the actual amount received from sales of production, or

      - the imputed amount that would be received from sales of production at a gas price of $2.00 per Mcf. During the three months and six months ended June 30, 1999, imputed proceeds based on a $2.00 gas price exceeded actual proceeds by $3,777,078 ($3,021,663 net to the trust) and $4,727,214 ($3,781,771 net to the trust), respectively.

    Cross Timbers, as owner of the underlying properties, computes royalty income separately for each of the three conveyances (Note 1). If costs exceed gross proceeds for any conveyance, such excess costs cannot be used to reduce the amounts to be received under the other conveyances. The trust is not liable for excess costs; however, future royalty income from the net profits interests created by that conveyance will be reduced by such excess costs plus accrued interest.


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


5.  Cross Timbers Oil Company

    Cross Timbers operates approximately 90% of the wells on the underlying properties. In computing net proceeds, Cross Timbers deducts an overhead charge for reimbursement of administrative expenses on the underlying properties it operates. Overhead charges are approximately $575,000 per month and are subject to annual adjustment based on an oil and gas industry index.

    As of August 1, 1999, Cross Timbers owns 22,922,316 units, or 57.3% of the trust.


6.  Contingencies

    Cross Timbers is a defendant in two separate lawsuits that could, if adversely determined, decrease future trust distributable income. Damages relating to production prior to the formation of the trust will be borne by Cross Timbers.

    A class action lawsuit, Booth, et al. v. Cross Timbers Oil Company, was filed on April 3, 1998 in the District Court of Dewey County, Oklahoma by royalty owners of natural gas wells in Oklahoma. The plaintiffs allege that since 1991 the Company has underpaid royalty owners as a result of reducing royalties for improper charges for production, marketing, gathering, processing and transportation costs and selling natural gas through affiliated companies at prices less favorable from those paid by third parties. The plaintiffs are seeking an accounting and payment of the monies allegedly owed to them. Cross Timbers believes that it has strong defenses to this lawsuit and intends to vigorously defend its position. However, if a judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. The amount of any reduction in net proceeds is not presently determinable, but, in Cross Timbers' management's opinion, is not expected to be material to the trust's annual distributable income, financial position or liquidity.

  A second lawsuit, United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the United States District Court for the Western District of Oklahoma. This action alleges that Cross Timbers underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans by at least 20% during the past 10 years as a result of mismeasuring the volume of natural gas and wrongfully analyzing its heating content. The suit, which was brought under the qui tam provisions of the U.S. False Claims Act, seeks treble damages for the unpaid royalties (with interest), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for Cross Timbers to cease the allegedly improper measuring practices. According to the U. S. Department of Justice, the plaintiff has made similar allegations in actions filed against over 300 other companies. Royalties paid by Cross Timbers for production from underlying properties on federal and Native American lands during 1998 totaled approximately $2.8 million. After its review, the U. S. Department of Justice decided in April 1999 not to intervene and asked the court to unseal the case. The court unsealed the case in May 1999 and the Company agreed to file an answer without receiving service of the complaint. Cross Timbers believes that the allegations of this lawsuit are without merit. However, an order to change measuring practices or a related settlement could adversely affect the trust by reducing net proceeds in the future by an amount that is presently not determinable, but, in Cross Timbers' management's opinion, is not expected to be material to the trust's annual distributable income, financial position or liquidity.

Item 2.  Trustee's Discussion and Analysis.

DISTRIBUTABLE INCOME

Quarter

For the quarter ended June 30, 1999 royalty income was $8,854,991. After adding interest income of $8,536 and deducting administration expense of $30,073, distributable income for the quarter ended June 30, 1999 was $8,833,454, or $0.220838 per unit of beneficial interest. Distributions to unitholders for the quarter ended June 30, 1999 were:

                                                    Distribution
                    Record Date      Payment Date     per Unit
                  ---------------   --------------  ------------

                   April 30, 1999    May 14,1999    $   0.065120
                   May 28, 1999      June 14, 1999      0.080026
                   June 30, 1999     July 15, 1999      0.075692
                                                    ------------
                                                    $   0.220838
                                                    ============

Six Months

For the six months ended June 30, 1999 royalty income was $12,420,066. After considering interest income of $8,536 and administration expense of $33,073, distributable income for the six months ended June 30, 1999 was $12,395,529, or $0.309890 per unit of beneficial interest.

ROYALTY INCOME

Royalty income is recorded when received by the trust, which is the month following receipt by Cross Timbers, and generally two months after oil and gas production. Royalty income is generally affected by three major factors:

  - oil and gas sales volumes,

  - oil and gas sales prices, and

  - costs deducted in the calculation of royalty income.

The following are prices, volumes and costs for the underlying properties and the calculation of royalty income for the quarter and six months ended June 30, 1999:

                           Three Months Ended                     Six Months Ended
                            June 30, 1999 (a)                     June 30, 1999 (a)
                           ------------------                    ------------------
Sales Volumes
 Gas (Mcf)..............           9,572,424                             15,087,211
  Average per day.......             107,555                                 99,915

 Oil (Bbls).............             115,384                                180,908
  Average per day.......               1,296                                  1,198

 Mcfe...................          10,264,728                             16,172,659
  Average per day.......             115,334                                107,104

Sales Prices
 Gas (per Mcf) (b)......   $            2.00                     $             2.00
 Oil (per Bbl)..........   $           13.64                     $            12.64
                                                 Per Mcfe                                Per Mcfe
                                                 --------                                --------
Revenues
 Gas sales..............   $      19,144,848                     $       30,174,422
 Oil sales..............           1,574,132                              2,286,000
                           ------------------                    ------------------
                                  20,718,980     $   2.02                32,460,422      $   2.01
                           ------------------    --------        ------------------      --------
Costs
 Taxes, transportation
   and other............           2,137,938         0.21                 3,522,886          0.22
 Production expense.....           2,944,690         0.28                 5,258,915          0.32
 Development costs......           2,842,806         0.28                 4,803,107          0.30
 Overhead (c)...........           1,724,807         0.17                 3,350,431          0.21
                           ------------------    --------        ------------------      --------
  Total Costs...........           9,650,241         0.94                16,935,339          1.05
                           ------------------    --------        ------------------      --------

Net Proceeds............          11,068,739     $   1.08                15,525,083      $   0.96
                                                 ========                                ========

Net Profits Percentage..                  80%                                    80%
                           ------------------                    ------------------

Royalty Income..........   $       8,854,991                     $       12,420,066
                           =================                     ==================

(a) Because of the two-month interval between time of production and receipt of royalty income by the trust, (1) oil and gas sales for the quarter ended June 30 generally represent production for the period February 1999 through April 1999 and (2) oil and gas sales for the six months ended June 30 generally represent production for the period December 1998 through April 1999.

(b) See Note 3 to condensed financial statements.

(c) See Note 5 to condensed financial statements.

SALES VOLUMES

Second quarter 1999 includes three months of oil and gas sales volumes, as compared with approximately two months included in first quarter 1999. Daily oil and gas sales volumes were lower in the first quarter and the six months ended June 30, 1999 because of the time lag effect on cash receipts in the trust's initial accounting period. Also, some proceeds were not received until the second quarter from underlying properties that Cross Timbers acquired in November 1998 and from several development projects completed in late 1998 and early 1999.

SALES PRICES

Gas
The average gas price is the $2.00 per Mcf minimum price, which exceeded the actual average price by $0.43 per Mcf for the second quarter and $0.34 for the year to date. See Note 3 to the condensed financial statements. The actual average gas price of $1.57 per Mcf for the quarter and $1.66 per Mcf for the six-month period reflects the effects of an abnormally warm winter experienced across the United States. The average gas price related to royalty income received by the trust in July was $1.95 per Mcf, reflecting the effect of prices that began to strengthen in April.

Oil
The average second quarter 1999 oil price was $13.64 per Bbl, a 26% increase over first quarter's average oil price of $10.86. The second quarter average price reflects the effect of improvements that began in March 1999 because of production cuts by OPEC and other leading oil producers.


COSTS

Costs deducted in the calculation of royalty income totaled $9,650,241 for the quarter and $16,935,339 for the six-month period. Costs for the quarter reflect Cross Timbers' disbursements for the three months March through May 1999, while costs for the year to date reflect Cross Timbers' disbursements for the six months of December 1998 through May 1999. Production expenses and development costs for the second quarter were 35% higher than the first quarter primarily because of the interval between the time maintenance and development projects occur and when billings are paid. However, costs per Mcfe declined in the second quarter generally because of an additional month of oil and gas sales recorded in the second quarter (see "Sales Volumes" above). Development costs are primarily associated with drilling and workovers on operated properties in Oklahoma and Wyoming.

OIL AND GAS SALES VOLUMES FOR THE ROYALTY TRUST INTERESTS

Oil and gas sales volumes are allocated to the royalty trust interests based upon a formula that considers oil and gas prices and the total amount of production expenses and development costs. Changes in any of these factors may result in disproportionate fluctuations in volumes allocated to the royalty trust interests. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

Oil and gas sales volumes attributable to the royalty trust interests are as follows:

                                     Three Months Ended  Six Months Ended
                                       June 30, 1999      June 30, 1999
                                     ------------------  ----------------

  Gas Sales (Mcf)................             4,491,137         6,315,141

  Oil Sales (Bbls)...............                57,084            82,636

YEAR 2000
---------

"Year 2000," or the ability of computer systems to process dates with years beyond 1999, affects almost all companies and organizations. Computer systems that are not Year 2000 compliant by January 1, 2000 may have material adverse effects on companies and organizations that rely upon those systems.

The trust's timely receipt of royalty income and disbursement of distributable income to unitholders is largely dependent upon performance of computer systems and computer-controlled equipment of Cross Timbers, ChaseMellon Shareholder Services, L.L.C. and other third parties, including oil and natural gas purchasers and significant service providers such as electric utility companies and natural gas plant, pipeline and gathering system operators. Since the trust does not use the trustee's computer systems in any significant capacity, the trustee's Year 2000 compliance will not materially affect the trust.

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

Some of Cross Timbers' critical field equipment, such as natural gas processors, are partially controlled or regulated by embedded computer chips. Based on a preliminary review of all operating areas, Cross Timbers has identified no significant compliance exceptions. As of April 1999, the types of field equipment in all operated areas have been inventoried. Cross Timbers plans to complete remediation and testing of any identified exceptions for significant computer-controlled field equipment by the end of August 1999.

Based on its review, remediation efforts and the results of testing to date, Cross Timbers does not believe that timely modification of its computer systems and computer-controlled equipment for Year 2000 compliance represents a material risk to the trust. No costs of such modifications will be incurred by the trust.

Cross Timbers has identified significant third parties whose Year 2000 compliance could affect Cross Timbers and is in the process of formally inquiring about their Year 2000 status. Cross Timbers has received responses to approximately 56% of its inquiries. Approximately 99% of respondents have indicated that they will be Year

2000 compliant by January 1, 2000. ChaseMellon Shareholder Services L.L.C. has notified Cross Timbers that it is Year 2000 compliant. Despite their efforts to assure that such third parties are Year 2000 compliant, neither the trustee nor Cross Timbers can provide assurance that all significant third parties will achieve timely Year 2000 compliance. Such failure to achieve Year 2000 compliance could have a material adverse impact on timely trust distributions to unitholders. The potential effect of Year 2000 non-compliance by third parties is currently unknown.

Cross Timbers is currently identifying appropriate contingency plans in the event of potential problems resulting from failure of its computer systems on January 1, 2000. Cross Timbers has not completed any contingency plans to date. Specific contingency plans will be developed in response to the results of testing scheduled to be complete by the end of August 1999, as well as the assessed probability and risk of system or equipment failure. Contingency plans may include installing backup computer systems or equipment, temporarily replacing systems or equipment with manual processes and identifying alternative suppliers, service companies and purchasers. Cross Timbers expects its contingency plans to be complete by October 1999.


FORWARD LOOKING STATEMENTS
--------------------------

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

A class action lawsuit, Booth, et al. v. Cross Timbers Oil Company, was filed on April 3, 1998 in the District Court of Dewey County, Oklahoma by royalty owners of natural gas wells in Oklahoma. The plaintiffs allege that since 1991 the Company has underpaid royalty owners as a result of reducing royalties for improper charges for production, marketing, gathering, processing and transportation costs and selling natural gas through affiliated companies at prices less favorable from those paid by third parties. The plaintiffs are seeking an accounting and payment of the monies allegedly owed to them. Cross Timbers believes that it has strong defenses to this lawsuit and intends to vigorously defend its position. However, if a judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. The amount of any reduction in net proceeds is not presently determinable, but, in Cross Timbers' management's opinion, is not expected to be material to the trust's annual distributable income, financial position or liquidity.

A second lawsuit, United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the United States District Court for the Western District of Oklahoma. This action alleges that Cross Timbers underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans by at least 20% during the past 10 years as a result of mismeasuring the volume of natural gas and wrongfully analyzing its heating content. The suit, which was brought under the qui tam provisions of the U.S. False Claims Act, seeks treble damages for the unpaid royalties (with interest), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for Cross Timbers to cease the allegedly improper measuring practices. According to the U. S. Department of Justice, the plaintiff has made similar allegations in actions filed against over 300 other companies.
Royalties paid by Cross Timbers for production from underlying properties on federal and Native American lands during 1998 totaled approximately $2.8 million. After its review, the U. S. Department of Justice decided in April 1999 not to intervene and asked the court to unseal the case. The court unsealed the case in May 1999 and the Company agreed to file an answer without receiving service of the complaint. Cross Timbers believes that the allegations of this lawsuit are without merit. However, an order to change measuring practices or a related settlement could adversely affect the trust by reducing net proceeds in the future by an amount that is presently not determinable, but, in Cross Timbers' management's opinion, is not expected to be material to the trust's annual distributable income, financial position or liquidity.

Items 2 through 5.    Not applicable.

Item 6. (a)  Exhibits.

  Exhibit Number
  and Description                                                           Page
  ---------------                                                           ----

  (4) (a) Hugoton Royalty Trust Indenture by and between NationsBank, N.A. (now Bank of America, N.A.), as trustee and Cross Timbers Oil Company heretofore filed as Exhibit 4.1 to the trust's Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on December 4, 1998, is incorporated herein by reference.

       (b)  Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80%
            - Kansas) as amended and restated from Cross Timbers Oil Company to NationsBank, N.A. (now Bank of America, N.A.), as trustee, dated December 1, 1998 heretofore filed as Exhibit
            10.1.1 to Amendment No. 2 to the trust's Registration Statement No. 333-68441 on Form S-1 filed with the
            Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference.

       (c)  Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80%
            - Oklahoma) as amended and restated from Cross Timbers Oil Company to NationsBank, N.A. (now Bank of America, N.A.), as trustee, dated December 1, 1998, heretofore filed as Exhibit
            10.2.1 to Amendment No. 2 to the trust's Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference.

       (d)  Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80%
            - Wyoming) as amended and restated from Cross Timbers Oil Company to NationsBank, N.A. (now Bank of America, N.A.), as trustee, dated December 1, 1998, heretofore filed as Exhibit
            10.3.1 to Amendment No. 2 to the trust's Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference.

  (15)      Awareness letter of Arthur Andersen LLP


   (b)  Reports on Form 8-K.

        No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HUGOTON ROYALTY TRUST
                                  By BANK OF AMERICA, N.A., TRUSTEE



                                 By        RON E. HOOPER
                                   ------------------------------
                                           Ron E. Hooper
                                           Vice President




                                  CROSS TIMBERS OIL COMPANY



Date: August 13, 1999            By      BENNIE G. KNIFFEN
                                   ------------------------------
                                         Bennie G. Kniffen
                                     Senior Vice President and
                                            Controller