Form 10-Q
period 1999-09-30
HUGOTON ROYALTY TRUST
filed 1999-11-12
CIK 862022

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   Form 10-Q



           Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


               For the Quarterly Period Ended September 30, 1999
                                              ------------------


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

Number of units of beneficial interest outstanding at November 1, 1999:
40,000,000
----------

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
-----------------------------------------------------------


                                     INDEX


                                                                            Page
                                                                            ----

          Glossary of Terms...............................................    3


PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements............................................    4

          Report of Independent Public Accountants........................    5

          Condensed Statements of Assets, Liabilities and Trust Corpus
            at September 30, 1999 and December 31, 1998...................    6

          Condensed Statements of Distributable Income
            for the Three and Nine Months Ended September 30, 1999........    7

          Condensed Statements of Changes in Trust Corpus
            for the Three and Nine Months Ended September 30, 1999........    8

          Notes to Condensed Financial Statements.........................    9

 Item 2.  Trustee's Discussion and Analysis...............................   13

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk......   17


PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings...............................................   18

 Item 6.  Exhibits and Reports on Form 8-K................................   18

          Signatures......................................................   20

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL STATEMENTS
-----------------------------


Item 1.   Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the trust's financial statements and the notes thereto included in the trust's Registration Statement on Form S-
1. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at September 30, 1999, and the distributable income and changes in trust corpus for the three and nine-month periods ended September 30, 1999, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Bank of America, N.A., as Trustee
 for the Hugoton Royalty Trust:

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of September 30, 1999 and the related condensed statements of distributable income and changes in trust corpus for the three and nine-month periods ended September 30, 1999. These financial statements are the responsibility of the trustee.

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



ARTHUR ANDERSEN LLP

Fort Worth, Texas
November 4, 1999

HUGOTON ROYALTY TRUST
--------------------------------------------------------------------------------

Condensed Statements of Assets, Liabilities and Trust Corpus


                                                September 30,  December 31,
                                                    1999          1998
                                                -------------  ------------
                                                 (Unaudited)

ASSETS

Cash and short-term investments...............   $  2,983,720  $      1,000

Net profits interests in oil and gas
  properties - net (Notes 1 and 2)............    237,895,580   247,066,951
                                                 ------------  ------------

                                                 $240,879,300  $247,067,951
                                                 ============  ============


LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders...........   $  2,983,720  $         -

Trust corpus (40,000,000 units of beneficial
  interest authorized and outstanding)........    237,895,580   247,067,951
                                                 ------------  ------------

                                                 $240,879,300  $247,067,951
                                                 ============  ============



The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST
--------------------------------------------------------------------------------

Condensed Statement of Distributable Income (Unaudited)

                                                    Three Months    Nine Months
                                                        Ended          Ended
                                                    September 30,  September 30,
                                                        1999           1999
                                                    -------------  -------------

Royalty income.....................................    $8,541,670    $20,961,736

Interest income....................................        15,980         24,516
                                                       ----------    -----------

Total income.......................................     8,557,650     20,986,252

Administration expense.............................        29,330         62,403
                                                       ----------    -----------

Distributable income...............................    $8,528,320    $20,923,849
                                                       ==========    ===========

Distributable income per unit (40,000,000 units)...    $ 0.213208    $  0.523098
                                                       ==========    ===========


The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST
--------------------------------------------------------------------------------

Condensed Statement of Changes in Trust Corpus (Unaudited)

                                              Three Months    Nine Months
                                                 Ended           Ended
                                             September 30,   September 30,
                                                  1999            1999
                                             --------------  --------------

Trust corpus, beginning of period..........   $241,540,064    $247,067,951

Amortization of net profits interests......     (3,644,484)     (9,171,371)

Return of initial contribution to grantor..           -             (1,000)

Distributable income.......................      8,528,320      20,923,849

Distributions declared.....................     (8,528,320)    (20,923,849)
                                              ------------    ------------

Trust corpus, end of period................   $237,895,580    $237,895,580
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

2.   Basis of Accounting

     The financial statements of the trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"):

        - Royalty income recorded for a month is the amount computed and paid by the interest owner, Cross Timbers, to Bank of America, N.A., as trustee for the trust. Royalty income consists of net proceeds received by Cross Timbers from the underlying properties in the prior month, multiplied by a net profit percentage of 80%.

        - Applicable costs deducted in the calculation of net proceeds for the 80% net profits interests generally include applicable taxes, transportation, marketing and legal costs, production expenses, development costs, operating charges and other costs.

        - Royalty income is computed separately for each of three conveyances under which the net profits interests were conveyed to the trust. If monthly costs exceed revenues for any conveyance, such excess costs cannot reduce royalty income from other conveyances, but are carried forward with accrued interest to be recovered from future net proceeds of that conveyance. See Note 4.

        - Trust expenses are recorded based on liabilities paid and cash reserves established by the trustee for liabilities and contingencies.

        - Distributions to unitholders are recorded when declared by the trustee.

     The trust's financial statements differ from those prepared in conformity with GAAP because revenues are recognized when received rather than accrued in the month of production, expenses are recognized when paid rather than when incurred and certain cash reserves may be established by the trustee for contingencies which would not be recorded under GAAP.

     The initial carrying value of the net profits interests of $247,066,951 represents Cross Timbers' historical net book value for the interests on December 1, 1998, the date of the transfer to the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization as of September 30, 1999 is $9,171,371.


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

     Royalty income received by the trustee is equal to the net proceeds received in the prior month by the owners of the underlying properties, multiplied by 80%. Net proceeds are the gross proceeds received from the sale of production from the underlying properties, less applicable costs. Such costs generally include applicable taxes, transportation, legal and marketing charges, production costs, development and drilling costs, and overhead (Note 6).

     For monthly trust distributions declared through March 2000, the related royalty income will be based on gross proceeds equal to the greater of:

        - the actual amount received from sales of production, or

        - the imputed amount that would be received from sales of production at a gas price of $2.00 per Mcf. As of September 30, 1999, imputed proceeds based on a $2.00 gas price exceeded actual proceeds by $109,715 ($87,772 net to the trust) for the three months then ended and $4,977,110 ($3,981,688 net to the trust) for the nine months then ended.

     Cross Timbers, as owner of the underlying properties, computes royalty income separately for each of the three conveyances (Note 1). If costs exceed gross proceeds for any conveyance, such excess costs cannot be used to reduce the amounts to be received under the other conveyances. The trust is not liable for excess costs; however, future royalty income from the net profits interests created by that conveyance will be reduced by such excess costs plus accrued interest. See Note 4.


4.   Excess Costs

     Cross Timbers has advised the trustee that costs exceeded revenues by $35,718 from the underlying properties of the Wyoming net profits interests in August 1999. These excess costs plus accrued interest of $250 were fully recovered in September 1999. Excess costs were primarily the result of new well drilling projects.


5.   Federal Income Taxes

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


6.   Cross Timbers Oil Company

     Cross Timbers operates approximately 90% of the wells on the underlying properties. In computing net proceeds, Cross Timbers deducts an overhead charge for reimbursement of administrative expenses on the underlying properties it operates. Overhead charges are approximately $590,000 per month and are subject to annual adjustment based on an oil and gas industry index.

     As of November 1, 1999, Cross Timbers owns 22,922,316 units, or 57.3% of the trust.


7.   Contingencies

     Cross Timbers is a defendant in two separate lawsuits that could, if adversely determined, decrease future trust distributable income. Damages relating to production prior to the formation of the trust will be borne by Cross Timbers.

     A class action lawsuit, Booth, et al. v. Cross Timbers Oil Company, was filed on April 3, 1998 in the District Court of Dewey County, Oklahoma by royalty owners of natural gas wells in Oklahoma. The plaintiffs allege that since 1991 the Company has underpaid royalty owners as a result of reducing royalties for improper charges for production, marketing, gathering, processing and transportation costs and selling natural gas through affiliated companies at prices less favorable from those paid by third parties. The plaintiffs are seeking an accounting and payment of the monies allegedly owed to them. Cross Timbers believes that it has strong defenses to this lawsuit and intends to vigorously defend its position. However, if a judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. The amount of any reduction in net proceeds is not presently determinable, but, in Cross Timbers management's opinion, is not expected to be material to the trust's annual distributable income, financial position or liquidity.

     A second lawsuit, United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the United States District Court for the Western District of Oklahoma. This action alleges that Cross Timbers underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans by at least 20% during the past 10 years as a result of mismeasuring the volume of natural gas and wrongfully analyzing its heating content. The suit, which was brought under the qui tam provisions of the U.S. False Claims Act, seeks treble damages for the unpaid royalties (with interest), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for Cross Timbers to cease the allegedly improper measuring practices. According to the U. S. Department of Justice, the plaintiff has made similar allegations in over 70 actions filed against over 300 other companies. Royalties paid by Cross Timbers for production from underlying properties on federal and Native American lands during 1998 totaled approximately $2.8 million. After its review, the U. S. Department of Justice decided in April 1999 not to intervene and asked the court to unseal the case. The court unsealed the case in May 1999. A federal multi-district litigation panel has ordered that most of the suits filed by Grynberg be transferred and consolidated to the federal district court in Wyoming. Although the lawsuit against Cross Timbers has not yet been transferred, Cross Timbers anticipates that the lawsuit will be transferred and intends to file a motion to dismiss the lawsuit in the Wyoming federal district court. Cross Timbers believes that the allegations of this lawsuit are without merit. However, an order to change measuring practices or a related settlement could adversely affect the trust by reducing net proceeds in the future by an amount that is presently not determinable, but, in Cross Timbers management's opinion, is not expected to be material to the trust's annual distributable income, financial position or liquidity.

Item 2.   Trustee's Discussion and Analysis.

Distributable Income

Quarter
For the quarter ended September 30, 1999 royalty income was $8,541,670. After adding interest income of $15,980 and deducting administration expense of $29,330, distributable income for the quarter ended September 30, 1999 was $8,528,320, or $0.213208 per unit of beneficial interest. Distributions to unitholders for the quarter ended September 30, 1999 were:

                                                        Distribution
              Record Date            Payment Date         per Unit
            ------------------    ------------------    ------------

            July 30, 1999         August 13, 1999        $  0.075591
            August 31, 1999       September 15, 1999        0.063024
            September 30, 1999    October 15, 1999          0.074593
                                                         -----------

                                                         $  0.213208
                                                         ===========

Nine Months

For the nine months ended September 30, 1999 royalty income was $20,961,736. After considering interest income of $24,516 and administration expense of $62,403, distributable income for the nine months ended September 30, 1999 was $20,923,849, or $0.523098 per unit of beneficial interest.


Royalty Income

Royalty income is recorded when received by the trust, which is the month following receipt by Cross Timbers, and generally two months after oil and gas production. Royalty income is generally affected by three major factors:

     - oil and gas sales volumes,

     - oil and gas sales prices, and

     - costs deducted in the calculation of royalty income.

The following are prices, volumes and costs for the underlying properties and the calculation of royalty income for the quarter and nine months ended September 30, 1999:

                                          Three Months Ended        Nine Months Ended
                                         September 30, 1999 (a)   September 30, 1999 (a)
                                         ---------------------    ---------------------
Sales Volumes
 Gas (Mcf)..................               9,515,797               24,603,008
  Average per day...........                 103,433                  101,247

 Oil (Bbls).................                 104,133                  285,041
  Average per day...........                   1,132                    1,173

 Mcfe.......................              10,140,595               26,313,254
  Average per day...........                 110,224                  108,285

Sales Prices
 Gas (per Mcf) (b)..........                   $2.01                    $2.00
 Oil (per Bbl)..............                  $18.18                   $14.66
                                                       Per Mcfe                 Per Mcfe
                                                       --------                 --------
Revenues
 Gas sales..................             $19,118,253              $49,292,675
 Oil sales..................               1,892,765                4,178,765
                                         -----------              -----------
                                          21,011,018     $ 2.07    53,471,440     $ 2.03
                                         -----------   --------   -----------   --------
Costs
 Taxes, transportation
  and other.................               2,097,817       0.21     5,620,703       0.21
 Production expense.........               2,791,131       0.28     8,050,046       0.31
 Development costs..........               3,693,053       0.36     8,496,160       0.32
 Overhead (c)...............               1,751,680       0.17     5,102,111       0.19
 Excess costs (d)...........                 (35,718)     (0.00)      (35,718)     (0.00)
 Recovery of excess costs
  and accrued interest (d)..                  35,968       0.00        35,968       0.00
                                         -----------   --------   -----------   --------
    Total Costs.............              10,333,931       1.02    27,269,270       1.03
                                         -----------   --------   -----------   --------

Net Proceeds................              10,677,087     $ 1.05    26,202,170     $ 1.00
                                                       ========                 ========

Net Profits Percentage......                      80%                      80%
                                         -----------              -----------

Royalty Income..............             $ 8,541,670              $20,961,736
                                         ===========              ===========

(a) Because of the two-month interval between time of production and receipt of royalty income by the trust, (1) oil and gas sales for the quarter ended September 30 generally represent production for the period May 1999 through July 1999 and (2) oil and gas sales for the nine months ended September 30 generally represent production for the period December 1998 through July 1999.

(b)  See Note 3 to condensed financial statements.

(c)  See Note 6 to condensed financial statements.

(d)  See Note 4 to condensed financial statements.

Sales Volumes

Daily gas sales volumes were lower in the nine-month period than in the three-month period because of the time lag effect on cash receipts in the trust's initial accounting period. Compared to the second quarter, gas sales volumes declined 4% to 103,433 Mcf per day and oil sales volumes declined 13% to 1,132 barrels per day during the three months ended September 30, 1999. This decrease in volumes was primarily because of higher second quarter volumes related to proceeds received from underlying properties that Cross Timbers acquired in November 1998 and from several development projects completed in late 1998 and early 1999.


Sales Prices

Gas
The third quarter average gas price of $2.01 approximated the actual average price before adjustment to provide the monthly $2.00 per Mcf minimum price. See
Note 3 to the condensed financial statements. The year-to-date minimum price of $2.00 per Mcf exceeded the actual average price by $0.22 for the year to date. The actual average gas price of $1.78 per Mcf for the nine-month period reflects high levels of gas in storage resulting from the previous two abnormally warm winters. Gas prices have trended higher during 1999 as gas in storage has declined.

Oil
The average third quarter 1999 oil price was $18.18 per Bbl, which is a 33% increase over the second quarter average oil price of $13.64 and a 67% increase over the first quarter average oil price of $10.86. Prices began to rise in second quarter due largely to the effect of production cuts by OPEC and other leading oil exporters that began in March 1999.


Costs

Costs deducted in the calculation of royalty income totaled $10,333,931 for the quarter and $27,269,270 for the nine-month period. Costs for the quarter reflect Cross Timbers' disbursements for the three months of June through August 1999, while costs for the year to date reflect Cross Timbers' disbursements for the nine months of December 1998 through August 1999. Development costs for the third quarter were 30% higher than the second quarter primarily because of the timing of development projects and payment of related billings. Development costs are primarily associated with drilling and workovers on operated properties in Oklahoma and Wyoming. Primarily because of new wells drilled, costs exceeded revenues from properties underlying the Wyoming net profits interests in August 1999. All excess costs and accrued interest were fully recovered by September 30, 1999.

Oil and Gas Sales Volumes for the Net Profits Interests

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

Oil and gas sales volumes attributable to the net profits interests are as follows:

                             Three Months Ended  Nine Months Ended
                             September 30, 1999  September 30, 1999
                             ------------------  ------------------

  Gas Sales (Mcf).........        4,164,330           10,479,471

  Oil Sales (Bbls)........           55,660              138,296


Year 2000

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

Cross Timbers has completed remediation and testing of its significant computer systems and computer-controlled field equipment. The remaining less critical computer systems have been inventoried and assessed. Functional solutions and remediation of less critical items is expected to be complete by the end of December 1999. Less critical items are components that are not critical for production, safety or sales. Based on its remediation efforts and the results of testing to date, Cross Timbers does not believe that modification of its computer systems and computer-controlled equipment for Year 2000 compliance represents a material risk to the trust. No costs of such modifications have been or will be incurred by the trust.

Cross Timbers has identified significant third parties whose Year 2000 compliance could affect Cross Timbers and is in the process of formally inquiring about their Year 2000 status. Cross Timbers has received responses to approximately 58% of its inquiries. Approximately 99% of respondents have indicated that they will be Year 2000 compliant by January 1, 2000. ChaseMellon Shareholder Services L.L.C. has notified Cross Timbers that it is Year 2000 compliant. Despite their efforts to assure that such third parties are Year 2000 compliant, neither the trustee nor Cross Timbers can provide assurance that all significant third parties will achieve timely Year 2000 compliance. Such failure to achieve Year 2000 compliance could have a material adverse impact on timely trust distributions to unitholders. The potential effect of Year 2000 non-compliance by third parties is currently unknown.

Cross Timbers Oil is currently identifying appropriate contingency plans in the event of potential problems resulting from failure of its computer systems on January 1, 2000. Contingency plans will focus on computer, network and communications equipment, electronic data interchange with business partners, and field operations automated well control systems. No contingency plans have been completed to date; Cross Timbers Oil expects contingency plans to be complete by November 1999.


Forward Looking Statements

This report on Form 10-Q includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements contained in this "Trustee's Discussion and Analysis" regarding the net profits interests, industry conditions and Year 2000 compliance, are forward looking statements. Although the trustee and Cross Timbers believe that the expectations reflected in such forward looking statements are reasonable, they can give no assurance that such expectations will prove to be correct.

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

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings

A class action lawsuit, Booth, et al. v. Cross Timbers Oil Company, was filed on April 3, 1998 in the District Court of Dewey County, Oklahoma by royalty owners of natural gas wells in Oklahoma. The plaintiffs allege that since 1991 the Company has underpaid royalty owners as a result of reducing royalties for improper charges for production, marketing, gathering, processing and transportation costs and selling natural gas through affiliated companies at prices less favorable from those paid by third parties. The plaintiffs are seeking an accounting and payment of the monies allegedly owed to them. Cross Timbers believes that it has strong defenses to this lawsuit and intends to vigorously defend its position. However, if a judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. The amount of any reduction in net proceeds is not presently determinable, but, in Cross Timbers management's opinion, is not expected to be material to the trust's annual distributable income, financial position or liquidity.

A second lawsuit, United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the United States District Court for the Western District of Oklahoma. This action alleges that Cross Timbers underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans by at least 20% during the past 10 years as a result of mismeasuring the volume of natural gas and wrongfully analyzing its heating content. The suit, which was brought under the qui tam provisions of the U.S. False Claims Act, seeks treble damages for the unpaid royalties (with interest), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for Cross Timbers to cease the allegedly improper measuring practices. According to the U. S. Department of Justice, the plaintiff has made similar allegations in over 70 actions filed against over 300 other companies. Royalties paid by Cross Timbers for production from underlying properties on federal and Native American lands during 1998 totaled approximately $2.8 million. After its review, the U. S. Department of Justice decided in April 1999 not to intervene and asked the court to unseal the case. The court unsealed the case in May 1999. A federal multi-district litigation panel has ordered that most of the suits filed by Grynberg be transferred and consolidated to the federal district court in Wyoming. Although the lawsuit against Cross Timbers has not yet been transferred, Cross Timbers anticipates that the lawsuit will be transferred and intends to file a motion to dismiss the lawsuit in the Wyoming federal district court. Cross Timbers believes that the allegations of this lawsuit are without merit. However, an order to change measuring practices or a related settlement could adversely affect the trust by reducing net proceeds in the future by an amount that is presently not determinable, but, in Cross Timbers management's opinion, is not expected to be material to the trust's annual distributable income, financial position or liquidity.

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

     (15)      Awareness letter of Arthur Andersen LLP                        21


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


                                  HUGOTON ROYALTY TRUST
                                  By BANK OF AMERICA, N.A., TRUSTEE



                                  By     /s/ RON E. HOOPER
                                    ------------------------------
                                            Ron E. Hooper
                                            Vice President



                                  CROSS TIMBERS OIL COMPANY



Date: November 12, 1999           By   /s/  LOUIS G. BALDWIN
                                    ------------------------------
                                           Louis G. Baldwin
                                       Executive Vice President
                                      and Chief Financial Officer