Form 10-Q
period 2000-03-31
HUGOTON ROYALTY TRUST
filed 2000-05-11
CIK 862022

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   Form 10-Q



           Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                 For the Quarterly Period Ended March 31, 2000
                                                --------------


                          Commission File No. 1-10476
                                              -------



                             HUGOTON ROYALTY TRUST


     Texas                                             I.R.S. No. 58-6379215



                             Bank of America, N.A.
                                P.O. Box 830650
                           Dallas, Texas 75283-0650

                         Telephone Number 877/228-5083



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X   No
                      -----   -----

Number of units of beneficial interest outstanding at May 1, 2000:  40,000,000
                                                                    ----------

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
-------------------------------------------------------


                                     INDEX


                                                                        Page
                                                                        ----

           Glossary of Terms............................................  3


PART I.    FINANCIAL INFORMATION

 Item 1.   Financial Statements.........................................  4

           Report of Independent Public Accountants.....................  5

           Condensed Statements of Assets, Liabilities and Trust
             Corpus at March 31, 2000 and December 31, 1999.............  6

           Condensed Statements of Distributable Income for the
             Three Months Ended March 31, 2000 and 1999.................  7

           Condensed Statements of Changes in Trust Corpus for
             the Three Months Ended March 31, 2000 and 1999.............  8

           Notes to Condensed Financial Statements......................  9

 Item 2.   Trustee's Discussion and Analysis............................ 12

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk... 15


PART II.   OTHER INFORMATION

 Item 6.   Exhibits and Reports on Form 8-K............................. 16

           Signatures................................................... 17

HUGOTON ROYALTY TRUST

GLOSSARY OF TERMS
-----------------

The following are definitions of significant terms used in this Form 10-Q:


Bbl                     Barrel (of oil)

Mcf                     Thousand cubic feet (of natural gas)

Mcfe Thousand cubic feet (of natural gas) equivalent, computed with one barrel of oil as the energy equivalent of six Mcf of natural gas

MMBtu One million British Thermal Units, a common energy measurement

net profits interest    An interest in an oil and gas property measured by net
                        profits from the sale of production, rather than a specific portion of production

net proceeds            Gross proceeds received by Cross Timbers Oil Company
                        from sale of production from the underlying properties, less applicable costs

royalty income          Net proceeds, multiplied by the net profits percentage
                        of 80%, that is paid to the trust

underlying properties   Cross Timbers' interest in certain oil and gas
                        properties from which the net profits interests were carved. The underlying properties include working interests in predominantly gas-producing properties located in Kansas, Oklahoma and Wyoming.

working interest        An operating interest in an oil and gas property that
                        provides the owner a specified share of production that is subject to all production and development costs

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION
------------------------------



Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the trust's financial statements and the notes thereto included in the trust's annual report of Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at March 31, 2000, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2000 and 1999, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Bank of America, N.A., as Trustee
 for the Hugoton Royalty Trust:

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of March 31, 2000 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the trustee.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

The accompanying condensed financial statements are prepared on a modified cash basis as described in Note 1 which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with the basis of accounting described in Note 1.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of December 31, 1999 included in the trust's annual report on Form 10-K, and in our report dated March 1, 2000, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1999 is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus included in the trust's financial statements from which they have been derived.



ARTHUR ANDERSEN LLP

Fort Worth, Texas
May 5, 2000

HUGOTON ROYALTY TRUST
--------------------------------------------------------------------------------

Condensed Statements of Assets, Liabilities and Trust Corpus

                                                           March 31,    December 31,
                                                             2000           1999
                                                         ------------   ------------
                                                         (Unaudited)
ASSETS

Cash and short-term investments........................  $  3,350,120   $  4,551,840

Net profits interests in oil and gas properties - net..   229,616,953    233,428,609
                                                         ------------   ------------

                                                         $232,967,073   $237,980,449
                                                         ============   ============

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders....................  $  3,350,120   $  4,551,840

Trust corpus (40,000,000 units of beneficial
  interest authorized and outstanding).................   229,616,953    233,428,609
                                                         ------------   ------------

                                                         $232,967,073   $237,980,449
                                                         ============   ============




         The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST
--------------------------------------------------------------------------------

Condensed Statements of Distributable Income (Unaudited)


                                                         Three Months Ended March 31
                                                         ---------------------------
                                                             2000            1999
                                                         -----------      ----------
Royalty income.......................................    $10,981,680      $3,565,075

Interest income......................................         21,906             -
                                                         -----------      ----------

Total income.........................................     11,003,586       3,565,075

Administration expense...............................         64,306           3,000
                                                         -----------      ----------

Distributable income.................................    $10,939,280      $3,562,075
                                                         ===========      ==========

Distributable income per unit (40,000,000 units).....    $  0.273482      $ 0.089052
                                                         ===========      ==========


         The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST
--------------------------------------------------------------------------------

Condensed Statements of Changes in Trust Corpus (Unaudited)


                                                   Three Months Ended March 31
                                                   ---------------------------
                                                        2000           1999
                                                   ------------   ------------
Trust corpus, beginning of period................  $233,428,609   $247,067,951

Amortization of net profits interests............    (3,811,656)    (1,596,300)

Distributable income.............................    10,939,280      3,562,075

Distributions declared...........................   (10,939,280)    (3,562,075)
                                                   ------------   ------------

Trust corpus, end of period......................  $229,616,953   $245,471,651
                                                   ============   ============

         The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST
-------------------------------------------------------------------------------

Notes to Condensed Financial Statements (Unaudited)



1.   Basis of Accounting

     The financial statements of the trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"):

     - Royalty income recorded for a month is the amount computed and paid by the interest owner, Cross Timbers Oil Company, to Bank of America, N.A., as trustee for the trust. Royalty income consists of net proceeds received by Cross Timbers from the underlying properties in the prior month, multiplied by a net profits percentage of 80%.

     - Costs deducted in the calculation of net proceeds for the 80% net profits interests generally include applicable taxes, transportation, marketing and legal costs, production expenses, development costs, operating charges and other costs.

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

     The initial carrying value of the net profits interests of $247,066,951 represents Cross Timbers' historical net book value for the interests on December 1, 1998, the date of the transfer to the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $17,449,998 as of March 31, 2000 and $13,638,342 as of December 31, 1999.


2.   Distributions to Unitholders

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

     Royalty income received by the trustee is equal to the net proceeds received in the prior month by Cross Timbers from the underlying properties, multiplied by 80%. Net proceeds are the gross proceeds received from the sale of production from the underlying properties, less applicable costs. Such costs generally include applicable taxes, transportation, legal and marketing charges, production expenses, development and drilling costs, and overhead (Note 4).

     For monthly trust distributions declared through March 2000, the related royalty income was based on gross proceeds equal to the greater of:

     -    the actual amount received from sales of production, or

     - the imputed amount that would be received from sales of production at a gas price of $2.00 per Mcf.

     Cross Timbers, as owner of the underlying properties, computes royalty income separately for each of the three conveyances. If costs exceed gross proceeds for any conveyance, such excess costs cannot be used to reduce the amounts to be received under the other conveyances. The trust is not liable for excess costs; however, future royalty income from the net profits interests created by that conveyance will be reduced by such excess costs plus accrued interest.


3.   Federal Income Taxes

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

     Cross Timbers has advised the trustee that the trust receives royalty income from tight sands gas wells. Certain tight sands gas produced and sold through 2002 qualifies for the federal income tax credit for producing nonconventional fuels under Section 29 of the Internal Revenue Code. This tax credit is recalculated annually based on each year's qualifying production. The 1999 tight sands tax credit was $0.016 per unit. Tight sands tax credit data for 2000 will be provided to unitholders with year-end tax information. Unitholders should consult their tax advisors regarding use of this credit and other trust tax compliance matters.


4.   Litigation

     Cross Timbers is a defendant in two separate lawsuits that could, if adversely determined, decrease future trust distributable income. Damages relating to production prior to the formation of the trust will be borne by Cross Timbers.

     On April 3, 1998, a class action lawsuit, Booth, et al. v. Cross Timbers Oil Company, was filed in the District Court of Dewey County, Oklahoma by royalty owners of natural gas wells in Oklahoma. The plaintiffs allege that since 1991 Cross Timbers has underpaid royalty owners as a result of reducing royalties for improper charges for production, marketing, gathering, processing and transportation costs and selling natural gas through affiliated companies at prices less favorable than those paid by third parties. Cross Timbers believes that it has strong defenses to this lawsuit and intends to vigorously defend its position. However, if Cross Timbers ultimately makes any settlement payments, the trust will bear its 80% share of such settlement related to production from the underlying properties for periods since December 1, 1998. Additionally, if a judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. The amount of any reduction in net proceeds is not presently determinable, but, in Cross Timbers management's opinion, is not currently expected to be material to the trust's annual distributable income, financial position or liquidity.

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

Item 2.  Trustee's Discussion and Analysis.

The following discussion should be read in conjunction with the trustee's discussion and analysis contained in the trust's 1999 annual report, as well as the condensed financial statements and notes thereto included in this quarterly report on Form 10-Q.

Distributable Income

For the quarter ended March 31, 2000 royalty income was $10,981,680, as compared to $3,565,075 for the same prior year quarter. Increased royalty income is primarily because of the lag effect on cash receipts for first quarter 1999, the trust's initial accounting period. After adding interest income of $21,906 and deducting administration expense of $64,306, distributable income for the quarter ended March 31, 2000 was $10,939,280, or $0.273482 per unit of beneficial interest. Distributions to unitholders for the quarter ended March 31, 2000 were:

                                                  Distribution
              Record Date        Payment Date       per Unit
          -------------------  -----------------  ------------
          January 31, 2000     February 14, 2000  $   0.109364
          February 29, 2000    March 14, 2000         0.080365
          March 31, 2000       April 14, 2000         0.083753
                                                  ------------

                                                  $   0.273482
                                                  ============

Royalty Income

Royalty income is recorded when received by the trust, which is the month following receipt by Cross Timbers, and generally two months after oil and gas production. Royalty income is generally affected by three major factors:

     -    oil and gas sales volumes,

     -    oil and gas sales prices, and

     -    costs deducted in the calculation of royalty income.

The following is a summary of the calculation of royalty income received by the trust:

                                 Three Months Ended        Three Months Ended
                                 March 31, 2000 (a)        March 31, 1999 (a)
                              ------------------------  ------------------------
Sales Volumes

Gas (Mcf)
 Underlying properties..         9,709,634                 5,514,787
  Average per day.......           105,540                    88,948
 Net profits interests..         4,701,389                 1,824,004

Oil (Bbls)
 Underlying properties..           100,205                    65,524
  Average per day.......             1,089                     1,057
 Net profits interests..            49,605                    25,552

Mcfe....................        10,310,864                 5,907,931
  Average per day.......           112,075                    95,289

Average Sales Prices
 Gas (per Mcf) (b)......            $ 2.32                    $ 2.00
 Oil (per Bbl)..........            $25.19                    $10.86
                                              Per Mcfe                  Per Mcfe
                                              --------                  --------
Revenues
 Gas sales..............       $22,501,491               $11,029,574
 Oil sales..............         2,524,047                   711,868
                               -----------               -----------
                                25,025,538     $2.43      11,741,442     $1.99
                               -----------     -----     -----------     -----
Costs
 Taxes, transportation
   and other............         2,415,586      0.23       1,384,948      0.23
 Production expense.....         3,286,303      0.32       2,314,225      0.39
 Development costs......         3,866,107      0.38       1,960,301      0.33
 Overhead...............         1,730,442      0.17       1,625,624      0.28
                               -----------     -----     -----------     -----
  Total Costs...........        11,298,438      1.10       7,285,098      1.23
                               -----------     -----     -----------     -----

Net Proceeds............        13,727,100     $1.33       4,456,344     $0.76
                                               =====                     =====

Net Profits Percentage..               80%                       80%
                               -----------               -----------

Royalty Income..........       $10,981,680               $ 3,565,075
                               ===========               ===========

--------------------

(a) Because of the two-month interval between time of production and receipt of royalty income by the trust, 1) oil and gas sales for the quarter ended March 31, 2000 generally represent production for the period November 1999 through January 2000 and 2) oil and gas sales for the quarter ended March 31, 1999 generally represent production for the period December 1998 (the trust's initial month) and January 1999.

(b)  See Note 2 to condensed financial statements.

The following are explanations of significant variances:

Sales Volumes

Daily gas sales volumes were 19% higher for first quarter 2000 than first quarter 1999 volumes. This is primarily because of the time lag effect on cash receipts in the trust's initial accounting period, which resulted in receipt of less than two full months production in first quarter 1999. Also, some proceeds were not received until second quarter 1999 from underlying properties that Cross Timbers acquired in November 1998 and from several development projects completed in late 1998 and early 1999.


Sales Prices

Gas

The first quarter 2000 average gas price was $2.32 per Mcf. The first quarter 1999 average gas price of $2.00 per Mcf was the minimum price contractually provided to unitholders for distributions declared through March 2000. As of April 2000, there are no longer any minimum price provisions. See Note 2 to condensed financial statements. The first quarter 1999 actual average gas price of $1.81 reflects high levels of gas in storage resulting from an abnormally warm winter experienced throughout the U.S. Gas prices increased during 1999 as gas in storage declined. After dropping briefly at year end, gas prices have continued to strengthen in 2000, as gas storage remains lower than prior year levels. At May 1, 2000, the average NYMEX price for the following twelve months was $3.21 per MMBtu.

Oil

The average oil price for first quarter 2000 was $25.19 per Bbl, which is a 132% increase over the first quarter 1999 average oil price of $10.86. The first quarter 1999 price reflects depressed oil prices during late 1998 and early 1999. Prices began to rise in second quarter 1999 and continued to strengthen through first quarter 2000 due largely to the effect of production cuts by OPEC members and other leading oil exporters. OPEC members met on March 27, 2000 and agreed to increase production by 6.3%. The average West Texas Intermediate posted price for April 2000 was $22.77.


Costs

Costs deducted in the calculation of royalty income for first quarter 2000 totaled $11,298,438. Total costs for first quarter 2000 were 55% higher than for the same 1999 quarter primarily because of the time lag effect on cash disbursements in the trust's initial accounting period. Costs per Mcfe for first quarter 2000 are lower than in the 1999 period for production expense and overhead since first quarter 1999 includes more than two months of costs but less than two months of sales volumes. Higher development costs in first quarter 2000 are primarily associated with drilling and workovers on operated properties in Oklahoma and Wyoming.


Forward Looking Statements

This report on Form 10-Q includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements contained in this "Trustee's Discussion and Analysis" regarding the net profits interests and industry conditions, are forward looking statements. Although Cross Timbers believes that the expectations reflected in such forward looking statements are reasonable, neither Cross Timbers nor the trustee can give any assurance that such expectations will prove to be correct.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the trust's market risks, as disclosed in the trust's Form 10-K for the year ended December 31, 1999.

PART II - OTHER INFORMATION
---------------------------

Items 1 through 5.    Not applicable.


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

  (15)      Awareness letter of Arthur Andersen LLP                           18


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


                                HUGOTON ROYALTY TRUST
                                By BANK OF AMERICA, N.A., TRUSTEE



                                By             RON E. HOOPER
                                  ----------------------------------------
                                               Ron E. Hooper
                                               Vice President




                                CROSS TIMBERS OIL COMPANY



Date: May 11, 2000              By           LOUIS G. BALDWIN
                                  ----------------------------------------
                                             Louis G. Baldwin
                                          Executive Vice President
                                         and Chief Financial Officer