Form 10-Q
period 2000-06-30
HUGOTON ROYALTY TRUST
filed 2000-07-10
CIK 862022

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                        Commission File Number:  1-10476
                                                 -------

                             Hugoton Royalty Trust
             (Exact name of registrant as specified in its charter)

                 Texas                                   58-6379215
    -------------------------------                   -------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)

     Bank of America, N.A., P.O. Box 830650, Dallas, Texas      75283-0650
     -----------------------------------------------------      ----------
            (Address of principal executive offices)            (Zip Code)

                                (877) 228-5083
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                     NONE
                ----------------------------------------------
                (Former name, former address and former fiscal
                      year, if change since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

                        Outstanding as of July 3, 2000
                       --------------------------------
                                  40,000,000

================================================================================

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
------------------------------------------------------


                                     INDEX


                                                                            Page
                                                                            ----

         GLOSSARY OF TERMS.................................................   3


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................   4

         Report of Independent Public Accountants..........................   5

         Condensed Statements of Assets, Liabilities and Trust Corpus
          at June 30, 2000 and December 31, 1999...........................   6

         Condensed Statements of Distributable Income
          for the Three and Six Months Ended June 30, 2000 and 1999........   7

         Condensed Statements of Changes in Trust Corpus
          for the Three and Six Months Ended June 30, 2000 and 1999........   8

         Notes to Condensed Financial Statements...........................   9

Item 2.  Trustee's Discussion and Analysis.................................  12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........  15


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................  16

Item 6.  Exhibits and Reports on Form 8-K..................................  16

         Signatures........................................................  18

HUGOTON ROYALTY TRUST

GLOSSARY OF TERMS
-----------------

The following are definitions of significant terms used in this Form 10-Q:


Bbl                      Barrel (of oil)

Mcf                      Thousand cubic feet (of natural gas)

MMBtu One million British Thermal Units, a common energy measurement

net profits interest     An interest in an oil and gas property measured by net
                         profits from the sale of production, rather than a specific portion of production

net proceeds             Gross proceeds received by Cross Timbers Oil Company
                         from sale of production from the underlying properties, less applicable costs

royalty income           Net proceeds, multiplied by the net profits percentage
                         of 80%, that is paid to the trust

underlying properties    Cross Timbers' interest in certain oil and gas
                         properties from which the net profits interests were conveyed. The underlying properties include working interests in predominantly gas-producing properties located in Kansas, Oklahoma and Wyoming .

working interest         An operating interest in an oil and gas property that
                         provides the owner a specified share of production that is subject to all production and development costs

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION
------------------------------



Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the trust's financial statements and the notes thereto included in the trust's annual report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at June 30, 2000, and the distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2000 and 1999, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Bank of America, N.A., as Trustee
 for the Hugoton Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of June 30, 2000 and the related condensed statements of distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the trustee.

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



ARTHUR ANDERSEN LLP

Fort Worth, Texas
July 5, 2000

HUGOTON ROYALTY TRUST
-------------------------------------------------------------------------------

Condensed Statements of Assets, Liabilities and Trust Corpus



                                                      June 30,     December 31,
                                                        2000           1999
                                                    ------------   ------------
                                                     (Unaudited)
ASSETS

Cash and short-term investments...............      $  3,940,840   $  4,551,840

Net profits interests in oil and gas
   properties - net...........................       226,089,846    233,428,609
                                                    ------------   ------------

                                                    $230,030,686   $237,980,449
                                                    ============   ============


LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders...........      $  3,940,840   $  4,551,840

Trust corpus (40,000,000 units of beneficial
  interest authorized and outstanding)........       226,089,846    233,428,609
                                                    ------------   ------------

                                                    $230,030,686   $237,980,449
                                                    ============   ============

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST
--------------------------------------------------------------------------------

Condensed Statements of Distributable Income (Unaudited)



                                  Three Months Ended        Six Months Ended
                                       June 30                   June 30
                               -----------------------  ------------------------
                                   2000        1999        2000          1999
                               -----------  ----------  -----------  -----------

Royalty income...............  $11,288,646  $8,854,991  $22,270,326  $12,420,066

Interest income..............       23,521       8,536       45,427        8,536
                               -----------  ----------  -----------  -----------

Total income.................   11,312,167   8,863,527   22,315,753   12,428,602

Administration expense.......       47,687      30,073      111,993       33,073
                               -----------  ----------  -----------  -----------

Distributable income.........  $11,264,480  $8,833,454  $22,203,760  $12,395,529
                               ===========  ==========  ===========  ===========

Distributable income per unit
  (40,000,000 units).........  $  0.281612  $ 0.220838  $  0.555094  $  0.309890
                               ===========  ==========  ===========  ===========

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST
--------------------------------------------------------------------------------

Condensed Statements of Changes in Trust Corpus (Unaudited)


                               Three Months Ended         Six Months Ended
                                   June 30                    June 30
                         --------------------------  --------------------------
                             2000          1999          2000          1999
                         ------------  ------------  ------------  ------------

Trust corpus,
 beginning of period.... $229,616,953  $245,471,651  $233,428,609  $247,067,951

Amortization of net
 profits interests......   (3,527,107)   (3,930,587)   (7,338,763)   (5,526,887)

Return of initial
 contribution to
 grantor................         -           (1,000)         -           (1,000)

Distributable income....   11,264,480     8,833,454    22,203,760    12,395,529

Distributions declared..  (11,264,480)   (8,833,454)  (22,203,760)  (12,395,529)
                         ------------  ------------  ------------  ------------
Trust corpus, end of
 period................. $226,089,846  $241,540,064  $226,089,846  $241,540,064
                         ============  ============  ============  ============

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

         Costs deducted in the calculation of net proceeds for the 80% net profits interests generally include applicable taxes, transportation, marketing and legal costs, production expenses, development costs, operating charges and other costs. Development costs may include amounts budgeted under operating agreements or authorizations for expenditure.

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

  The initial carrying value of the net profits interests of $247,066,951 represents Cross Timbers' net book value for the interests on December 1, 1998, the date of the transfer to the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $20,977,105 as of June 30, 2000 and $13,638,342 as of December 31, 1999.

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

    Royalty income received by the trustee is equal to the net proceeds received in the prior month by Cross Timbers from the underlying properties, multiplied by 80%. Net proceeds are the gross proceeds received from the sale of production from the underlying properties, less applicable costs. Such costs generally include applicable taxes, transportation, legal and marketing charges, production expenses, development and drilling costs, and overhead.

    For monthly trust distributions declared through March 2000, the related royalty income was based on gross proceeds equal to the greater of:

        - the actual amount received from sales of production, or

        - the imputed amount that would be received from sales of production at a gas price of $2.00 per Mcf.

    Subsequent to March 2000, trust royalty income is based on the actual gross proceeds received from sale of production.


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


4.  Litigation

    Cross Timbers is a defendant in three separate lawsuits that could, if adversely determined, decrease future trust distributable income. Damages relating to production prior to the formation of the trust will be borne by Cross Timbers.

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

    A third lawsuit, Bishop, et al. v. Amoco Production Co., et al., was filed in May 2000 in the Third Judicial District Court in Lincoln County, Wyoming by owners of royalty and overriding royalty interests in wells located in Wyoming. The plaintiffs allege that Cross Timbers and the other producer defendants have deducted impermissible costs of production from royalty payments that have been made to the plaintiffs and other similarly situated persons and have failed to properly inform the plaintiffs and others of the deductions taken. The action is being brought as a class action on behalf of all persons who own an interest in wells located in Wyoming as to which the defendants pay royalties and overriding royalties. The plaintiffs seek a declaratory judgment that the deductions made are impermissible and seek damages in the amount of the deductions made together with interest and attorneys' fees. Cross Timbers believes that the plaintiffs' interpretation of the Wyoming statute that governs this issue, based upon a 1999 court decision, is erroneous, and that any deductions made from royalties by Cross Timbers are permitted by the statute. Cross Timbers intends to vigorously defend this action. If Cross Timbers does not prevail, however, the trust will bear its 80% share of any judgment related to production from the underlying properties for periods since December 1, 1998. Additionally, if an adverse judgment increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. Cross Timbers' management believes that any reduction in future distributions will not be material to the trust's annual distributable income, financial position, or liquidity.

Item 2.  Trustee's Discussion and Analysis.

The following discussion should be read in conjunction with the trustee's discussion and analysis contained in the trust's 1999 annual report, as well as the condensed financial statements and notes thereto included in this quarterly report on Form 10-Q.

Distributable Income

Quarter

For the quarter ended June 30, 2000 royalty income was $11,288,646, as compared to $8,854,991 for second quarter 1999. This 27% increase in royalty income is primarily the result of higher oil and gas prices. See "Royalty Income" below.

After adding interest income of $23,521 and deducting administration expense of $47,687, distributable income for the quarter ended June 30, 2000 was $11,264,480, or $0.281612 per unit of beneficial interest. For the quarter ended June 30, 1999, distributable income was $8,833,454, or $0.220838 per unit. Distributions to unitholders for the quarter ended June 30, 2000 were:

                                                Distribution
                  Record Date     Payment Date    per Unit
               ----------------  -------------  ------------
                April 28, 2000    May 12, 2000  $ 0.087379
                May 31, 2000      June 14, 2000   0.095712
                June 30, 2000     July 17, 2000   0.098521
                                                ------------

                                                $ 0.281612
                                                ============

Six Months

For the six months ended June 30, 2000 royalty income was $22,270,326, compared with $12,420,066 for the same 1999 period. Higher oil and gas prices in 2000 and the lag effect on cash receipts in the trust's initial accounting period in 1999 are the primary reasons for this 79% increase in royalty income.

After considering interest income of $45,427 and administration expense of $111,993, distributable income for the six months ended June 30, 2000 was $22,203,760 or $0.555094 per unit of beneficial interest. For the six months ended June 30, 1999, distributable income was $12,395,529, or $0.309890 per unit.

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

The following is a summary of the calculation of royalty income received by the trust:

                                         Three Months                             Six Months
                                       Ended June 30 (a)                      Ended June 30 (a)
                                  -------------------------   Increase    ------------------------    Increase
                                      2000          1999     (Decrease)       2000          1999     (Decrease)
                                  -----------   -----------  ----------   -----------   -----------  ----------
Sales Volumes
 Gas (Mcf) (b)
  Underlying properties..........   8,636,974     9,572,424     (10%)      18,346,608    15,087,211      22%
   Average per day...............      95,966       107,555     (11%)         100,806        99,915       1%
  Net profits interests..........   4,350,412     4,491,137      (3%)       9,051,801     6,315,141      43%

 Oil (Bbls) (b)
  Underlying properties..........     104,525       115,384      (9%)         204,730       180,908      13%
   Average per day...............       1,161         1,296     (10%)           1,125         1,198      (6%)
  Net profits interests..........      52,065        57,084      (9%)         101,670        82,636      23%

Average Sales Prices
  Gas (per Mcf) (c)..............      $ 2.54        $ 2.00      27%           $ 2.42        $ 2.00      21%
  Oil (per Bbl)..................      $27.63        $13.64     103%           $26.43        $12.64     109%

Revenues
  Gas sales...................... $21,898,246   $19,144,848      14%      $44,399,737   $30,174,422      47%
  Oil sales......................   2,887,909     1,574,132      83%        5,411,956     2,286,000     137%
                                  -----------   -----------               -----------   -----------
  Total Revenues.................  24,786,155    20,718,980      20%       49,811,693    32,460,422      53%
                                  -----------   -----------               -----------   -----------

Costs
 Taxes, transportation
     and other...................   2,414,202     2,137,938      13%        4,829,788     3,522,886      37%
 Production expense..............   3,236,119     2,944,690      10%        6,522,422     5,258,915      24%
 Development costs...............   3,254,298     2,842,806      14%        7,120,405     4,803,107      48%
 Overhead........................   1,770,729     1,724,807       3%        3,501,171     3,350,431       4%
                                  -----------   -----------               -----------   -----------
   Total Costs...................  10,675,348     9,650,241      11%       21,973,786    16,935,339      30%
                                  -----------   -----------               -----------   -----------

Net Proceeds.....................  14,110,807    11,068,739      27%       27,837,907    15,525,083      79%

Net Profits Percentage...........         80%           80%                       80%           80%
                                  -----------   -----------                ----------   -----------

Royalty Income................... $11,288,646   $ 8,854,991      27%      $22,270,326   $12,420,066      79%
                                  ===========   ===========               ===========   ===========

-------------------------

(a) Because of the two-month interval between time of production and receipt of royalty income by the trust, (1) oil and gas sales for the quarter ended June 30 generally represent production for the period February through April and (2) oil and gas sales for the six months ended June 30, 2000 generally represent production for the period November 1999 through April 2000. Oil and gas sales for the six months ended June 30, 1999 represent production for the period December 1998 (the trust's initial month) through April 1999.

(b) Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expenses and development costs. Changes in any of these factors may result in disproportionate fluctuations in volumes allocated to the net profits interests. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c) See Note 2 to condensed financial statements.

The following are explanations of significant variances from second quarter 1999 to 2000 and from the first six months of 1999 to the comparable period in 2000:

Sales Volumes

Gas
Second quarter gas sales volumes declined 10% primarily because of timing of cash receipts. Natural production decline is estimated to be 4%. Gas sales volumes were 22% higher for the six-month period, primarily because of the lag effect on cash receipts in the trust's initial accounting period, which resulted in less than five full months of production in the first half of 1999.

Oil
Second quarter oil sales declined 9% primarily because of natural production decline. Oil sales volumes were 13% higher for the six-month period, primarily because of the lag effect on cash receipts in the trust's initial accounting period.


Sales Prices

Gas
The second quarter 1999 and six-month 1999 average gas price of $2.00 per Mcf was the minimum price contractually provided to unitholders for distributions declared through March 2000. As of April 2000, there are no longer any minimum price provisions. See Note 2 to the condensed financial statements. The 1999 actual average gas price of $1.57 per Mcf for the quarter and $1.66 per Mcf for the six-month period reflect lower prices caused by high levels of gas in storage remaining from the abnormally warm winter of 1998-1999. Gas prices began to increase in May 1999 and, after declining briefly at year end, have continued to strengthen in 2000, as gas storage remains lower than prior year levels. At July 5, 2000, the average NYMEX price for the following twelve months was $3.82 per MMBtu. Over the last six months, the trust's average price has been approximately $0.20 per MMBtu lower than the NYMEX price.

Oil
Average prices during 1999 reflect abnormally low prices resulting from excess global supply. After OPEC members and other oil producers agreed to production cuts in March 1999, oil prices climbed through the remainder of 1999 and first quarter 2000. Increased demand in 2000 has more than offset OPEC production increases in March and June, sustaining higher prices through June 2000. The average West Texas Intermediate posted price for June 2000 was $28.79 per Bbl. Recently, Saudi Arabia proposed additional production increases to reduce prices closer to its target price of $25.00 per barrel.


Costs

Total costs deducted in the calculation of royalty income for the first half of the year increased 30% primarily because of the lag effect on cash disbursements in the trust's initial accounting period. Increased costs for the quarter and six-month periods are because of higher development costs related to projects in Oklahoma and Wyoming, increased production taxes resulting from higher oil and gas prices, and increased production expense related to the timing of maintenance projects.

Forward Looking Statements

This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements contained in this "Trustee's Discussion and Analysis" regarding the net profits interests and industry conditions, are forward-looking statements. Although Cross Timbers Oil believes that the expectations reflected in such forward-looking statements are reasonable, neither Cross Timbers Oil nor the trustee can give any assurance that such expectations will prove to be correct.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the trust's market risks, as disclosed in the trust's Form 10-K for the year ended December 31, 1999.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings.

A class action lawsuit, Bishop, et al. v. Amoco Production Co., et al., was filed in May 2000 in the Third Judicial District Court in Lincoln County, Wyoming by owners of royalty and overriding royalty interests in wells located in Wyoming. The plaintiffs allege that Cross Timbers and the other producer defendants have deducted impermissible costs of production from royalty payments that have been made to the plaintiffs and other similarly situated persons and have failed to properly inform the plaintiffs and others of the deductions taken. The action is being brought as a class action on behalf of all persons who own an interest in wells located in Wyoming as to which the defendants pay royalties and overriding royalties. The plaintiffs seek a declaratory judgment that the deductions made are impermissible and seek damages in the amount of the deductions made together with interest and attorneys' fees. Cross Timbers believes that the plaintiffs' interpretation of the Wyoming statute that governs this issue, based upon a 1999 court decision, is erroneous, and that any deductions made from royalties by Cross Timbers are permitted by the statute. Cross Timbers intends to vigorously defend this action. If Cross Timbers does not prevail, however, the trust will bear its 80% share of any judgment related to production from the underlying properties for periods since December 1, 1998. Additionally, if an adverse judgment increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds.


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

  (15)            Awareness letter of Arthur Andersen LLP                                          19

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


                                 HUGOTON ROYALTY TRUST
                                 By BANK OF AMERICA, N.A., TRUSTEE



                                 By        /s/   RON E. HOOPER
                                   -----------------------------------------
                                                 Ron E. Hooper
                                                Vice President




                                 CROSS TIMBERS OIL COMPANY



Date: July 10, 2000              By        /s/ LOUIS G. BALDWIN
                                   ----------------------------------------
                                                Louis G. Baldwin
                                          Executive Vice President and
                                             Chief Financial Officer