Form 10-Q
period 2000-09-30
HUGOTON ROYALTY TRUST
filed 2000-11-13
CIK 862022

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



               For the quarterly period ended September 30, 2000
                                              ------------------

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

                                     NONE
  -------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if change since last report)

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

                      Outstanding as of November 1, 2000
                      ----------------------------------
                                  40,000,000

================================================================================

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
-----------------------------------------------------------

                                     INDEX

                                                                                                       Page
                                                                                                       ----
           GLOSSARY OF TERMS.........................................................................    3

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements......................................................................    4

           Report of Independent Public Accountants..................................................    5

           Condensed Statements of Assets, Liabilities and Trust Corpus
             at September 30, 2000 and December 31, 1999............................................     6

           Condensed Statements of Distributable Income
             for the Three and Nine Months Ended September 30, 2000 and 1999........................     7

           Condensed Statements of Changes in Trust Corpus
             for the Three and Nine Months Ended September 30, 2000 and 1999........................     8

           Notes to Condensed Financial Statements...................................................    9

  Item 2.  Trustee's Discussion and Analysis.........................................................   12

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk................................   15


PART II.   OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K..........................................................   16

           Signatures................................................................................   17

HUGOTON ROYALTY TRUST

GLOSSARY OF TERMS
-----------------

The following are definitions of significant terms used in this Form 10-Q:

Bbl                      Barrel (of oil)

Mcf                      Thousand cubic feet (of natural gas)

MMBtu One million British Thermal Units, a common energy measurement

net profits interest     An interest in an oil and gas property measured by net
                         profits from the sale of production, rather than a specific portion of production

net proceeds             Gross proceeds from sale of production from the
                         underlying properties, less applicable costs

royalty income           Net proceeds, multiplied by the net profits percentage
                         of 80% and paid to the trust

underlying properties    Cross Timbers' interest in certain oil and gas
                         properties from which the net profits interests were conveyed. The underlying properties include working interests in predominantly gas-producing properties located in Kansas, Oklahoma and Wyoming.

working interest         An operating interest in an oil and gas property that
                         provides the owner a specified share of production that is subject to all production and development costs

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION
------------------------------


Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the trust's financial statements and the notes thereto included in the trust's annual report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at September 30, 2000, and the distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2000 and 1999, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Bank of America, N.A., as Trustee
  for the Hugoton Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of September 30, 2000 and the related condensed statements of distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the trustee.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of December 31, 1999 included in the trust's annual report on Form 10-K, and in our report dated March 1, 2000, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1999 is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus included in the trust's financial statements from which it has been derived.

ARTHUR ANDERSEN LLP

Fort Worth, Texas
October 21, 2000

HUGOTON ROYALTY TRUST
--------------------------------------------------------------------------------
Condensed Statements of Assets, Liabilities and Trust Corpus

                                                                          September 30,            December 31,
                                                                               2000                   1999
                                                                         ---------------         ---------------
                                                                            (Unaudited)
ASSETS

Cash and short-term investments.....................................     $     5,270,040         $     4,551,840

Net profits interests in oil and gas properties - net...............         222,377,164             233,428,609
                                                                         ---------------         ---------------

                                                                         $   227,647,204         $   237,980,449
                                                                         ===============         ===============

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders................................      $     5,270,040         $     4,551,840

Trust corpus (40,000,000 units of beneficial
    interest authorized and outstanding)............................         222,377,164             233,428,609
                                                                         ---------------         ---------------

                                                                         $   227,647,204         $   237,980,449
                                                                         ===============         ===============


The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST
--------------------------------------------------------------------------------

Condensed Statements of Distributable Income (Unaudited)

                                              Three Months Ended              Nine Months Ended
                                                 September 30                   September 30
                                      ------------------------------    ------------------------------
                                           2000            1999             2000             1999
                                      -------------    -------------    -------------    -------------
Royalty income ....................   $  16,250,348    $   8,541,670    $  38,520,674    $  20,961,736

Interest income ...................          38,398           15,980           83,825           24,516
                                      -------------    -------------    -------------    -------------

Total income ......................      16,288,746        8,557,650       38,604,499       20,986,252

Administration expense ............          92,306           29,330          204,299           62,403
                                      -------------    -------------    -------------    -------------

Distributable income ..............   $  16,196,440    $   8,528,320    $  38,400,200    $  20,923,849
                                      =============    =============    =============    =============

Distributable income per unit
  (40,000,000 units) ..............   $    0.404911    $    0.213208    $    0.960005    $    0.523098
                                      =============    =============    =============    =============



The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST
--------------------------------------------------------------------------------

Condensed Statements of Changes in Trust Corpus (Unaudited)

                                                  Three Months Ended                  Nine Months Ended
                                                     September 30                        September 30
                                             -----------------------------      ------------------------------
                                                 2000            1999               2000             1999
                                             -------------   -------------      -------------    -------------

Trust corpus, beginning of period .........  $ 226,089,846   $ 241,540,064      $ 233,428,609    $ 247,067,951

Amortization of net profits interests .....     (3,712,682)     (3,644,484)       (11,051,445)      (9,171,371)

Return of initial contribution
    to grantor.............................              -               -                  -           (1,000)

Distributable income.......................     16,196,440       8,528,320         38,400,200       20,923,849

Distributions declared ....................    (16,196,440)     (8,528,320)       (38,400,200)     (20,923,849)
                                             -------------   -------------      -------------    -------------

Trust corpus, end of period ...............  $ 222,377,164   $ 237,895,580      $ 222,377,164    $ 237,895,580
                                             =============   =============      =============    =============


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

    The initial carrying value of the net profits interests of $247,066,951 represents Cross Timbers' net book value for the interests on December 1, 1998, the date the trust was created. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $24,689,787 as of September 30, 2000 and $13,638,342 as of December 31, 1999.

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

    A second lawsuit, United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the United States District Court for the Western District of Oklahoma. This action alleges that Cross Timbers underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans by at least 20% during the past 10 years as a result of mismeasuring the volume of natural gas and wrongfully analyzing its heating content. The suit, which was brought under the qui tam provisions of the U.S. False Claims Act, seeks treble damages for the unpaid royalties (with interest), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for Cross Timbers to cease the allegedly improper measuring practices. The cases against Cross Timbers and other defendants have been consolidated in the United States District Court for Wyoming. Cross Timbers and other defendants have filed a motion to dismiss the lawsuit. The motion to dismiss has been heard by the Court and a decision is pending. Cross Timbers believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action. However, an order to change measuring practices or a related settlement could adversely affect the trust by reducing net proceeds in the future by an amount that is presently not determinable, but, in Cross Timbers management's opinion, is not expected to be material to the trust's annual distributable income, financial position or liquidity.

    A third lawsuit, Bishop, et al. v. Amoco Production Co., et al., was filed in May 2000 in the Third Judicial District Court in Lincoln County, Wyoming by owners of royalty and overriding royalty interests in wells located in Wyoming. The plaintiffs allege that Cross Timbers and the other producer defendants have deducted impermissible costs of production from royalty payments that have been made to the plaintiffs and other similarly situated persons and have failed to properly inform the plaintiffs and others of the deductions taken. The action is being brought as a class action on behalf of all persons who own an interest in wells located in Wyoming as to which the defendants pay royalties and overriding royalties. The plaintiffs seek a declaratory judgment that the deductions made are impermissible and seek damages in the amount of the deductions made together with interest and attorneys' fees. Cross Timbers believes that the plaintiffs' interpretation of the Wyoming statute that governs this issue, based upon a 1999 court decision, is erroneous, and that any deductions made from royalties by Cross Timbers are permitted by the statute. Cross Timbers intends to vigorously defend this action. If Cross Timbers does not prevail, however, the trust will bear its 80% share of any judgment related to production from the underlying properties for periods since December 1, 1998. Additionally, if an adverse judgment increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. Cross Timbers management believes that any reduction in future distributions will not be material to the trust's annual distributable income, financial position, or liquidity.

Item 2.  Trustee's Discussion and Analysis.

The following discussion should be read in conjunction with the trustee's discussion and analysis contained in the trust's 1999 annual report, as well as the condensed financial statements and notes thereto included in this quarterly report on Form 10-Q.

Distributable Income

For the quarter ended September 30, 2000 royalty income was $16,250,348, as compared to $8,541,670 for third quarter 1999. This 90% increase in royalty income is primarily the result of higher oil and gas prices. See "Royalty Income" below.

Distributable income for the quarter ended September 30, 2000 was $16,196,440, or $0.404911 per unit of beneficial interest. Distributions for the quarter were:

                                                                          Distribution
                          Record Date               Payment Date            per Unit
                    ----------------------     ----------------------    -------------
                    July 31, 2000              August 14, 2000           $    0.102685
                    August 31, 2000            September 15, 2000             0.170475
                    September 29, 2000         October 16, 2000               0.131751
                                                                         -------------

                                                                         $    0.404911
                                                                         =============

For the nine months ended September 30, 2000 royalty income was $38,520,674, compared with $20,961,736 for the same 1999 period. Higher oil and gas prices in 2000 and the lag effect on cash receipts in the trust's initial accounting period in 1999 are the primary reasons for this 84% increase in royalty income. See "Royalty Income" below.

Trust administration expenses were higher in third quarter 2000 primarily because of the timing of payments related to annual reporting costs. Administration expenses were generally lower in 1999 because of the lag effect on cash disbursements in the trust's initial accounting year.

Royalty Income

Royalty income is recorded when received by the trust, which is the month following receipt by Cross Timbers, and generally two months after oil and gas production. Royalty income is generally affected by three major factors:

    -   oil and gas sales volumes,

    -   oil and gas sales prices, and

    -   costs deducted in the calculation of royalty income.

The following is a summary of the calculation of royalty income received by the trust:

                                         Three Months                                    Nine Months
                                     Ended September 30 (a)       Increase          Ended September 30 (a)        Increase
                                  ----------------------------                   -----------------------------
                                      2000            1999        (Decrease)         2000             1999       (Decrease)
                                  ------------    ------------   -----------     -------------    ------------  ------------
Sales Volumes
   Gas (Mcf) (b)
     Underlying properties.....      9,050,655       9,515,797       (5%)           27,397,263      24,603,008       11%
       Average per day.........         98,377         103,433       (5%)               99,990         101,247       (1%)
     Net profits interests.....      4,579,058       4,164,330       10%            13,630,859      10,479,471       30%

   Oil (Bbls) (b)
     Underlying properties.....         97,602         104,133       (6%)              302,332         285,041        6%
       Average per day.........          1,061           1,132       (6%)                1,103           1,173       (6%)
     Net profits interests.....         49,445          55,660      (11%)              151,115         138,296        9%

Average Sales Prices

   Gas (per Mcf) (c)...........         $ 3.57          $ 2.01       78%                $ 2.80          $ 2.00       40%
   Oil (per Bbl)...............         $29.71          $18.18       63%                $27.49          $14.66       88%

Revenues

   Gas sales...................   $ 32,299,570    $ 19,118,253       69%         $  76,699,307    $ 49,292,675       56%
   Oil sales...................      2,899,763       1,892,765       53%             8,311,719       4,178,765       99%
                                  ------------    ------------                   -------------    ------------
     Total Revenues............     35,199,333      21,011,018       68%            85,011,026      53,471,440       59%
                                  ------------    ------------                   -------------    ------------

Costs
   Taxes, transportation
      and other................      3,338,100       2,097,817       59%             8,167,888       5,620,703       45%
   Production expense..........      3,859,271       2,791,131       38%            10,381,693       8,050,046       29%
   Development costs...........      5,774,583       3,693,053       56%            12,894,988       8,496,160       52%
   Overhead....................      1,914,444       1,751,680        9%             5,415,615       5,102,111        6%
   Excess costs................              -         (35,718)       -                      -         (35,718)       -
   Recovery of excess costs
     and accrued interest......              -          35,968        -                      -          35,968        -
                                  ------------    ------------                   -------------    ------------
     Total Costs...............     14,886,398      10,333,931       44%            36,860,184      27,269,270       35%
                                  ------------    ------------                   -------------    ------------

Net Proceeds...................     20,312,935      10,677,087       90%            48,150,842      26,202,170       84%

Net Profits Percentage.........             80%             80%                             80%             80%
                                  ------------    ------------                   -------------    ------------
Royalty Income.................   $ 16,250,348    $  8,541,670       90%         $  38,520,674    $ 20,961,736       84%
                                  ============    ============                   =============    ============

_____________________
(a) Because of the two-month interval between time of production and receipt of royalty income by the trust, (1) oil and gas sales for the quarter ended September 30 generally represent production for the period May through July and (2) oil and gas sales for the nine months ended September 30, 2000 generally represent production for the period November 1999 through July 2000. Oil and gas sales for the nine months ended September 30, 1999 represent production for the period December 1998 (the trust's initial month) through July 1999.

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

The following are explanations of significant variances from third quarter 1999 to 2000 and from the first nine months of 1999 to the comparable period in 2000:

Sales Volumes

Gas

Third quarter gas sales volumes declined 5% primarily because of natural production decline, partially offset by new wells. Gas sales volumes were 11% higher for the nine-month period, primarily because of the lag effect on cash receipts in the trust's initial accounting period, which resulted in less than eight full months of sales volumes in the first nine months of 1999. Average daily gas sales volumes for the nine-month period declined 1%.

Oil

Third quarter oil sales volumes declined 6% primarily because of natural production decline, partially offset by new wells. Oil sales volumes were 6% higher for the nine-month period, primarily because of the lag effect on cash receipts in the trust's initial accounting period, which resulted in less than eight full months of sales volumes in the first nine months of 1999. Average daily oil sales volumes for the nine-month period declined 6% because of natural production decline.

Sales Prices

Gas

The average gas price increased 78% for the third quarter and 40% for the nine-month period. The third quarter 1999 average gas price of $2.01 per Mcf approximated the actual average price before adjustment to provide the $2.00 minimum price contractually provided to unitholders for distributions declared through March 2000. As of April 2000, there are no longer any minimum price provisions. See Note 2 to the condensed financial statements. The 1999 year-to-date minimum price of $2.00 per Mcf exceeded the actual average price by $0.22. The actual average gas price of $1.78 per Mcf for the nine-month period reflects lower prices caused by high levels of gas in storage remaining from the abnormally warm winter of 1998-1999. Gas prices began to increase in May 1999 and, after declining briefly at year end, have continued to strengthen in 2000. Higher gas prices have been supported by both lower gas storage levels and increased demand for power generation. Prices are expected to remain high as the winter heating season approaches. On November 3, 2000, the average NYMEX price for the following twelve months was $4.50 per MMBtu. The trust's recent average gas price has been approximately $0.40 per MMBtu lower than the NYMEX price.

Oil

Average prices during 1999 reflect abnormally low prices resulting from excess global supply. After OPEC members and other oil producers agreed to production cuts in March 1999, oil prices climbed through the remainder of 1999 and first quarter 2000. Despite OPEC production increases, increased demand has sustained higher prices. In September 2000, when crude oil prices rose to their highest level in 10 years, the average West Texas Intermediate ("WTI") posted price was $30.86 per Bbl. The average WTI posted price for October 2000 was $29.96 per Bbl. Recent trust oil prices have averaged approximately $2.50 higher than the WTI posted price.

Costs

Total costs deducted in the calculation of royalty income increased 44% for the third quarter and 35% for the nine-month period. Increased taxes, transportation and other are the result of higher oil and gas prices, increased development costs are related to projects in Oklahoma and Wyoming, and increased production expense is primarily related to the timing of maintenance projects. Costs were also lower in the nine-month

1999 period because of the lag effect on cash disbursements in the trust's initial accounting period, which resulted in the inclusion of only approximately eight months of costs.

Forward Looking Statements

This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements contained in this "Trustee's Discussion and Analysis" regarding the net profits interests and industry conditions, are forward-looking statements. Although Cross Timbers believes that the expectations reflected in such forward-looking statements are reasonable, neither Cross Timbers nor the trustee can give any assurance that such expectations will prove to be correct.

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

PART II - OTHER INFORMATION

Items 1 through 5.    Not applicable.


Item 6. (a)  Exhibits.

   Exhibit Number
   and Description                                                                                  Page
   ---------------                                                                                  ----
     (4)  (a)     Hugoton Royalty Trust Indenture by and between NationsBank, N.A. (now
                  Bank of America, N.A.), as trustee and Cross Timbers Oil Company heretofore filed as Exhibit 4.1 to the trust's Registration Statement No. 333-
                  68441 on Form S-1 filed with the Securities and Exchange Commission on
                  December 4, 1998, is incorporated herein by reference.

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

                                   HUGOTON ROYALTY TRUST
                                   By BANK OF AMERICA, N.A., TRUSTEE



                                   By        RON E. HOOPER
                                     --------------------------------------
                                             Ron E. Hooper
                                             Vice President


                                   CROSS TIMBERS OIL COMPANY



Date: November 13, 2000            By        LOUIS G. BALDWIN
                                     --------------------------------------
                                             Louis G. Baldwin
                                             Executive Vice President and
                                             Chief Financial Officer