Form 10-K405
period 2000-12-31
HUGOTON ROYALTY TRUST
filed 2001-03-30
CIK 862022

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

For the fiscal year ended December 31,           Commission file number 1-10476
2000

                             Hugoton Royalty Trust
(Exact name of registrant as specified in the Hugoton Royalty Trust Indenture)

                Texas                                    58-6379215
                                                      (I.R.S. Employer
   (State or other jurisdiction of                   Identification No.)
   incorporation or organization)

        Bank of America, N.A.                            75283-0650
               Trustee                                   (Zip Code)
           P.O. Box 830650
            Dallas, Texas
   (Address of principal executive
              offices)

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  At March 1, 2001, there were 40,000,000 units of beneficial interest of the trust outstanding. The aggregate market value of the units (based on the closing price on the New York Stock Exchange on March 1, 2001) held by non-affiliates of the registrant on that date was approximately $258.2 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Listed below is the only document parts of which are incorporated herein by reference and the parts of this report into which the document is incorporated:

                  2000 Annual Report to Unitholders--Part II

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

  Effective December 1, 1998, Cross Timbers conveyed to the trust 80% defined net profits interests in certain predominantly natural gas producing working interest properties in Kansas, Oklahoma and Wyoming under three separate conveyances. In exchange for these net profits interest conveyances to the trust, 40 million units of beneficial interest were issued to Cross Timbers. In April and May 1999, Cross Timbers sold a total of 17 million units in the trust's initial public offering. In 1999 and 2000, Cross Timbers also sold 1.3 million trust units to certain of its officers. The trust did not receive any proceeds from these sales of trust units. As of March 1, 2001, Cross Timbers owned 21,705,893 units in the trust. Units are listed and traded on the New York Stock Exchange under the symbol "HGT."

  The net profits interests entitle the trust to receive 80% of net proceeds from the sale of oil and gas from the underlying properties. Each month Cross Timbers determines the amount of cash received from the sale of production and deducts property and production taxes, development and production costs and overhead. For trust distributions declared through March 2000, net proceeds from the sale of gas related to those distributions were contractually required to be computed differently. Net proceeds for this period were computed monthly based on the greater of either a realized price of $2.00 per Mcf or the actual price received by Cross Timbers for natural gas sold.

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

  Approximately 90% of the royalty income received by the trust during 2000, as well as 98% of the estimated proved reserves of the net profits interests at December 31, 2000 (based on estimated future net revenues using year-end oil and gas prices), is attributable to natural gas. There has historically been a greater demand for gas during the winter months than the rest of the year. Otherwise, trust income generally is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The trust conducts no research activities.

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

  Sales volumes from the underlying properties in the Hugoton area averaged approximately 32,400 Mcf of natural gas per day and 80 Bbls of oil per day.

  Cross Timbers delivers most of its Hugoton natural gas production to a gathering and processing system operated by a subsidiary. This system collects approximately 75% of its throughput from underlying properties, which, in recent months, has been approximately 24,000 Mcf per day from 270 wells. The gathering subsidiary purchases the gas from Cross Timbers at the wellhead, gathers and transports the gas to its plant, and treats and processes the gas at the plant. The gathering subsidiary pays Cross Timbers for wellhead volumes at a price of 80% to 85% of the residue price received upon sale to Cross Timbers' marketing affiliate. Under long-term contracts, the gathering subsidiary sells residue volumes to Cross Timbers' marketing affiliate at a price equal to the average price of several published indices and is reduced by any pipeline access fees incurred by the marketing affiliate, but is not reduced by any marketing fees. Pipeline access fees currently are approximately $0.02 per Mcf.

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

  Most of the production from the underlying properties is from the Chase formation. In June 1999, Oklahoma regulations were amended to allow increased drilling density in the Oklahoma panhandle where Cross Timbers has approximately 200 infill well locations on the underlying properties. Cross Timbers also plans to develop other formations, including the Council Grove, Chester, Morrow and St. Louis formations that underlie the 79,500 net acres held by production by the Chase formation wells. Cross Timbers has participated in 3-D seismic shoots covering 30,000 acres of Cross Timbers' net acreage position beneath the Chase formation. Test wells were drilled to delineate the Council Grove formation in 1999 and 2000.

  Cross Timbers drilled one well in 2000 to the Chester, Council Grove and Chase formations, which was successfully completed. Cross Timbers plans to perform up to 37 workovers in the Hugoton area during 2001.

   Anadarko Basin

  Oil and natural gas were discovered in the Anadarko Basin of western Oklahoma in 1945. Daily sales volumes from the underlying properties in the Anadarko Basin averaged 42,100 Mcf and 950 barrels in 2000. Cross Timbers is one of the largest producers in the Ringwood, Northwest Okeene and Cheyenne Valley fields in Major County, the principal producing region of the underlying properties in the Anadarko Basin.

  The fields in the Major County area are characterized by oil and natural gas production from a variety of structural and stratigraphic traps. Productive zones range from 6,500 to 9,400 feet and include the Oswego, Red Fork, Inola, Chester, Manning, Mississippian, Hunton and Arbuckle formations.

  A gathering subsidiary of Cross Timbers operates a 300-mile gathering system and pipeline in the Major County area. The gathering subsidiary and a third-party processor purchase natural gas produced at the wellhead from Cross Timbers and other producers in the area under life-of-production contracts. The gathering subsidiary gathers and transports the gas to a third-party processor, which processes the gas and pays Cross Timbers and other producers for at least 50% of the liquids processed. After the gas is processed, the gathering subsidiary transports the gas via a 26-mile pipeline to a connection with other pipelines. The gathering subsidiary sells the residue gas to the marketing subsidiary of Cross Timbers based upon the average price of several published indices. The gathering subsidiary pays this price to Cross Timbers less a compression and gathering fee of $0.317 per Mcf of residue gas. This gathering fee was previously approved by the Federal Energy Regulatory Commission when the gathering subsidiary was regulated. During 2000, the gathering system collected approximately 18,000 Mcf per day from over 400 wells, 70% of which Cross Timbers operates. Estimated capacity of the gathering system is 40,000 Mcf per day. The gathering subsidiary also provides contract operating services to properties in Woodward County, collecting approximately 161,000 Mcf per month from 34 wells, for a historical average fee of approximately $0.125 per Mcf.

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

  .  deepening existing wells to new producing zones; and

  .  drilling additional wells.

  Cross Timbers drilled 18 gross (12.9 net) wells in 2000 in the northwest portion of Major County, targeting the Chester, Inola, Oswego and Red Fork formations. All of these wells were successfully completed. Cross Timbers plans to drill up to 27 wells and perform up to 17 workovers in the Anadarko Basin during 2001.

   Green River Basin

  The Green River Basin is located in southwestern Wyoming. Natural gas was discovered in the Fontenelle field of the Green River Basin in the early 1970s. The producing reservoirs are the Cretaceous-aged Frontier and Dakota sandstones at depths ranging from 7,500 to 10,000 feet. Daily sales volumes from the underlying properties in the Fontenelle field averaged 26,200 Mcf of natural gas and 60 Bbls of oil in 2000.

  Cross Timbers markets the natural gas produced from the Fontenelle Unit and nearby properties under three different marketing arrangements. Under the agreement covering 70% of the gas sold, Cross Timbers compresses the gas on the lease, transports it off the lease and compresses the gas again prior to entry into the gas plant pipeline. The pipeline transports the gas 35 miles to the gas plant, where the gas is processed, then redelivered to Cross Timbers and sold to Cross Timbers' marketing subsidiary. The owner of the gas plant and related pipeline charges Cross Timbers for operational fuel and processing. In 2000, the fuel charge was 0.025% of the volumes produced and the processing fee was $0.05 per MMBtu. The marketing subsidiary then sells the residue gas to third parties based upon a spot sales price and pays the net sales proceeds to Cross Timbers. The marketing subsidiary does not receive a marketing fee. The gas not sold under the above arrangement is sold either under a similar arrangement where the fee is $0.145 per MMBtu, or under a contract where Cross Timbers directly sells the gas to a third party on the lease at an adjusted index price. Condensate is sold at the lease to an independent third party at market rates.

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

  Potential development activities for the fields in this area include:

  .  additional compression to lower line pressures,

  .  opening new producing zones of existing wells,

  .  deepening existing wells to new producing zones, and

  .  drilling additional wells.

  Cross Timbers drilled five gross (4.9 net) wells in the Fontenelle Unit in 2000, all of which were successfully completed. Cross Timbers plans to drill up to ten wells and perform up to seven workovers in the Green River Basin during 2001.

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

  The underlying properties are interests in developed properties located primarily in gas producing regions of Kansas, Oklahoma and Wyoming. The following is a summary of the approximate producing acreage of the underlying properties at December 31, 2000. Undeveloped acreage is not significant.

                                                                  Gross    Net
                                                                 ------- -------
     Hugoton Area............................................... 217,590 200,390
     Anadarko Basin............................................. 152,042 113,946
     Green River Basin..........................................  42,654  28,841
                                                                 ------- -------
     Total...................................................... 412,286 343,177
                                                                 ======= =======

  The following is a summary of the producing wells on the underlying properties as of December 31, 2000:

                                         Operated    Non-Operated
                                           Wells        Wells          Total
                                       ------------- ------------- -------------
                                       Gross   Net   Gross   Net   Gross   Net
                                       ----- ------- ------------- ----- -------
     Gas.............................. 1,049   958.7    257   59.5 1,306 1,018.2
     Oil..............................   131   117.9      7    1.2   138   119.1
                                       ----- -------  ----- ------ ----- -------
     Total............................ 1,180 1,076.6    264   60.7 1,444 1,137.3
                                       ===== =======  ===== ====== ===== =======

  There were seven (5.2 net) wells in process of drilling at December 31, 2000.

  The following is a summary of the number of wells drilled on the underlying properties during the year ended December 31, 2000. Unless otherwise indicated, all wells drilled are developmental.

                                                                      Gross Net
                                                                      ----- ----
     Completed gas wells (a).........................................   40  31.0
     Completed oil wells (b).........................................    1   0.1
                                                                       ---  ----
     Total...........................................................   41  31.1
                                                                       ===  ====

--------
(a) Included in completed gas wells are ten gross (1.7 net) wells drilled on nonoperated interests.
(b) Completed oil wells were drilled on nonoperated interests.

Oil and Gas Production

  Trust production is recognized in the period royalty income is received, which is the month following receipt by Cross Timbers, and generally two months after the time of production. Because of this two-month interval, the trust's initial accounting year ended December 31, 1999 includes royalty income related to eleven months of oil and gas sales, or December 1998 (the trust's initial month) through October 1999 production. Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for the years ended December 31, 2000 and 1999 were as follows:

                                                           2000        1999
                                                        ----------- -----------
     Production
     Underlying Properties
      Gas--Sales (Mcf).................................  36,842,156  34,188,398
       Average per day (Mcf)...........................     100,662     102,055
      Oil--Sales (Bbls)................................     399,929     388,038
       Average per day (Bbls)..........................       1,093       1,158
     Net Profits Interests
      Gas--Sales (Mcf).................................  18,199,754  15,583,364
       Average per day (Mcf)...........................      49,726      46,518
      Oil--Sales (Bbls)................................     198,677     190,668
       Average per day (Bbls)..........................         543         569
     Average Sales Price
      Gas (per Mcf).................................... $      3.14 $      2.12
      Oil (per Bbl).................................... $     28.67 $     16.53

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

    Proved undeveloped reserves--Proved reserves which are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required.

    Estimated future net revenues--Also referred to herein as "estimated future net cash flows." Computational result of applying current prices of oil and gas (with consideration of price changes only to the extent provided by existing contractual arrangements) to estimated future production from proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves. Estimated future net revenues do not include the effects of the tight sands tax credit, since the trust is not a taxable entity and the credit inures directly to the benefit of the unitholder (see "Regulation-- Tight Sands Tax Credit").

    Present value of estimated future net revenues--Also referred to herein as "standardized measure of discounted future net cash flows" or "standardized measure." Computational result of discounting estimated future net revenues at a rate of 10% annually.

  Miller and Lents, Ltd., independent petroleum engineers, has estimated oil and gas reserves attributable to the underlying properties and net profits interests as of December 31, 2000, 1999 and 1998. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

  Reserve quantities and revenues for the net profits interests were estimated from projections of reserves and revenues attributable to the combined interests of the trust and Cross Timbers in the subject properties. Since the trust has defined net profits interests, the trust does not own a specific percentage of the oil and gas reserve quantities. Accordingly, reserves allocated to the trust pertaining to its 80% net profits interest in the properties have effectively been reduced to reflect recovery of the trust's 80% portion of applicable production and development costs, excluding overhead. Because trust reserve quantities are determined using an allocation formula, any fluctuations in actual or assumed prices or costs will result in revisions to the estimated reserve quantities allocated to the net profits interests.

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

  Year-end oil prices used to determine the standardized measure were based on a West Texas Intermediate crude oil posted price of $23.75 per Bbl in 2000, $22.75 per Bbl in 1999 and $9.50 per Bbl in 1998. The year-end weighted average realized gas prices used to determine the standardized measure were $9.44 per Mcf in 2000, $2.23 per Mcf in 1999 and $2.01 per Mcf in 1998.

  Proved Reserves

  The following table reconciles the change in proved reserves attributable to the underlying properties and net profits interests from December 31, 1998 through December 31, 2000:

                                                Underlying      Net Profits
                                                Properties       Interests
  (in thousands)                              ---------------  ---------------
                                                Gas     Oil      Gas     Oil
                                               (Mcf)   (Bbls)   (Mcf)   (Bbls)
                                              -------  ------  -------  ------
  Balance, December 31, 1998................. 515,073  4,030   282,297  2,193
    Extensions, discoveries and other
     additions...............................  28,262     89    16,173     51
    Revisions of prior estimates.............  (3,778)   540     5,034    358
    Production--sales volumes................ (34,188)  (388)  (15,583)  (191)
                                              -------  -----   -------  -----
  Balance, December 31, 1999................. 505,369  4,271   287,921  2,411
    Extensions, discoveries and other
     additions...............................  29,076    132    20,605     94
    Revisions of prior estimates.............  17,640    544    81,922    957
    Property sales...........................    (225)   (10)      (98)    (4)
    Production--sales volumes................ (36,842)  (400)  (18,200)  (199)
                                              -------  -----   -------  -----
  Balance, December 31, 2000................. 515,018  4,537   372,150  3,259
                                              =======  =====   =======  =====

  Extensions, discoveries and additions in 1999 and 2000 are primarily related to delineation of additional proved undeveloped reserves in the Anadarko Basin. Upward revisions of prior estimates of the proved reserves for the underlying properties during 2000 are because of lower than estimated production decline. Upward revisions of prior estimates of proved gas reserves of the net profits interests as compared with downward revisions of the underlying properties in 1999, and higher upward revisions for the net profits interests as compared with the underlying properties in 2000, were caused by higher year-end gas prices which resulted in increased gas reserves allocated to the trust.

  Proved Developed Reserves

  The following are estimated quantities of proved developed reserves attributable to the underlying properties and net profits interests as of December 31, 1998, 1999 and 2000:

                                                     Underlying    Net Profits
                                                     Properties     Interests
  (in thousands)                                   -------------- --------------
                                                     Gas    Oil     Gas    Oil
                                                    (Mcf)  (Bbls)  (Mcf)  (Bbls)
                                                   ------- ------ ------- ------
  December 31, 1998............................... 435,328 3,368  249,215 1,934
                                                   ======= =====  ======= =====
  December 31, 1999............................... 431,399 3,595  253,567 2,105
                                                   ======= =====  ======= =====
  December 31, 2000............................... 434,904 3,935  316,278 2,843
                                                   ======= =====  ======= =====

  Standardized Measure of Discounted Future Net Cash Flows from Proved
Reserves

  The following are summary calculations of the standardized measure of discounted future net cash flows attributable to the underlying properties and net profits interests as of December 31, 2000, 1999 and 1998:

                                                          December 31
     (in thousands)                             --------------------------------
                                                   2000       1999       1998
                                                ---------- ---------- ----------
     Underlying Properties
     Future cash inflows....................... $4,972,727 $1,240,476 $1,087,660
     Future costs:
       Production..............................    831,037    388,923    364,930
       Development.............................     60,211     48,861     48,212
                                                ---------- ---------- ----------
     Future net cash flows.....................  4,081,479    802,692    674,518
     10% discount factor.......................  2,141,117    393,924    327,341
                                                ---------- ---------- ----------
     Standardized measure...................... $1,940,362 $  408,768 $  347,177
                                                ========== ========== ==========
     Net Profits Interests
     Future cash inflows....................... $3,593,473 $  707,067 $  595,301
     Future production taxes...................    328,290     64,913     55,686
                                                ---------- ---------- ----------
     Future net cash flows.....................  3,265,183    642,154    539,615
     10% discount factor.......................  1,712,894    315,140    261,873
                                                ---------- ---------- ----------
     Standardized measure...................... $1,552,289 $  327,014 $  277,742
                                                ========== ========== ==========

  Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

  The following summarizes the changes in the standardized measure during 2000 and 1999 for the net profits interests. Significant upward revisions in 2000 were caused by the increase in year-end gas prices:

                                                             2000       1999
     (in thousands)                                       ----------  --------
     Standardized measure, January 1....................  $  327,014  $277,742
      Extensions, discoveries and other additions.......      84,743    13,333
      Accretion of discount.............................      28,597    25,459
      Revisions of prior estimates, changes in price and
       other............................................   1,168,847    43,620
      Property sales....................................        (100)      -0-
      Royalty income....................................     (56,812)  (33,140)
                                                          ----------  --------
     Standardized measure, December 31..................  $1,552,289  $327,014
                                                          ==========  ========

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

  The petroleum industry is also subject to compliance with various other federal, state and local regulations and laws, including, but not limited to, regulations and laws relating to environmental protection, occupational safety, resource conservation and equal employment opportunity. Cross Timbers Oil has advised the trustee that it does not believe that compliance with these laws will have any material adverse effect upon the unitholders.

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

Pricing and Sales Information

  A subsidiary of Cross Timbers purchases Cross Timbers' natural gas production at the monthly published price, then sells the gas to third parties for the best available price. Any marketing gains or losses are not included in trust net proceeds. Oil production is generally marketed at the wellhead to third parties at the best available price. Cross Timbers arranges for some of its natural gas to be processed by unaffiliated third parties and markets the natural gas liquids. The natural gas attributable to the underlying properties is marketed under contracts existing at trust inception. Contracts covering production from the Major County area are generally for the life of the lease, and the contract for the majority of production from the Hugoton area expires in 2004. If new contracts are entered with unaffiliated third parties, the proceeds from sales under those new contracts will be included in gross proceeds from the underlying properties. If new contracts are entered with Cross Timbers' marketing subsidiary, it may charge Cross Timbers a fee that may not exceed 2% of the sales price of the oil and natural gas received from unaffiliated parties. The sales price is net of any deductions for transportation from the wellhead to the unaffiliated parties and any gravity or quality adjustments.

Item 3. Legal Proceedings

  Cross Timbers is a defendant in three separate lawsuits that could, if adversely determined, decrease future trust distributable income. Damages relating to production prior to the formation of the trust will be borne by Cross Timbers.

  On April 3, 1998, a class action lawsuit, Booth, et al. v. Cross Timbers Oil Company, was filed in the District Court of Dewey County, Oklahoma by royalty owners of natural gas wells in Oklahoma. The plaintiffs allege that since 1991 Cross Timbers has underpaid royalty owners as a result of reducing royalties for improper charges for production, marketing, gathering, processing and transportation costs and selling natural gas through affiliated companies at prices less favorable than those paid by third parties. Cross Timbers believes that it has strong defenses to this lawsuit and intends to vigorously defend its position. However, if Cross Timbers ultimately makes any settlement payments, the trust will bear its 80% share of such settlement related to production from the underlying properties for periods since December 1, 1998. Additionally, if a judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. The amount of any potential settlement related to the trust and reduction in net proceeds is not presently determinable, but, in Cross Timbers management's opinion, is not currently expected to be material to the trust's annual distributable income, financial position or liquidity.

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

  A third lawsuit, Bishop, et al. v. Amoco Production Co., et al., was filed in May 2000 in the Third Judicial District Court in Lincoln County, Wyoming by owners of royalty and overriding royalty interests in wells located in Wyoming. The plaintiffs alleged that Cross Timbers and the other producer defendants deducted impermissible costs of production from royalty payments that were made to the plaintiffs and other similarly situated persons and failed to properly inform the plaintiffs and others of the deductions taken. The action was brought as a class action on behalf of all persons who own an interest in wells located in Wyoming as to which the defendants pay royalties and overriding royalties. The plaintiffs sought a declaratory judgment that the deductions made were impermissible and sought damages in the amount of the deductions made together with interest and attorneys' fees. Cross Timbers has reached a settlement in this action, which is subject to court approval. Cross Timbers will receive a release of claims relating to deductions taken, the statutory reporting of claims, and other miscellaneous matters. Cross Timbers agreed not to take similar deductions in the future and to itemize other deductions from future royalty disbursements. Cross Timbers expects the court will approve the settlement in April 2001. The trust's portion of the settlement is expected to be less than $200,000.

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

  No matters were submitted to a vote of unitholders during 2000.

                                    PART II

Item 5. Market for Units of the Trust and Related Security Holder Matters

  The section entitled "Units of Beneficial Interest" on page 1 of the trust's Annual Report to unitholders for the year ended December 31, 2000 is incorporated herein by reference.

Item 6. Selected Financial Data

                                                       Year Ended December 31,
                                                      -------------------------
                                                          2000         1999
                                                      ------------ ------------
  Royalty Income..................................... $ 56,812,141 $ 33,139,662
  Distributable Income...............................   56,712,080   33,090,049
  Distributable Income per Unit......................     1.417802     0.827253
  Distributions per Unit.............................     1.417802     0.827253
  Total Assets at Year-End...........................  232,057,603  237,980,449

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The "Trustee's Discussion and Analysis" of financial condition and results of operations for the year ended December 31, 2000 on pages 5 through 7 of the trust's Annual Report to unitholders for the year ended December 31, 2000 is incorporated herein by reference.

  Forward Looking Statements

  Certain information included in this annual report and other materials filed by the trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by Cross Timbers or the trustee) contain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the trust operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, development activities, maintenance projects, development, production and other costs, oil and gas prices, pricing differentials, proved reserves, production levels, litigation, regulatory matters and competition. Such forward-looking statements are based on Cross Timbers' current plans, expectations, assumptions, projections and estimates and are identified by words such as "expects," "intends," "plans," "projects," "anticipates," "predicts," "believes," "goals," "estimates," "should," "could", and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. Any number of factors could cause actual results to differ materially, including, but not limited to, crude oil and natural gas price fluctuations, changes in the underlying demand for oil and natural gas, changes in ownership and/or the operator of the underlying properties, the timing and results of development activity, the availability of drilling equipment, as well as general domestic and international economic and political conditions.

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

Item 8. Financial Statements and Supplementary Data

  The financial statements of the trust and the notes thereto, together with the related report of Arthur Andersen LLP dated March 19, 2001, appearing on pages 8 through 12 of the trust's Annual Report to unitholders for the year ended December 31, 2000 are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  There have been no changes in accountants or disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended December 31, 2000.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The trust has no directors or executive officers. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Item 11. Executive Compensation

  The trustee received the following annual compensation in 2000 as specified in the trust indenture:

                                          Other Annual
        Name and Principal Position     Compensation (1)
        ---------------------------     ----------------
        Bank of America, N.A., Trustee      $35,000

--------
(1) Under the trust indenture, the trustee is entitled to an annual administrative fee, paid in equal monthly installments. Such fee is adjusted annually based on an oil and gas industry index. Upon termination of the trust, the trustee is entitled to a termination fee of $15,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  (a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 1, 2001 information with respect to each person known to the trustee to beneficially own more than 5% of the outstanding units of the trust:

                                     Amount and Nature of Percent
        Name and Address             Beneficial Ownership of Class
        ----------------             -------------------- --------
        Cross Timbers Oil Company    21,705,893 units (1)  54.3%
        810 Houston Street, Suite
        2000
        Fort Worth, TX 76102

--------
(1) Cross Timbers has the sole power to vote and dispose of 21,705,893 units.

  (b) Security Ownership of Management. The trust has no directors or executive officers. As of March 1, 2001, Bank of America, N.A. owned, in various fiduciary capacities, an aggregate of 21,000 units without the right to vote any of these units. Bank of America, N.A. disclaims any beneficial interests in these units. The number of units reflected in this paragraph includes units held by all branches of Bank of America, N.A.

  (c) Changes in Control. The trustee knows of no arrangements which may subsequently result in a change in control of the trust.

Item 13. Certain Relationships and Related Transactions

  In computing royalty income paid to the trust for the net profits interests, Cross Timbers deducts an overhead charge for reimbursement of administrative expenses on the underlying properties it operates. This charge at December 31, 2000 was approximately $615,000 per month, or $7,380,000 annually (net to the trust of $492,000 per month or $5,904,000 annually), and is subject to annual adjustment based on an oil and gas industry index.

  Cross Timbers sells a significant portion of natural gas production from the underlying properties to certain of its wholly owned subsidiaries under contracts in existence when the trust was created, generally at amounts approximating monthly published prices. For further information, see Item 2. "Hugoton Area," "Anadarko Basin," "Green River Basin" and "Pricing and Sales Information."

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

  1.Financial Statements (incorporated by reference in Item 8 of this report)

    Report of Independent Public Accountants
    Statements of Assets, Liabilities and Trust Corpus at December 31, 2000 and 1999
    Statements of Distributable Income for the year ended December 31, 2000 and 1999
    Statements of Changes in Trust Corpus for the year ended December 31, 2000 and 1999
    Notes to Financial Statements

  2.Financial Statement Schedules

      Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

  3.Exhibits

     (4)(a) Hugoton Royalty Trust Indenture by and between NationsBank, N.A.
            (now Bank of America, N.A.), as trustee, and Cross Timbers Oil
            Company heretofore filed as Exhibit 4.1 to the trust's Registration
            Statement No. 333-68441 on Form S-1 filed with the Securities and
            Exchange Commission on December 4, 1998, is incorporated herein by reference.
        (b) Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80%--
            Kansas) as amended and restated from Cross Timbers Oil Company to NationsBank, N.A. (now Bank of America, N.A.), as trustee, and
            Cross Timbers Oil Company dated December 1, 1998, heretofore filed as Exhibit 10.1.1 to the trust's Registration Statement No. 333-
            68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference.
        (c) Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80%--
            Oklahoma) as amended and restated from Cross Timbers Oil Company to NationsBank, N.A. (now Bank of America, N.A.), as trustee, and
            Cross Timbers Oil Company dated December 1, 1998, heretofore filed as Exhibit 10.1.1 to the trust's Registration Statement No. 333-
            68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference.
        (d) Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80%--
            Wyoming) as amended and restated from Cross Timbers Oil Company to NationsBank, N.A. (now Bank of America, N.A.), as trustee, and
            Cross Timbers Oil Company dated December 1, 1998, heretofore filed as Exhibit 10.1.1 to the trust's Registration Statement No. 333-
            68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference.
     (13) Hugoton Royalty Trust Annual Report to unitholders for the year ended December 31, 2000.
     (23.1) Consent of Arthur Andersen LLP
     (23.2) Consent of Miller and Lents, Ltd.

    Copies of the above Exhibits are available to any unitholder, at the actual cost of reproduction, upon written request to the trustee, Bank of America, N.A., P.O. Box 830650, Dallas, Texas 75283-0650.

(b) Reports on Form 8-K

  The trust filed the following report on Form 8-K during the last quarter of the trust's fiscal year ended December 31, 2000:

    On December 20, 2000, the trust filed a report on Form 8-K to announce development plans and operational outlook for properties underlying the trust, as provided to the trustee by Cross Timbers Oil Company.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HUGOTON ROYALTY TRUST
                                          By BANK OF AMERICA, N.A., TRUSTEE

                                                       RON E. HOOPER
                                          By: _________________________________
                                                       Ron E. Hooper
                                                   Senior Vice President

                                          CROSS TIMBERS OIL COMPANY


                                                     LOUIS G. BALDWIN
Date: March 30, 2001                      By: _________________________________
                                                     Louis G. Baldwin
                                               Executive Vice President and
                                                  Chief Financial Officer

              (The trust has no directors or executive officers.)