Form 10-Q
period 2001-03-31
HUGOTON ROYALTY TRUST
filed 2001-05-10
CIK 862022

================================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934



                 For the quarterly period ended March 31, 2001
                                                --------------

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


                                     NONE
           -------------------------------------------------------
           (Former name, former address and former fiscal year, if
                           change since last report)


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

                         Outstanding as of May 1, 2001
                         -----------------------------
                                  40,000,000


================================================================================

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
-------------------------------------------------------



                                     INDEX

                                                                        Page
                                                                        ----

           Glossary of Terms............................................  3


PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements.........................................  4

           Report of Independent Public Accountants.....................  5

           Condensed Statements of Assets, Liabilities and Trust Corpus
             at March 31, 2001 and December 31, 2000....................  6

           Condensed Statements of Distributable Income
             for the Three Months Ended March 31, 2001 and 2000.........  7

           Condensed Statements of Changes in Trust Corpus
             for the Three Months Ended March 31, 2001 and 2000.........  8

           Notes to Condensed Financial Statements......................  9

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

The following are definitions of significant terms used in this Form 10-Q:


Bbl                     Barrel (of oil)

Mcf                     Thousand cubic feet (of natural gas)

Mcfe Thousand cubic feet (of natural gas) equivalent, computed with one barrel of oil as the energy equivalent of six Mcf of natural gas

MMBtu One million British Thermal Units, a common energy measurement

net profits interest    An interest in an oil and gas property measured by net
                        profits from the sale of production, rather than a specific portion of production

net proceeds            Gross proceeds from sale of production from the
                        underlying properties, less applicable costs

royalty income          Net proceeds multiplied by the net profits percentage of
                        80% and paid to the trust

underlying properties   Cross Timbers' interest in certain oil and gas
                        properties from which the net profits interests were conveyed. The underlying properties include working interests in predominantly gas-producing properties located in Kansas, Oklahoma and Wyoming.

working interest        An operating interest in an oil and gas property that
                        provides the owner a specified share of production that is subject to all production and development costs

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION
------------------------------



Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the trust's financial statements and the notes thereto included in the trust's annual report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at March 31, 2001 and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2001 and 2000 have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Bank of America, N.A., as Trustee
 for the Hugoton Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of March 31, 2001 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the trustee.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of December 31, 2000 included in the trust's annual report on Form 10-K, and in our report dated March 22, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2000 is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus included in the trust's financial statements from which they have been derived.



ARTHUR ANDERSEN LLP

Fort Worth, Texas
May 2, 2001

HUGOTON ROYALTY TRUST
--------------------------------------------------------------------------------

Condensed Statements of Assets, Liabilities and Trust Corpus

                                                           March 31,    December 31,
                                                              2001           2000
                                                         ------------   ------------
                                                         (Unaudited)
ASSETS

Cash and short-term investments........................  $ 16,831,240   $  5,976,160

Net profits interests in oil and gas properties - net..   222,760,307    226,081,443
                                                         ------------   ------------

                                                         $239,591,547   $232,057,603
                                                         ============   ============


LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders....................  $ 16,831,240   $  5,976,160

Trust corpus (40,000,000 units of beneficial
  interest authorized and outstanding).................   222,760,307    226,081,443
                                                         ------------   ------------

                                                         $239,591,547   $232,057,603
                                                         ============   ============




       The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST
--------------------------------------------------------------------------------

Condensed Statements of Distributable Income (Unaudited)


                                                    Three Months Ended March 31
                                                    ---------------------------
                                                          2001         2000
                                                    -------------  ------------

Royalty income....................................  $  33,683,872  $ 10,981,680

Interest income...................................         50,323        21,906
                                                    -------------  ------------

Total income......................................     33,734,195    11,003,586

Administration expense............................         79,715        64,306
                                                    -------------  ------------

Distributable income..............................  $  33,654,480  $ 10,939,280
                                                    =============  ============

Distributable income per unit (40,000,000 units)..  $    0.841362  $   0.273482
                                                    =============  ============



       The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST
--------------------------------------------------------------------------------

Condensed Statements of Changes in Trust Corpus (Unaudited)


                                                   Three Months Ended March 31
                                                   ---------------------------
                                                       2001           2000
                                                   ------------   ------------

Trust corpus, beginning of period...............   $226,081,443   $233,428,609

Amortization of net profits interests...........     (3,321,136)    (3,811,656)

Distributable income............................     33,654,480     10,939,280

Distributions declared..........................    (33,654,480)   (10,939,280)
                                                   ------------   ------------

Trust corpus, end of period.....................   $222,760,307   $229,616,953
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

     The initial carrying value of the net profits interests of $247,066,951 represents Cross Timbers' historical net book value for the interests on December 1, 1998, the date of the transfer to the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $24,306,644 as of March 31, 2001 and $20,985,508 as of December 31, 2000.


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

     Because gas prices exceeded the $2.00 per Mcf minimum during first quarter 2000, there were no imputed receipts during that period. Subsequent to March 2000, trust royalty income is based on the actual amount received from sales of production.

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


3.   Litigation

     Cross Timbers is a defendant in three separate lawsuits that could, if adversely determined, decrease future trust distributable income. Any damages relating to production prior to the formation of the trust will be borne by Cross Timbers.

     On April 3, 1998, a class action lawsuit, Booth, et al. v. Cross Timbers Oil Company, was filed in the District Court of Dewey County, Oklahoma by royalty owners of natural gas wells in Oklahoma. The plaintiffs allege that since 1991, Cross Timbers has underpaid royalty owners as a result of reducing royalties for improper charges for production, marketing, gathering, processing and transportation costs and selling natural gas through affiliated companies at prices less favorable than those paid by third parties. Cross Timbers believes that it has strong defenses to this lawsuit and intends to vigorously defend its position. However, if Cross Timbers ultimately makes any settlement payments, the trust will bear its 80% share of such settlement related to production from the underlying properties for periods since December 1, 1998. Additionally, if a judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. The amount of any potential settlement related to the trust and reduction in net proceeds is not presently determinable, but, in Cross Timbers management's opinion, is not currently expected to be material to the trust's annual distributable income, financial position or liquidity.

     A second lawsuit, United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the United States District Court for the Western District of Oklahoma. This action alleges that Cross Timbers underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans by at least 20% during the past ten years as a result of mismeasuring the volume of natural gas and wrongfully analyzing its heating content. The suit, which was brought under the qui tam provisions of the U.S. False Claims Act, seeks treble damages for the unpaid royalties (with interest), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for Cross Timbers to cease the allegedly improper measuring practices. The cases against Cross Timbers and other defendants have been consolidated in the United States District Court for Wyoming. Cross Timbers and other defendants have filed a motion to dismiss the lawsuit. The motion to dismiss has been heard by the Court and a decision is pending. Cross Timbers believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action. However, an order to change measuring practices or a related settlement could adversely affect the trust by reducing net proceeds in the future by an amount that is presently not determinable, but, in Cross Timbers management's opinion, is not expected to be material to the trust's annual distributable income, financial position or liquidity.

     A third lawsuit, Bishop, et al. v. Amoco Production Co., et al., was filed in May 2000 in the Third Judicial District Court in Lincoln County, Wyoming by owners of royalty and overriding royalty interests in wells located in Wyoming. The plaintiffs alleged that Cross Timbers and the other producer defendants deducted impermissible costs of production from royalty payments that were made to the plaintiffs and other similarly situated persons, and failed to properly inform the plaintiffs and others of the deductions taken. The action was brought as a class action on behalf of all persons who own an interest in wells located in Wyoming as to which the defendants pay royalties and overriding royalties. The plaintiffs sought a declaratory judgment that the deductions made were impermissible and sought damages in the amount of the deductions made together with interest and attorneys' fees. Cross Timbers has reached a settlement in this action, which is subject to court approval. Cross Timbers will receive a release of claims relating to deductions taken, the statutory reporting of claims, and other miscellaneous matters. Cross Timbers agreed not to take similar deductions in the future and to itemize other deductions from future royalty disbursements. In a hearing in April 2001, the court provisionally certified the class and authorized notices to be mailed to potential class members. Cross Timbers expects the court will give final approval in June 2001. The trust's portion of the settlement is expected to be less than $200,000.

Item 2.  Trustee's Discussion and Analysis.

The following discussion should be read in conjunction with the trustee's discussion and analysis contained in the trust's 2000 annual report, as well as the condensed financial statements and notes thereto included in this quarterly report on Form 10-Q.

Distributable Income

For the quarter ended March 31, 2001 royalty income was $33,683,872, as compared to $10,981,680 for the same prior year quarter. Increased royalty income is the result of higher product prices. See "Royalty Income" below.

After adding interest income of $50,323 and deducting administration expense of $79,715, distributable income for the quarter ended March 31, 2001 was $33,654,480, or $0.841362 per unit of beneficial interest. For the quarter ended March 31, 2000, distributable income was $10,939,280, or $0.273482 per unit. Distributions to unitholders for the quarter ended March 31, 2001 were:


                                                          Distribution
                 Record Date          Payment Date          per Unit
               ----------------     -----------------     ------------

               January 31, 2001     February 14, 2001     $   0.171467
               February 28, 2001    March 14, 2001            0.249114
               March 30, 2001       April 13, 2001            0.420781
                                                          ------------

                                                          $   0.841362
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

The following is a summary of the calculation of royalty income received by the trust:

                                             Three Months
                                          Ended March 31 (a)
                                       -------------------------      Increase
                                           2001         2000         (Decrease)
                                       -----------   -----------     ----------
Sales Volumes

Gas (Mcf) (b)
  Underlying properties.............     9,190,752     9,709,634          (5%)
   Average per day..................        99,899       105,540          (5%)
  Net profits interests.............     5,467,116     4,701,389          16%

Oil (Bbls) (b)
  Underlying properties.............        96,098       100,205          (4%)
   Average per day..................         1,045         1,089          (4%)
  Net profits interests.............        55,624        49,605          12%

Average Sales Prices
  Gas (per Mcf).....................       $  6.31       $  2.32         172%
  Oil (per Bbl).....................       $ 30.43       $ 25.19          21%

Revenues
  Gas sales.........................   $58,025,281   $22,501,491         158%
  Oil sales.........................     2,924,708     2,524,047          16%
                                       -----------   -----------
                                        60,949,989    25,025,538         144%
                                       -----------   -----------
Costs
  Taxes, transportation
   and other........................     5,289,244     2,415,586         119%
  Production expense................     4,913,786     3,286,303          50%
  Development costs.................     7,130,252     3,866,107          84%
  Overhead..........................     1,819,691     1,730,442           5%
                                       -----------   -----------
    Total Costs.....................    19,152,973    11,298,438          70%
                                       -----------   -----------

Other Proceeds
  Property sales....................       307,824             -           -
                                       -----------   -----------

Net Proceeds........................    42,104,840    13,727,100         207%

Net Profits Percentage..............            80%           80%
                                       -----------   -----------

Royalty Income......................   $33,683,872   $10,981,680         207%
                                       ===========   ===========

----------------------
(a) Because of the two-month interval between time of production and receipt of royalty income by the trust, oil and gas sales for the quarter ended March 31 generally represent production for the period November through January.

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

The following are explanations of significant variances:

Sales Volumes

Gas sales volumes were 5% lower and oil volumes were 4% lower for first quarter 2001 than first quarter 2000 volumes. This is primarily because of natural production decline, partially offset by new wells.


Sales Prices

Gas

The first quarter 2001 average gas price was $6.31 per Mcf, a 172% increase over the first quarter 2000 price of $2.32. After declining briefly at the end of 1999, gas prices strengthened in 2000, reaching a record high of $10.10 per MMBtu in December 2000 as winter demand strained gas supplies. Gas prices are expected to remain at higher levels in 2001 because of sustained demand related to an extended heating season, electrical power generation requirements and lower gas storage levels. The average NYMEX price for February through April 2001 was $5.56 per MMBtu. At May 1, 2001, the average NYMEX price for the following twelve months was $4.86 per MMBtu. Recent trust gas prices have averaged approximately $0.40 per MMBtu lower than the NYMEX price.

Oil

The average oil price for first quarter 2001 was $30.43 per Bbl, which is a 21% increase over the first quarter 2000 average oil price of $25.19. During 2000, West Texas Intermediate ("WTI") posted prices fluctuated between a low of $21.50 per Bbl in January to a high of $34.25 in September, as increased demand buoyed prices. Lagging demand in 2001, caused by a worldwide economic slowdown, has caused oil prices to decline. OPEC members agreed to cut production by one million barrels per day effective April 1 to stem declining prices. The average WTI posted price for February through April 2001 was $25.14. Recent trust oil prices have averaged approximately $2.70 higher than the WTI posted price.


Costs

Costs deducted in the calculation of royalty income for first quarter 2001 totaled $19,152,973. Total costs for first quarter 2001 were 70% higher than for the same 2000 quarter primarily because of increased production taxes associated with higher revenue, increased production expenses related to the timing of maintenance projects and prior period fuel adjustments, and increased development costs for drilling and workovers in Oklahoma.

Other Proceeds

Royalty income for the quarter ended March 31, 2001 includes proceeds of $307,824 ($246,259 net to the trust) from the sale of properties in Sweetwater County, Wyoming.

Forward-Looking Statements

This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding the net profits interests, underlying properties and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in the trust's annual report on Form 10-K for the year ended December 31, 2000, which is incorporated by this reference as though fully set forth herein. Although Cross Timbers believes that the expectations reflected in such forward-looking statements are reasonable, neither Cross Timbers nor the trustee can give any assurance that such expectations will prove to be correct.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the trust's market risks, as disclosed in the trust's Form 10-K for the year ended December 31, 2000.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

A lawsuit, Bishop, et al. v. Amoco Production Co., et al., was filed in May 2000 in the Third Judicial District Court in Lincoln County, Wyoming by owners of royalty and overriding royalty interests in wells located in Wyoming. The plaintiffs alleged that Cross Timbers and the other producer defendants deducted impermissible costs of production from royalty payments that were made to the plaintiffs and other similarly situated persons, and failed to properly inform the plaintiffs and others of the deductions taken. The action was brought as a class action on behalf of all persons who own an interest in wells located in Wyoming as to which the defendants pay royalties and overriding royalties. The plaintiffs sought a declaratory judgment that the deductions made were impermissible and sought damages in the amount of the deductions made together with interest and attorneys' fees. Cross Timbers has reached a settlement in this action, which is subject to court approval. Cross Timbers will receive a release of claims relating to deductions taken, the statutory reporting of claims, and other miscellaneous matters. Cross Timbers agreed not to take similar deductions in the future and to itemize other deductions from future royalty disbursements. In a hearing in April 2001, the court provisionally certified the class and authorized notices to be mailed to potential class members. Cross Timbers expects the court will give final approval in June 2001. The trust's portion of the settlement is expected to be less than $200,000.

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


                                        HUGOTON ROYALTY TRUST
                                        By BANK OF AMERICA, N.A., TRUSTEE



                                        By         RON E. HOOPER
                                          -------------------------------
                                                   Ron E. Hooper
                                              Senior Vice President




                                        CROSS TIMBERS OIL COMPANY



Date: May 10, 2001                      By       LOUIS G. BALDWIN
                                          -------------------------------
                                                 Louis G. Baldwin
                                             Executive Vice President
                                            and Chief Financial Officer