Form 10-Q
period 2001-06-30
HUGOTON ROYALTY TRUST
filed 2001-08-02
CIK 862022

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934



                 For the quarterly period ended June 30, 2001
                                                -------------

                                      OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                       Commission File Number:  1-10476
                                                -------


                             Hugoton Royalty Trust
            (Exact name of registrant as specified in its charter)


                Texas                                       58-6379215
    -------------------------------                     ------------------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)

Bank of America, N.A., P.O. Box 830650, Dallas, Texas                75283-0650
-----------------------------------------------------                ----------
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

                       Outstanding as of August 1, 2001
                      ----------------------------------
                                  40,000,000

================================================================================

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
------------------------------------------------------


          TABLE OF CONTENTS


                                                                           Page
                                                                           ----

          GLOSSARY OF TERMS................................................  3


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements.............................................  4

          Report of Independent Public Accountants.........................  5

          Condensed Statements of Assets, Liabilities and Trust Corpus
            at June 30, 2001 and December 31, 2000.........................  6

          Condensed Statements of Distributable Income
            for the Three and Six Months Ended June 30, 2001 and 2000......  7

          Condensed Statements of Changes in Trust Corpus
            for the Three and Six Months Ended June 30, 2001 and 2000......  8

          Notes to Condensed Financial Statements..........................  9

  Item 2. Trustee's Discussion and Analysis................................ 12

  Item 3. Quantitative and Qualitative Disclosures about Market Risk....... 16


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings................................................ 17

  Item 5. Other Information................................................ 18

  Item 6. Exhibits and Reports on Form 8-K................................. 18

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

The following are definitions of significant terms used in this Form 10-Q:


Bbl                      Barrel (of oil)

Mcf                      Thousand cubic feet (of natural gas)

Mcfe Thousand cubic feet (of natural gas) equivalent, computed with one barrel of oil as the energy equivalent of six Mcf of natural gas

MMBtu One million British Thermal Units, a common energy measurement

net profits interest     An interest in an oil and gas property measured by net
                         profits from the sale of production, rather than a specific portion of production

net proceeds             Gross proceeds received by XTO Energy Inc. (f/k/a Cross
                         Timbers Oil Company) from sale of production from the underlying properties, less applicable costs

royalty income           Net proceeds multiplied by the net profits percentage
                         of 80% that is paid to the trust

underlying properties    XTO Energy's interest in certain oil and gas properties
                         from which the net profits interests were conveyed. The underlying properties include working interests in predominantly gas-producing properties located in
                         Kansas, Oklahoma and Wyoming.

working interest         An operating interest in an oil and gas property that
                         provides the owner a specified share of production that is subject to all production and development costs

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION
------------------------------



Item 1.   Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the trust's financial statements and the notes thereto included in the trust's annual report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at June 30, 2001, and the distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2001 and 2000, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Bank of America, N.A., as Trustee
 for the Hugoton Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of June 30, 2001 and the related condensed statements of distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the trustee.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of December 31, 2000 included in the trust's annual report on Form 10-K, and in our report dated March 19, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2000 is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus included in the trust's financial statements from which they have been derived.



ARTHUR ANDERSEN LLP

Fort Worth, Texas
July 6, 2001

HUGOTON ROYALTY TRUST
--------------------------------------------------------------------------------

Condensed Statements of Assets, Liabilities and Trust Corpus



                                                                  June 30,     December 31,
                                                                    2001           2000
                                                                ------------   ------------
                                                                (Unaudited)
ASSETS

Cash and short-term investments...............................  $  5,095,840   $  5,976,160

Net profits interests in oil and gas properties - net.........   220,183,204    226,081,443
                                                                ------------   ------------

                                                                $225,279,044   $232,057,603
                                                                ============   ============


LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders...........................  $  5,095,840   $  5,976,160

Trust corpus (40,000,000 units of beneficial
  interest authorized and outstanding)........................   220,183,204    226,081,443
                                                                ------------   ------------

                                                                $225,279,044   $232,057,603
                                                                ============   ============



The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST
--------------------------------------------------------------------------------

Condensed Statements of Distributable Income (Unaudited)



                                     Three Months Ended             Six Months Ended
                                          June 30                       June 30
                                 --------------------------    --------------------------
                                    2001           2000           2001           2000
                                 -----------    -----------    -----------    -----------

Royalty income.................  $21,720,948    $11,288,646    $55,404,820    $22,270,326

Interest income................       53,998         23,521        104,321         45,427
                                 -----------    -----------    -----------    -----------

Total income...................   21,774,946     11,312,167     55,509,141     22,315,753

Administration expense.........       43,306         47,687        123,021        111,993
                                 -----------    -----------    -----------    -----------

Distributable income...........  $21,731,640    $11,264,480    $55,386,120    $22,203,760
                                 ===========    ===========    ===========    ===========

Distributable income per unit
  (40,000,000 units)...........  $  0.543291    $  0.281612    $  1.384653    $  0.555094
                                 ===========    ===========    ===========    ===========


The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST
--------------------------------------------------------------------------------

Condensed Statements of Changes in Trust Corpus (Unaudited)



                                              Three Months Ended             Six Months Ended
                                                    June 30                      June 30
                                         ----------------------------  ---------------------------
                                             2001           2000           2001           2000
                                         ------------   ------------   ------------   ------------

Trust corpus, beginning of period......  $222,760,307   $229,616,953   $226,081,443   $233,428,609

Amortization of net profits interests..    (2,577,103)    (3,527,107)    (5,898,239)    (7,338,763)

Distributable income...................    21,731,640     11,264,480     55,386,120     22,203,760

Distributions declared.................   (21,731,640)   (11,264,480)   (55,386,120)   (22,203,760)
                                         ------------   ------------   ------------   ------------

Trust corpus, end of period............  $220,183,204   $226,089,846   $220,183,204   $226,089,846
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

HUGOTON ROYALTY TRUST
--------------------------------------------------------------------------------

Notes to Condensed Financial Statements (Unaudited)



1.   Basis of Accounting

     The financial statements of the trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"):

          - Royalty income recorded for a month is the amount computed and paid by the interest owner, XTO Energy Inc., to Bank of America, N.A., as trustee for the trust. Royalty income consists of net proceeds received by XTO Energy from the underlying properties in the prior month, multiplied by a net profits percentage of 80%.

            Costs deducted in the calculation of net proceeds for the 80% net profits interests generally include applicable taxes, transportation, marketing and legal costs, production expenses, development costs, operating charges and other costs.

          - For monthly trust distributions declared through March 2000, the related royalty income was based on gross proceeds equal to the greater of the actual amount received from sales of production, or the imputed amount that would be received from sales of production at a gas price of $2.00 per Mcf. Because gas prices exceeded the $2.00 per Mcf minimum during first quarter 2000, there were no imputed receipts during that period. Subsequent to March 2000, trust royalty income is based on the actual gross proceeds received from sale of production.

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

     The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy's net book value for the interests on December 1, 1998, the date of the transfer to the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $26,883,747 as of June 30, 2001 and $20,985,508 as of December 31, 2000.

2.   Litigation

     XTO Energy is a defendant in three separate lawsuits that could, if adversely determined, decrease future trust distributable income. Any damages relating to production prior to the formation of the trust will be borne by XTO Energy.

     On April 3, 1998, a class action lawsuit, Booth, et al. v. Cross Timbers Oil Company, was filed in the District Court of Dewey County, Oklahoma by royalty owners of natural gas wells in Oklahoma. The plaintiffs allege that since 1991, XTO Energy has underpaid royalty owners as a result of reducing royalties for improper charges for production, marketing, gathering, processing and transportation costs and selling natural gas through affiliated companies at prices less favorable than those paid by third parties. XTO Energy believes that it has strong defenses to this lawsuit and intends to vigorously defend its position. However, if XTO Energy ultimately makes any payments, the trust will bear its 80% share of such payments related to production from the underlying properties for periods since December 1, 1998. Additionally, if a judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. The amount of any potential settlement related to the trust and reduction in net proceeds is not presently determinable, but, in XTO Energy management's opinion, is not currently expected to be material to the trust's annual distributable income, financial position or liquidity.

     A second lawsuit, United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the United States District Court for the Western District of Oklahoma. This action alleges that XTO Energy underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans by at least 20% during the past ten years as a result of mismeasuring the volume of natural gas and wrongfully analyzing its heating content. The suit, which was brought under the qui tam provisions of the U.S. False Claims Act, seeks treble damages for the unpaid royalties (with interest), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for XTO Energy to cease the allegedly improper measuring practices. The cases against XTO Energy and other defendants have been consolidated in the United States District Court for Wyoming. XTO Energy and other defendants filed a motion to dismiss the lawsuit, which was denied. XTO Energy believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action. However, an order to change measuring practices or a related settlement could adversely affect the trust by reducing net proceeds in the future by an amount that is presently not determinable, but, in XTO Energy management's opinion, is not expected to be material to the trust's annual distributable income, financial position or liquidity.

     In June 2001 XTO Energy was served with a third lawsuit styled Quinque Operating Co., et al. v. Gas Pipelines, et al. The action was filed in the District Court of Stevens County, Kansas, against XTO Energy and one of its subsidiaries, along with over 200 natural gas transmission companies, producers, gatherers, and processors of natural gas. Plaintiffs seek to represent a class of plaintiffs consisting of all similarly situated gas producers, overriding royalty owners, working interest owners and state taxing authorities either from whom defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974. No class has been certified. The allegations in the case are similar to those in the Grynberg case; however, the Quinque case broadens the claims to cover all oil and gas leases (other than the federal and Native American leases that are the subject of the Grynberg case). The complaint alleges that the defendants have mismeasured both the volume and heat content of natural gas delivered into their pipelines resulting in underpayments to plaintiffs. Plaintiffs assert a breach of contract claim, negligent or intentional misrepresentation, civil conspiracy, common carrier liability, conversion, violation of a variety of Kansas statutes and other common law causes of action.

     No amount of damages has been specified in the complaint. While XTO Energy is unable to estimate any possible loss or predict the outcome of this case, it believes these claims are without merit and intends to vigorously defend this suit. However, an order to change measuring practices or a related settlement could adversely affect the trust by reducing net proceeds in the future by an amount that is presently not determinable, but, in XTO Energy management's opinion, is not expected to be material to the trust's annual distributable income, financial position or liquidity.

     Another lawsuit, Bishop, et al. v. Amoco Production Co., et al., was filed in May 2000 in the Third Judicial District Court in Lincoln County, Wyoming by owners of royalty and overriding royalty interests in wells located in Wyoming. The plaintiffs alleged that XTO Energy and the other producer defendants deducted impermissible costs of production from royalty payments that were made to the plaintiffs and other similarly situated persons, and failed to properly inform the plaintiffs and others of the deductions taken. The action was brought as a class action on behalf of all persons who own an interest in wells located in Wyoming as to which the defendants pay royalties and overriding royalties. The plaintiffs sought a declaratory judgment that the deductions made were impermissible and sought damages in the amount of the deductions made together with interest and attorneys' fees. XTO Energy reached a settlement in this action, which was approved by the court in June 2001. XTO Energy received a release of claims relating to deductions taken, the statutory reporting of claims, and other miscellaneous matters. XTO Energy agreed not to take similar deductions in the future and to itemize other deductions from future royalty disbursements. The trust's portion of the settlement will be $155,769 ($124,615 net to the trust). XTO Energy expects that the settlement will be deducted from the trust distribution declared for August 2001.

Item 2.   Trustee's Discussion and Analysis.

The following discussion should be read in conjunction with the trustee's discussion and analysis contained in the trust's 2000 annual report, as well as the condensed financial statements and notes thereto included in this quarterly report on Form 10-Q.

Distributable Income

Quarter

For the quarter ended June 30, 2001, royalty income was $21,720,948, as compared to $11,288,646 for second quarter 2000. This 92% increase in royalty income is the result of higher gas prices partially offset by higher development costs and production expenses, and higher production taxes associated with the increased revenue. See "Royalty Income" below.

After adding interest income of $53,998 and deducting administration expense of $43,306, distributable income for the quarter ended June 30, 2001 was $21,731,640, or $0.543291 per unit of beneficial interest. For the quarter ended June 30, 2000, distributable income was $11,264,480, or $0.281612 per unit. Distributions to unitholders for the quarter ended June 30, 2001 were:

                                                Distribution
                Record Date      Payment Date     per Unit
               --------------    ------------   ------------

               April 30, 2001    May 14, 2001   $   0.214037
               May 31, 2001      June 14, 2001      0.201858
               June 29, 2001     July 15, 2001      0.127396
                                                ------------

                                                $   0.543291
                                                ============

Six Months

For the six months ended June 30, 2001, royalty income was $55,404,820, compared with $22,270,326 for the same 2000 period. This 149% increase in royalty income is primarily the result of higher oil and gas prices, partially offset by higher costs.

After adding interest income of $104,321 and deducting administration expense of $123,021, distributable income for the six months ended June 30, 2001 was $55,386,120, or $1.384653 per unit of beneficial interest. For the six months ended June 30, 2000, distributable income was $22,203,760, or $0.555094 per unit.

Royalty Income

Royalty income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Royalty income is generally affected by three major factors:

     - oil and gas sales volumes,

     - oil and gas sales prices, and

     - costs deducted in the calculation of royalty income.

The following is a summary of the calculation of royalty income received by the trust:


                                         Three Months                                     Six Months
                                       Ended June 30 (a)                               Ended June 30 (a)
                                   ---------------------------    Increase      ---------------------------    Increase
                                      2001           2000         (Decrease)       2001           2000         (Decrease)
                                   ------------   ------------    ----------    ------------   ------------    ----------
Sales Volumes
 Gas (Mcf) (b)
    Underlying properties.........    8,705,314      8,636,974        1%           17,896,066    18,346,608        (2%)
    Average per day...............       97,813         95,966        2%              98,873        100,806        (2%)
    Net profits interests.........    4,242,301      4,350,412       (2%)          9,709,417      9,051,801         7%

 Oil (Bbls) (b)
    Underlying properties.........      101,587        104,525       (3%)            197,685        204,730        (3%)
    Average per day...............        1,141          1,161       (2%)              1,092          1,125        (3%)
    Net profits interests.........       47,586         52,065       (9%)            103,210        101,670         2%

Average Sales Prices
    Gas (per Mcf).................        $5.33          $2.54      110%               $5.84          $2.42       141%
    Oil (per Bbl).................       $28.37         $27.63        3%              $29.38         $26.43        11%

Revenues
    Gas sales..................... $ 46,430,124   $ 21,898,246      112%        $104,455,405   $ 44,399,737       135%
    Oil sales.....................    2,882,422      2,887,909        -            5,807,130      5,411,956         7%
                                   ------------   ------------                  ------------   ------------
    Total Revenues................   49,312,546     24,786,155       99%         110,262,535     49,811,693       121%
                                   ------------   ------------                  ------------   ------------

Costs
 Taxes, transportation
     and other....................    5,022,857      2,414,202      108%          10,312,101      4,829,788       114%
 Production expense (c)...........    4,264,707      3,152,441       35%           8,676,812      6,265,840        38%
 Development costs (c)............   10,960,343      3,337,976      228%          18,592,276      7,376,987       152%
 Overhead.........................    1,913,454      1,770,729        8%           3,733,145      3,501,171         7%
                                   ------------   ------------                  ------------   ------------
    Total Costs...................   22,161,361     10,675,348      108%          41,314,334     21,973,786        88%
                                   ------------   ------------                  ------------   ------------

Other Proceeds
    Property sales................            -              -        -              307,824              -         -
                                   ------------   ------------                  ------------   ------------

Net Proceeds......................   27,151,185     14,110,807       92%          69,256,025     27,837,907       149%

Net Profits Percentage............           80%            80%                           80%            80%
                                   ------------   ------------                  ------------   ------------

Royalty Income.................... $ 21,720,948   $ 11,288,646       92%        $ 55,404,820   $ 22,270,326       149%
                                   ============   ============                  ============   ============

---------------
(a) Because of the two-month interval between time of production and receipt of royalty income by the trust, (1) oil and gas sales for the quarter ended June 30 generally represent production for the period February through April and (2) oil and gas sales for the six months ended June 30, generally represent production for the period November through April.

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

(c) As of the quarter and six months ended June 30, 2001, the costs related to well recompletions and remedial workovers are reflected in the calculation of royalty income as development costs, consistent with their budget classification. Previously these costs were included in production expense. These costs are reclassified in prior periods for consistency with current period presentation.

The following are explanations of significant variances from second quarter 2000 to 2001 and from the first six months of 2000 to the comparable period in 2001:

Sales Volumes

Gas

Second quarter gas sales volumes increased 1% primarily because of new wells and workovers, partially offset by natural production decline. For the six-month period, natural production decline exceeded the effects of new wells and workovers, resulting in a 2% decline in sales volumes.

The July 2001 distribution, declared on July 20 and payable on August 14, includes cash receipts related to underlying gas sales volumes of approximately 96,450 Mcf per day which were primarily produced in May. Including volumes related to delayed receipts, primarily from new wells, and excluding volume adjustments, gas sales volumes related to this distribution are estimated to be 98,100 Mcf per day.

Oil

Oil sales volumes were 3% lower for both the second quarter and the six-month period because of natural production decline, partially offset by new wells and workovers.

Sales Prices

Gas

Gas prices for the second quarter increased 110% to $5.33 and for the six-month period increased 141% to $5.84. After declining briefly at the end of 1999, gas prices strengthened in 2000, reaching a record high of $10.10 per MMBtu in December 2000 as winter demand strained gas supplies. Gas prices declined in 2001 because of milder weather which has reduced the demand for gas as fuel to generate electricity and has allowed for increased storage. The average NYMEX price for May through July 2001 was $3.94 per MMBtu. At July 31, 2001, the average NYMEX price for the following twelve months was $3.64 per MMBtu. Recent trust gas prices have averaged approximately $0.40 per MMBtu lower than the NYMEX price.

Oil

The average oil price for the second quarter increased 3% to $28.37 and for the six-month period increased 11% to $29.38. During 2000, West Texas Intermediate ("WTI") posted prices fluctuated between a low of $21.50 per Bbl in January to a high of $34.25 in September, as increased demand buoyed prices. Lagging demand in 2001, caused by a worldwide economic slowdown, has caused oil prices to decline. OPEC members agreed to cut production by one million barrels per day effective April to stem declining prices. OPEC recently announced it will cut an additional one million barrels per day effective September to adjust for weak demand and excess supply. The average WTI posted price for May through July 2001 was $24.44. Recent trust oil prices have averaged approximately $2.40 higher than the WTI posted price.

Costs

Taxes

Taxes, transportation and other increased 108% for the second quarter and 114% for the six-month period because of higher production taxes and purchaser deductions related to increased revenues.

Production

Production expense increased 35% for the second quarter and 38% for the six-month period, primarily because of the timing of maintenance projects, increased fuel costs related to higher gas prices and increased compressor rentals. Production expense for the calendar year 2001 budget (generally relating to trust distributions declared March 2001 through February 2002) have averaged $1.5 million per month, or approximately 16% higher than the initial estimate of $1.3 million per month, primarily because of increased service and fuel costs related to higher natural gas prices.

Development

Development costs increased 228% from $3,337,976 to $10,960,343 for the second quarter, and 152% from $7,376,987 to $18,592,276 for the six-month period. Increased costs are primarily related to new wells drilled in Oklahoma and Wyoming and workovers. During the first half of 2001, 22 wells were completed on the underlying properties and 12 wells were pending completion at June 30. Depending upon commodity prices, another two wells may be drilled during the last half of 2001. With the exception of five completed wells and one pending completion in the Fontenelle Unit of Wyoming, all 2001 drilling activity is in western Oklahoma.

XTO Energy has advised the trustee that development costs for calendar year 2001 budget are currently expected to total $29.4 million. Expected development costs are higher than the initial estimate of $23 million primarily because of higher drilling, service and equipment costs related to demand generated by higher natural gas prices and carryover of costs from the year 2000 budget.

Development costs deducted for the July 2001 distribution were $2,650,000, resulting in a total of $16.6 million for the March through July distributions. Remaining development costs of $12.8 million are expected to be deducted at a monthly rate of $1,825,000 for the August 2001 through February 2002 distributions. Monthly development costs will be periodically reviewed and adjusted as necessary. As of the July distribution, actual development costs have exceeded the amount deducted by $2.3 million.

Other Proceeds

Royalty income for the six months ended June 30, 2001 includes proceeds of $307,824 ($246,259 net to the trust) from the sale of properties in Sweetwater County, Wyoming.


Forward-Looking Statements

This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding the net profits interests, development costs and other expenses, underlying properties and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in the trust's annual report on Form 10-K for the year ended December 31, 2000, which is incorporated by this reference as though fully set forth herein. Although XTO Energy believes that the expectations reflected in such forward-looking statements are reasonable, neither XTO Energy nor the trustee can give any assurance that such expectations will prove to be correct.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the trust's market risks, as disclosed in the trust's Form 10-K for the year ended December 31, 2000.

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings.

A lawsuit, United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the United States District Court for the Western District of Oklahoma. This action alleges that XTO Energy underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans by at least 20% during the past ten years as a result of mismeasuring the volume of natural gas and wrongfully analyzing its heating content. The suit, which was brought under the qui tam provisions of the U.S. False Claims Act, seeks treble damages for the unpaid royalties (with interest), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for XTO Energy to cease the allegedly improper measuring practices. The cases against XTO Energy and other defendants have been consolidated in the United States District Court for Wyoming. XTO Energy and other defendants filed a motion to dismiss the lawsuit, which was denied. XTO Energy believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action. However, an order to change measuring practices or a related settlement could adversely affect the trust by reducing net proceeds in the future by an amount that is presently not determinable, but, in XTO Energy management's opinion, is not expected to be material to the trust's annual distributable income, financial position or liquidity.

In June 2001 XTO Energy was served with a lawsuit styled Quinque Operating Co., et al. v. Gas Pipelines, et al. The action was filed in the District Court of Stevens County, Kansas, against XTO Energy and one of its subsidiaries, along with over 200 natural gas transmission companies, producers, gatherers, and processors of natural gas. Plaintiffs seek to represent a class of plaintiffs consisting of all similarly situated gas producers, overriding royalty owners, working interest owners and state taxing authorities either from whom defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974. No class has been certified. The allegations in the case are similar to those in the Grynberg case; however, the Quinque case broadens the claims to cover all oil and gas leases (other than the federal and Native American leases that are the subject of the Grynberg case). The complaint alleges that the defendants have mismeasured both the volume and heat content of natural gas delivered into their pipelines resulting in underpayments to plaintiffs. Plaintiffs assert a breach of contract claim, negligent or intentional misrepresentation, civil conspiracy, common carrier liability, conversion, violation of a variety of Kansas statutes and other common law causes of action. No amount of damages has been specified in the complaint. While XTO Energy is unable to estimate any possible loss or predict the outcome of this case, it believes these claims are without merit and intends to vigorously defend this suit. However, an order to change measuring practices or a related settlement could adversely affect the trust by reducing net proceeds in the future by an amount that is presently not determinable, but, in XTO Energy management's opinion, is not expected to be material to the trust's annual distributable income, financial position or liquidity.

A lawsuit, Bishop, et al. v. Amoco Production Co., et al., was filed in May 2000 in the Third Judicial District Court in Lincoln County, Wyoming by owners of royalty and overriding royalty interests in wells located in Wyoming. The plaintiffs alleged that XTO Energy and the other producer defendants deducted impermissible costs of production from royalty payments that were made to the plaintiffs and other similarly situated persons, and failed to properly inform the plaintiffs and others of the deductions taken. The action was brought as a class action on behalf of all persons who own an interest in wells located in Wyoming as to which the defendants pay royalties and overriding royalties. The plaintiffs sought a declaratory judgment that the deductions made were impermissible and sought damages in the amount of the deductions made together with interest and attorneys' fees. XTO Energy reached a settlement in this action, which was approved by the court in June 2001. XTO Energy received a release of claims relating to deductions taken, the statutory reporting of claims, and other miscellaneous matters. XTO Energy agreed not to take similar deductions in the future and to itemize other deductions from future royalty disbursements. The trust's portion of the settlement will be $155,769 ($124,615 net to the trust). XTO Energy expects that the settlement will be deducted from the trust distribution declared for August 2001.

Items 2 through 4.  Not applicable.

Item 5.   Other Information.

XTO Energy has advised the trustee that development costs for calendar year 2001 budget (generally relating to trust distributions declared for March 2001 through February 2002) are currently expected to total $29.4 million. Expected development costs are higher than the initial estimate of $23 million primarily because of higher drilling, service and equipment costs related to demand generated by higher natural gas prices and carryover of costs from the year 2000 budget.

Development costs deducted for the July 2001 distribution were $2,650,000, resulting in a total of $16.6 million for the March through July 2001 distributions. Remaining development costs of $12.8 million are expected to be deducted at a monthly rate of $1,825,000 for the August 2001 through February 2002 distributions. Monthly development costs will be periodically reviewed and adjusted as necessary. As of the July distribution, actual development costs have exceeded the amount deducted by $2.3 million.

Item 6. (a) Exhibits.

     Exhibit Number
     and Description                                                  Page
     ---------------                                                  ----

          (15)    Awareness letter of Arthur Andersen LLP              20


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


                                  HUGOTON ROYALTY TRUST
                                  By BANK OF AMERICA, N.A., TRUSTEE



                                 By           RON E. HOOPER
                                   ----------------------------------------
                                              Ron E. Hooper
                                          Senior Vice President




                                  XTO ENERGY INC.



Date: August 2, 2001              By           LOUIS G. BALDWIN
                                    ----------------------------------------
                                               Louis G. Baldwin
                                          Executive Vice President and
                                            Chief Financial Officer