Form 10-Q
period 2001-09-30
HUGOTON ROYALTY TRUST
filed 2001-10-19
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  1-10476

Hugoton Royalty Trust

(Exact name of registrant as specified in its charter)

Texas	58-6379215
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Bank of America, N.A., P.O. Box 830650, Dallas, Texas	75283-0650
(Address of principal executive offices)	(Zip Code)

(877) 228-5083
(Registrant's telephone number, including area code)

NONE
(Former name, former address and former fiscal year, if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of October 1, 2001
40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

HUGOTON ROYALTY TRUST

GLOSSARY OF TERMS

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

underlying properties

XTO Energy’s interest in certain oil and gas properties from which the net profits interests were conveyed.  The underlying properties include working interests in predominantly gas-producing properties located in Kansas, Oklahoma and Wyoming.

working interest	An operating interest in an oil and gas property that provides the owner a specified share of production that is subject to all production and development costs

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements should be read in conjunction with the trust’s financial statements and the notes thereto included in the trust’s annual report on Form 10-K.  In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at September 30, 2001 and the distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2001 and 2000 have been included.  Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Bank of America, N.A., as Trustee

  for the Hugoton Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of September 30, 2001 and the related condensed statements of distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2001 and 2000.  These financial statements are the responsibility of the trustee.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of December 31, 2000 included in the trust’s annual report on Form 10-K, and in our report dated March 19, 2001, we expressed an unqualified opinion on that statement.  In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2000 is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus included in the trust’s financial statements from which they have been derived.

ARTHUR ANDERSEN LLP

Fort Worth, Texas

October 12, 2001

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	September 30,	December 31,
	2001	2000
	(Unaudited)
ASSETS

Cash and short-term investments	$3,534,480	$5,976,160

Net profits interests in oil and gas properties - net	217,550,034	226,081,443

	$221,084,514	$232,057,603

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$3,534,480	$5,976,160

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	217,550,034	226,081,443

	$221,084,514	$232,057,603

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000

Royalty income	$15,359,771	$16,250,348	$70,764,591	$38,520,674

Interest income	23,639	38,398	127,960	83,825

Total income	15,383,410	16,288,746	70,892,551	38,604,499

Administration expense	111,570	92,306	234,591	204,299

Distributable income	$15,271,840	$16,196,440	$70,657,960	$38,400,200

Distributable income per unit (40,000,000 units)	$0.381796	$0.404911	$1.766449	$0.960005

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000

Trust corpus, beginning of period	$220,183,204	$226,089,846	$226,081,443	$233,428,609

Amortization of net profits interests	(2,633,170)	(3,712,682)	(8,531,409)	(11,051,445)

Distributable income	15,271,840	16,196,440	70,657,960	38,400,200

Distributions declared	(15,271,840)	(16,196,440)	(70,657,960)	(38,400,200)

Trust corpus, end of period	$217,550,034	$222,377,164	$217,550,034	$222,377,164

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.   Basis of Accounting

The financial statements of the trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with generally accepted accounting principles (“GAAP”):

–    Royalty income recorded for a month is the amount computed and paid by the interest owner, XTO Energy Inc., to Bank of America, N.A., as trustee for the trust.  Royalty income consists of net proceeds received by XTO Energy from the underlying properties in the prior month, multiplied by a net profits percentage of 80%.

Costs deducted in the calculation of net proceeds for the 80% net profits interests generally include applicable taxes, transportation, marketing and legal costs, production expenses, development costs, operating charges and other costs.  See Note 2.

–    For monthly trust distributions declared through March 2000, the related royalty income was based on gross proceeds equal to the greater of the actual amount received from sales of production, or the imputed amount that would be received from sales of production at a gas price of $2.00 per Mcf.  Because gas prices exceeded the $2.00 per Mcf minimum during first quarter 2000, there were no imputed receipts during that period.  Subsequent to March 2000, trust royalty income is based on the actual gross proceeds received from sale of production.

–    Royalty income is computed separately for each of three conveyances under which the net profits interests were conveyed to the trust.  If monthly costs exceed revenues for any conveyance, such excess costs cannot reduce royalty income from other conveyances, but are carried forward with accrued interest to be recovered from future net proceeds of that conveyance.

–    Trust expenses are recorded based on liabilities paid and cash reserves established by the trustee for liabilities and contingencies.

–    Distributions to unitholders are recorded when declared by the trustee.

The trust’s financial statements differ from those prepared in conformity with GAAP because revenues are recognized when received rather than accrued in the month of production, expenses are recognized when paid or deducted in the calculation of net proceeds rather than when incurred and certain cash reserves may be established by the trustee for certain contingencies which would not be recorded under GAAP.

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s net book value for the interests on December 1, 1998, the date of the transfer to the trust.  Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus.  Accumulated amortization was $29,516,917 as of September 30, 2001 and $20,985,508 as of December 31, 2000.

2.     Development Costs

For the quarter ended September 30, 2001, XTO Energy deducted budgeted development costs of $6,300,000, compared with actual development costs of $14,296,040.  This $7,996,040 excess will be recovered as the monthly budgeted development cost deduction of $1,825,000 exceeds actual costs in future months.  XTO Energy has advised the trustee that it will reevaluate the budgeted development cost deduction prior to declaration of the December 2001 trust distribution in conjunction with preparation of its 2002 development budget.  As of the October 2001 distribution, actual development costs have exceeded the amount deducted by $7,222,552.

3.     Litigation

XTO Energy is a defendant in three separate lawsuits that could, if adversely determined, decrease future trust distributable income.  Any damages relating to production prior to the formation of the trust will be borne by XTO Energy.

On April 3, 1998, a class action lawsuit, Booth, et al. v. Cross Timbers Oil Company, was filed in the District Court of Dewey County, Oklahoma by royalty owners of natural gas wells in Oklahoma.  The plaintiffs allege that since 1991, XTO Energy has underpaid royalty owners as a result of reducing royalties for improper charges for production, marketing, gathering, processing and transportation costs and selling natural gas through affiliated companies at prices less favorable than those paid by third parties.  No class has been certified.  XTO Energy believes that it has strong defenses to this lawsuit and intends to vigorously defend its position.  However, if XTO Energy ultimately makes any payments, the trust will bear its 80% share of such payments related to production from the underlying properties for periods since December 1, 1998.  Additionally, if a judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds.  The amount of any potential settlement related to the trust and reduction in net proceeds is not presently determinable, but, in XTO Energy management’s opinion, is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.

A second lawsuit, United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the United States District Court for the Western District of Oklahoma.  This action alleges that XTO Energy underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans by at least 20% during the past ten years as a result of mismeasuring the volume of natural gas and wrongfully analyzing its heating content.  The suit, which was brought under the qui tam provisions of the U.S. False Claims Act, seeks treble damages for the unpaid royalties (with interest), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for XTO Energy to cease the allegedly improper measuring practices.  The cases against XTO Energy and other defendants have been consolidated in the United States District Court for Wyoming.  While XTO Energy is unable to predict the outcome of this case or estimate the amount of any possible loss, it believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action.  However, an order to change measuring practices or a related settlement could adversely affect the trust by reducing net proceeds in the future by an amount that is presently not determinable, but, in XTO Energy management’s opinion, is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.

In June 2001 XTO Energy was served with a third lawsuit styled Quinque Operating Co., et al. v. Gas Pipelines, et al.  The action was filed in the District Court of Stevens County, Kansas, against XTO Energy and one of its subsidiaries, along with over 200 natural gas transmission companies, producers, gatherers, and processors of natural gas.  Plaintiffs seek to represent a class of plaintiffs consisting of all similarly situated gas producers, overriding royalty owners, working interest owners and state taxing authorities either from whom defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974.  No class has been certified.  The allegations in the case are similar to those in the Grynberg case; however, the Quinque case broadens the claims to cover all oil and gas leases (other than the federal and Native American leases that are the subject of the Grynberg case).  The complaint alleges that the defendants have mismeasured both the volume and heating content of natural gas delivered into their pipelines resulting in underpayments to plaintiffs.  Plaintiffs assert a breach of contract claim, negligent or intentional misrepresentation, civil conspiracy, common carrier liability, conversion, violation of a variety of Kansas statutes and other common law causes of action.  No amount of damages has been specified in the complaint.  While XTO Energy is unable to predict the outcome of this case or estimate the amount of any possible loss, it believes these claims are without merit and intends to vigorously defend this suit.  However, an order to change measuring practices or a related settlement could adversely affect the trust by reducing net proceeds in the future by an amount that is presently not determinable, but, in XTO Energy management’s opinion, is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.

Another lawsuit, Bishop, et al. v. Amoco Production Co., et al., was filed in May 2000 in the Third Judicial District Court in Lincoln County, Wyoming by owners of royalty and overriding royalty interests in wells located in Wyoming.  The plaintiffs alleged that XTO Energy and the other producer defendants deducted impermissible costs of production from royalty payments that were made to the plaintiffs and other similarly situated persons, and failed to properly inform the plaintiffs and others of the deductions taken.  The action was brought as a class action on behalf of all persons who own an interest in wells located in Wyoming as to which the defendants pay royalties and overriding royalties.  The plaintiffs sought a declaratory judgment that the deductions made were impermissible and sought damages in the amount of the deductions made together with interest and attorneys’ fees.  XTO Energy reached a settlement in this action, which was approved by the court in June 2001.  XTO Energy received a release of claims relating to deductions taken, the statutory reporting of claims, and other miscellaneous matters.  XTO Energy agreed not to take similar deductions in the future and to itemize other deductions from future royalty disbursements.  The trust’s portion of the settlement was $155,769 ($124,615 net to the trust) and was deducted from the trust distribution declared for August 2001.

Item 2.  Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the trust’s 2000 annual report, as well as the condensed financial statements and notes thereto included in this quarterly report on Form 10-Q.

Distributable Income

Quarter

For the quarter ended September 30, 2001, royalty income was $15,359,771, as compared to $16,250,348 for third quarter 2000.  This 5% decrease in royalty income is the result of lower oil and gas prices and higher development costs and production expenses.  See “Royalty Income” below.

After adding interest income of $23,639 and deducting administration expense of $111,570, distributable income for the quarter ended September 30, 2001 was $15,271,840, or $0.381796 per unit of beneficial interest.  Administration expense for the quarter increased 21% from the prior year quarter primarily because of  timing of expenditures. For the quarter ended September 30, 2000, distributable income was $16,196,440, or $0.404911 per unit.  Distributions to unitholders for the quarter ended September 30, 2001 were:

		Distribution
Record Date	Payment Date	per Unit

July 31, 2001	August 14, 2001	$0.165524
August 31, 2001	September 14, 2001	0.127910
September 28, 2001	October 15, 2001	0.088362

		$0.381796

Nine Months

For the nine months ended September 30, 2001, royalty income was $70,764,591, compared with $38,520,674 for the same 2000 period.  This 84% increase in royalty income is primarily the result of higher  gas prices, partially offset by higher development costs, production expenses and higher production taxes associated with the increased revenue.

After adding interest income of $127,960 and deducting administration expense of $234,591, distributable income for the nine months ended September 30, 2001 was $70,657,960, or $1.766449 per unit of beneficial interest.  For the nine months ended September 30, 2000, distributable income was $38,400,200, or $0.960005 per unit.

Royalty Income

Royalty income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production.  Royalty income is generally affected by three major factors:

–    oil and gas sales volumes,

–    oil and gas sales prices, and

–    costs deducted in the calculation of royalty income.

The following is a summary of the calculation of royalty income received by the trust:

	Three Months			Nine Months
	Ended September 30 (a)		Increase (Decrease)	Ended September 30 (a)		Increase(Decrease)
	2001	2000		2001	2000
Sales Volumes
Gas (Mcf) (b)
Underlying properties	9,180,576	9,050,655	1%	27,076,642	27,397,263	(1%)
Average per day	99,789	98,377	1%	99,182	99,990	(1%)
Net profits interests	4,334,262	4,579,058	(5%)	14,043,679	13,630,859	3%

Oil (Bbls) (b)
Underlying properties	100,983	97,602	3%	298,668	302,332	(1%)
Average per day	1,098	1,061	3%	1,094	1,103	(1%)
Net profits interests	48,814	49,445	(1%)	152,024	151,115	1%

Average Sales Prices
Gas (per Mcf)	$3.51	$3.57	(2%)	$5.05	$2.80	80%
Oil (per Bbl)	$26.56	$29.71	(11%)	$28.42	$27.49	3%

Revenues
Gas sales	$32,243,373	$32,299,570	-	$136,698,778	$76,699,307	78%
Oil sales	2,681,943	2,899,763	(8%)	8,489,073	8,311,719	2%
Total Revenues	34,925,316	35,199,333	(1%)	145,187,851	85,011,026	71%

Costs
Taxes, transportation and other	3,303,309	3,338,100	(1%)	13,615,410	8,167,888	67%
Production expense (c)	4,155,715	3,463,253	20%	12,832,527	9,729,093	32%
Development costs (c) (d)	6,300,000	6,170,601	2%	24,892,276	13,547,588	84%
Overhead	1,966,578	1,914,444	3%	5,699,723	5,415,615	5%
Total Costs	15,725,602	14,886,398	6%	57,039,936	36,860,184	55%

Other Proceeds
Property Sales	-	-	-	307,824	-	-

Net Proceeds	19,199,714	20,312,935	(5%)	88,455,739	48,150,842	84%

Net Profits Percentage	80%	80%		80%	80%

Royalty Income	$15,359,771	$16,250,348	(5%)	$70,764,591	$38,520,674	84%

(a)  Because of the two-month interval between time of production and receipt of royalty income by the trust, (1) oil and gas sales for the quarter ended September 30 generally represent production for the period May through July and (2) oil and gas sales for the nine months ended September 30 generally represent production for the period November through July.

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

(c)   As of June 30, 2001, the costs related to well recompletions and remedial workovers are reflected in the calculation of royalty income as development costs, consistent with their budget classification.  Previously these costs were included in production expense.  The costs are reclassified in prior periods for consistency with current presentation.

(d)  See Note 2 to condensed financial statements.

The following are explanations of significant variances from third quarter 2000 to 2001 and from the first nine months of 2000 to the comparable period in 2001:

Sales Volumes

Gas

Third quarter gas sales volumes increased 1% primarily because of new wells and workovers, partially offset by natural production decline.  For the nine-month period, natural production decline slightly exceeded the effects of new wells and workovers, resulting in a 1% decline in sales volumes.

Oil

Third quarter oil sales volumes increased 3% because of new wells and workovers, partially offset by natural production decline.  For the nine-month period, natural production decline was largely offset by production from new wells and workovers, resulting in a 1% decline in sales volumes.

Sales Prices

Gas

Average gas prices for the third quarter decreased 2% to $3.51 and for the nine-month period increased 80% to $5.05.  After declining briefly at the end of 1999, gas prices strengthened in 2000, reaching a record high of $10.10 per MMBtu in December 2000 as winter demand strained gas supplies. Gas prices declined in 2001 because of milder weather and a weaker economy which has reduced the demand for gas as fuel to generate electricity and has allowed for increased storage.  The average NYMEX price for August and September 2001 was $2.58 per MMBtu.  At October 1, 2001, the average NYMEX price for the following twelve months was $2.77 per MMBtu.  Recent trust gas prices have averaged approximately $0.50 per MMBtu lower than the NYMEX price.

Oil

The average oil price for the third quarter decreased 11% to $26.56 and for the nine-month period increased 3% to $28.42.  During 2000, West Texas Intermediate (“WTI”)  posted prices fluctuated between a low of $21.50 per Bbl in January to a high of $34.25 in September, as increased demand buoyed prices.  Lagging demand in 2001, caused by a worldwide economic slowdown, has caused oil prices to decline.  OPEC members agreed to cut production by one million barrels per day in April and an additional one million barrels per day in September to adjust for weak demand and excess supply.  The economic decline was steepened by the terrorist attacks in the United States on September 11, 2001, placing additional downward pressure on oil prices.  OPEC has initially agreed to hold production at current levels to help stimulate economic recovery.  The average WTI posted price for August and September 2001 was $23.73, while the average WTI price for October 2001 (through October 15) was $19.47.  Recent trust oil prices have averaged approximately $2.35 higher than the WTI posted price.

Costs

Taxes

Taxes, transportation and other decreased 1% for the third quarter and increased 67% for the nine-month period, corresponding with revenue fluctuations.

Production

Production expense increased 20% for the third quarter and 32% for the nine-month period, primarily because of the timing of maintenance projects, increased fuel costs related to higher gas prices and increased compressor rentals.  Production expense for the calendar year 2001 budget (generally relating to trust distributions declared March 2001 through February 2002) have averaged $1.45 million per month, or approximately 12% higher than the initial estimate of $1.29 million per month, primarily because of increased service and fuel costs related to higher natural gas prices.

Development

Development costs increased 2% from $6,170,601 to $6,300,000 for the third quarter, and 84% from $13,547,588 to $24,892,276 for the nine-month period.  As further explained below, there are also development costs totaling $7,996,040 that were paid by XTO Energy in periods related to third quarter 2001, but will be deducted in the calculation of royalty income for future periods.  Increased costs are primarily related to new wells drilled in Oklahoma and Wyoming and workovers.  During the first nine months of 2001, 32 wells were completed on the underlying properties and three wells were pending completion at September 30.  XTO Energy does not plan to drill any wells during the last quarter of 2001.  With the exception of six completed wells in the Fontenelle Unit of Wyoming, all 2001 drilling activity has been in western Oklahoma.

XTO Energy has advised the trustee that development costs for calendar year 2001 budget are currently expected to total $29.4 million.  Expected development costs are higher than the initial estimate of $23 million primarily because of higher drilling, service and equipment costs related to demand generated by higher natural gas prices and carryover of costs from the year 2000 budget.

Development costs deducted for the March through September distributions totaled $20.3 million.  For the quarter ended September 30, 2001, XTO Energy deducted budgeted development costs of $6,300,000, compared with actual development costs of $14,296,040.  This $7,996,040 excess will be recovered as the monthly budgeted development cost deduction of $1,825,000 exceeds actual costs in future months.  XTO Energy has advised the trustee that it will reevaluate the budgeted development cost deduction prior to declaration of the December 2001 trust distribution in conjunction with preparation of its 2002 development budget.  As of the October 2001 distribution, actual development costs have exceeded the amount deducted by $7,222,552.

Other Proceeds

Royalty income for the nine months ended September 30, 2001 includes proceeds of $307,824 from the sale of properties in Sweetwater County, Wyoming.

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding the net profits interests, development costs and other expenses, underlying properties and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in the trust’s annual report on Form 10-K for the year ended December 31, 2000, which is incorporated by this reference as though fully set forth herein.  Although XTO Energy believes that the expectations reflected in such forward-looking statements are reasonable, neither XTO Energy nor the trustee can give any assurance that such expectations will prove to be correct.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the trust’s market risks, as disclosed in the trust’s Form 10-K for the year ended December 31, 2000.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

A lawsuit, United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the United States District Court for the Western District of Oklahoma.  This action alleges that XTO Energy underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans by at least 20% during the past ten years as a result of mismeasuring the volume of natural gas and wrongfully analyzing its heating content.  The suit, which was brought under the qui tam provisions of the U.S. False Claims Act, seeks treble damages for the unpaid royalties (with interest), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for XTO Energy to cease the allegedly improper measuring practices.  The cases against XTO Energy and other defendants have been consolidated in the United States District Court for Wyoming.  While XTO Energy is unable to predict the outcome of this case or estimate the amount of any possible loss, it believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action.  However, an order to change measuring practices or a related settlement could adversely affect the trust by reducing net proceeds in the future by an amount that is presently not determinable, but, in XTO Energy management’s opinion, is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.

In June 2001 XTO Energy was served with a lawsuit styled Quinque Operating Co., et al. v. Gas Pipelines, et al.  The action was filed in the District Court of Stevens County, Kansas, against XTO Energy and one of its subsidiaries, along with over 200 natural gas transmission companies, producers, gatherers, and processors of natural gas.  Plaintiffs seek to represent a class of plaintiffs consisting of all similarly situated gas producers, overriding royalty owners, working interest owners and state taxing authorities either from whom defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974.  No class has been certified.  The allegations in the case are similar to those in the Grynberg case; however, the Quinque case broadens the claims to cover all oil and gas leases (other than the federal and Native American leases that are the subject of the Grynberg case).  The complaint alleges that the defendants have mismeasured both the volume and heating content of natural gas delivered into their pipelines resulting in underpayments to plaintiffs.  Plaintiffs assert a breach of contract claim, negligent or intentional misrepresentation, civil conspiracy, common carrier liability, conversion, violation of a variety of Kansas statutes and other common law causes of action.  No amount of damages has been specified in the complaint.  While XTO Energy is unable to predict the outcome of this case or estimate the amount of any possible loss, it believes these claims are without merit and intends to vigorously defend this suit.  However, an order to change measuring practices or a related settlement could adversely affect the trust by reducing net proceeds in the future by an amount that is presently not determinable, but, in XTO Energy management’s opinion, is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.

A lawsuit, Bishop, et al. v. Amoco Production Co., et al., was filed in May 2000 in the Third Judicial District Court in Lincoln County, Wyoming by owners of royalty and overriding royalty interests in wells located in Wyoming.  The plaintiffs alleged that XTO Energy and the other producer defendants deducted impermissible costs of production from royalty payments that were made to the plaintiffs and other similarly situated persons, and failed to properly inform the plaintiffs and others of the deductions taken.  The action was brought as a class action on behalf of all persons who own an interest in wells located in Wyoming as to which the defendants pay royalties and overriding royalties.  The plaintiffs sought a declaratory judgment that the deductions made were impermissible and sought damages in the amount of the deductions made together with interest and attorneys’ fees.  XTO Energy reached a settlement in this action, which was approved by the court in June 2001.  XTO Energy received a release of claims relating to deductions taken, the statutory reporting of claims, and other miscellaneous matters.  XTO Energy agreed not to take similar deductions in the future and to itemize other deductions from future royalty disbursements.  The trust’s portion of the settlement was $155,769 ($124,615 net to the trust) and was deducted from the trust distribution declared for August 2001.

Items 2 through 5.    Not applicable.

Item 6.   Exhibits and reports on Form 8-K

(a)  Exhibits.

Exhibit Number and Description

(15) Awareness letter of Arthur Andersen LLP

(b)  Reports on Form 8-K.

No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST By BANK OF AMERICA, N.A., TRUSTEE

	By	RON E. HOOPER
Ron E. Hooper
Senior Vice President

XTO ENERGY INC.

Date: October 19, 2001	By	LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President and
Chief Financial Officer