Form 10-K405
period 2001-12-31
HUGOTON ROYALTY TRUST
filed 2002-03-27
CIK 862022

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001	Commission file number 1-10476

Hugoton Royalty Trust
(Exact name of registrant as specified in the Hugoton Royalty Trust Indenture)

Texas	58-6379215
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Bank of America, N.A.	75283-0650
Trustee	(Zip Code)
P.O. Box 830650
Dallas, Texas
(Address of principal executive offices)

Registrant's telephone number including area code: (877) 228-5083

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

        At March 1, 2002, there were 40,000,000 units of beneficial interest of the trust outstanding. The aggregate market value of the units (based on the closing price on the New York Stock Exchange on March 1, 2002) held by non-affiliates of the registrant on that date was approximately $105.9 million.

DOCUMENTS INCORPORATED BY REFERENCE

        Listed below is the only document parts of which are incorporated herein by reference and the parts of this report into which the document is incorporated:

2001 Annual Report to Unitholders—Part II

PART I

Item 1.    Business

        Hugoton Royalty Trust is an express trust created under the laws of Texas pursuant to the Hugoton Royalty Trust Indenture entered into on December 1, 1998 between XTO Energy Inc., as grantor, and NationsBank, N.A., as trustee. Bank of America, N.A., successor to NationsBank, N.A., is now the trustee of the trust. The principal office of the trust is located at 901 Main Street, Dallas, Texas 75202 (telephone number 877-228-5083).

        Effective December 1, 1998, XTO Energy (formerly known as Cross Timbers Oil Company) conveyed to the trust 80% net profits interests in certain predominantly natural gas producing working interest properties in Kansas, Oklahoma and Wyoming under three separate conveyances. In exchange for these net profits interest conveyances to the trust, 40 million units of beneficial interest were issued to XTO Energy. In April and May 1999, XTO Energy sold a total of 17 million units in the trust's initial public offering. In 1999 and 2000, XTO Energy also sold 1.3 million trust units to certain of its officers. The trust did not receive any proceeds from these sales of trust units. As of March 1, 2002, XTO Energy owned 21,705,893 units in the trust. Units are listed and traded on the New York Stock Exchange under the symbol "HGT."

        The net profits interests entitle the trust to receive 80% of net proceeds from the sale of oil and gas from the underlying properties. Each month XTO Energy determines the amount of cash received from the sale of production and deducts property and production taxes, development and production costs and overhead. For trust distributions declared through March 2000, net proceeds from the sale of gas related to those distributions were contractually required to be computed differently. Net proceeds for this period were computed monthly based on the greater of either a realized price of $2.00 per Mcf or the actual price received by XTO Energy for natural gas sold.

        Net proceeds payable to the trust depend upon production quantities, sales prices of oil and gas and costs to develop and produce oil and gas in the prior month. If monthly costs exceed revenues for any of the three conveyances (one for each of the states of Kansas, Oklahoma, and Wyoming), such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from other conveyances.

        The trust is not liable for any production costs or liabilities attributable to the net profits interests. If at any time the trust receives net profits income in excess of the amount due, the trust is not obligated to return such overpayment, but net profits income payable to the trust for the next month will be reduced by the overpayment, plus interest at the prime rate.

        To the extent it has the right to do so, XTO Energy is responsible for marketing its production from the underlying properties under existing sales contracts or new arrangements on the best terms reasonably obtainable in the circumstances. See Item 2., "Pricing and Sales Information."

        Net profits income received by the trust on or before the last business day of the month is related to net proceeds received by XTO Energy in the preceding month, and generally represents receipts attributable to oil and gas production two months prior. The amount to be distributed to unitholders each month by the trustee is determined by:

        Adding—

  (1)
  net profits income received,
  (2)
  interest income and any other cash receipts and
  (3)
  cash available as a result of reduction of cash reserves, then

        Subtracting the sum of—

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

        The trustee's function is to collect the net profits income from the net profits interests, to pay all trust expenses, and pay the monthly distribution amount to unitholders. The trustee's powers are specified by the terms of the trust indenture. The trust cannot engage in any business activity or acquire any assets other than the net profits interests and specific short-term cash investments. The trust has no employees since all administrative functions are performed by the trustee.

        Approximately 94% of the net profits income received by the trust during 2001, as well as 94% of the estimated proved reserves of the net profits interests at December 31, 2001 (based on estimated future net revenues using year-end oil and gas prices), is attributable to natural gas. There has historically been a greater demand for gas during the winter months than the rest of the year. Otherwise, trust income generally is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The trust conducts no research activities.

Item 2.    Properties

        The net profits interests are the principal asset of the trust. The trustee cannot acquire any other assets, with the exception of certain short-term investments as specified under Item 1. The trustee may sell or otherwise dispose of all or any part of the net profits interests if approved by at least 80% of the unitholders, or upon termination of the trust. Otherwise, the trust may only sell up to 1% of the value of the net profits interests in any calendar year, pursuant to notice from XTO Energy of its desire to sell the related underlying properties. Any such sale must be for cash with the proceeds promptly distributed to the unitholders. The underlying properties are predominantly natural gas producing leases located in the states of Kansas, Oklahoma and Wyoming. The principal productive areas are the Hugoton area, Anadarko Basin and Green River Basin.

  Hugoton Area

        Natural gas was discovered in the Hugoton area in 1922. With an estimated five million productive acres covering parts of Texas, Oklahoma and Kansas, the Hugoton area is the largest natural gas producing area in North America. More than 64 trillion cubic feet of natural gas have been produced from the Hugoton area. During 2001, sales volumes from the underlying properties in the Hugoton area averaged approximately 30,800 Mcf of gas per day and 72 Bbls of oil per day.

        Most of the production from the underlying properties in the Hugoton area is from the Chase formation, at depths of 2,700 to 2,900 feet. Although increased density drilling was ultimately not approved by the Oklahoma legislature, regulations were amended in July 1998 to increase allowable production in the Oklahoma panhandle from 150,000 Mcf per day to 450,000 Mcf per day which lifted curtailment in this area. XTO Energy also plans to develop other formations that underlie the 79,500 net acres held by production by the Chase formation wells, including the Council Grove between 2,950 and 3,400 feet, the Morrow between 6,000 and 6,300 feet, the Chester between 6,350 and 6,700 feet and the St. Louis between 7,500 and 8,000 feet. XTO Energy has participated in 3-D seismic shoots covering 30,000 acres of XTO Energy's net acreage position beneath the Chase formation. Test wells were drilled to delineate the Council Grove formation in 1999, 2000 and 2001.

        During 2001, development of the Hugoton area included successful recompletions to the Towanda Formation. XTO Energy also embarked on a pilot project to test new restimulation techniques in the Chase intervals. XTO Energy completed 27 of these restimulations in 2001. During 2002, XTO Energy plans to perform seven Towanda completions and 46 Chase restimulations.

        XTO Energy's future development plans for the underlying properties in the Hugoton area include:

  •
  additional compression to lower line pressures,

  •
  pumping unit installations,

  •
  opening new producing zones of existing wells,

  •
  drilling additional wells, and

  •
  drilling deeper in existing wells to new producing zones.

        XTO Energy delivers most of its Hugoton gas production to a gathering and processing system operated by a subsidiary. This system collects approximately 75% of its throughput from underlying properties, which, in recent months, has been approximately 24,000 Mcf per day from 270 wells. The gathering subsidiary purchases the gas from XTO Energy at the wellhead, gathers and transports the gas to its plant, and treats and processes the gas at the plant. The gathering subsidiary pays XTO Energy for wellhead volumes at a price of 80% to 85% of the residue price received upon sale to XTO Energy's marketing affiliate. Under long-term contracts, the gathering subsidiary sells residue volumes to XTO Energy's marketing affiliate at a price equal to the average price of several published indices and is reduced by any pipeline access fees incurred by the marketing affiliate, but is not reduced by any marketing fees. Pipeline access fees currently are approximately $0.02 per Mcf.

        Other Hugoton gas production is delivered under a third party contract. Under the contract, XTO Energy receives 74.5% of the net proceeds received from the sale of the residue gas and liquids.

  Anadarko Basin

        Oil and gas were discovered in the Anadarko Basin of western Oklahoma in 1945. Daily sales volumes from the underlying properties in the Anadarko Basin averaged 44,500 Mcf and 946 Bbls in 2001. XTO Energy is one of the largest producers in the Ringwood, Northwest Okeene and Cheyenne Valley fields in Major County, the principal producing region of the underlying properties in the Anadarko Basin.

        The fields in the Major County area are characterized by oil and gas production from a variety of structural and stratigraphic traps. Productive zones range from 6,500 to 9,400 feet and include the Oswego, Red Fork, Inola, Chester, Manning, Mississippian, Hunton and Arbuckle formations.

        In Major and Woodward counties, the Mississippian (Osage), Chester and Red Fork formations were the primary drilling targets in 2001. In Major County, XTO Energy successfully drilled and completed 13 gross (10.5 net) wells. XTO Energy plans to drill up to six wells and perform up to 19 workovers in Major County during the next year. In Woodward County, the Chester Formation with its four separate producing intervals, was the primary target for 16 gross (13.5 net) wells successfully drilled and completed during 2001. During 2002, XTO Energy plans to drill up to 12 gross (8.3 net) wells and perform up to six workovers in Woodward County.

        XTO Energy plans to further develop the underlying properties in the Major County area primarily through:

  •
  mechanical stimulation of existing wells,

  •
  opening new producing zones in existing wells,

  •
  deepening existing wells to new producing zones, and

  •
  drilling additional wells.

        A gathering subsidiary of XTO Energy operates a 300-mile gathering system and pipeline in the Major County area. The gathering subsidiary and a third-party processor purchase natural gas produced at the wellhead from XTO Energy and other producers in the area under life-of-production contracts. The gathering subsidiary gathers and transports the gas to a third-party processor, which processes the gas and pays XTO Energy and other producers for at least 50% of the liquids processed. After the gas is processed, the gathering subsidiary transports the gas via a 26-mile pipeline to a connection with other pipelines. The gathering subsidiary sells the residue gas to the marketing subsidiary of XTO Energy based upon the average price of several published indices. The gathering subsidiary pays this price to XTO Energy less a compression and gathering fee of $0.315 per Mcf of residue gas. This gathering fee was previously approved by the Federal Energy Regulatory Commission when the gathering subsidiary was regulated. During 2001, the gathering system collected approximately 21,000 Mcf per day from over 400 wells, 70% of which XTO Energy operates. Estimated capacity of the gathering system is 40,000 Mcf per day. The gathering subsidiary also provides contract operating services to properties in Woodward County, collecting approximately 256,000 Mcf per month from 48 wells, for a historical average fee of approximately $0.125 per Mcf.

        XTO Energy also sells gas to its marketing subsidiary, which then sells the gas to third parties. The price paid to XTO Energy is based upon the average price of several published indices, but does not include a deduction for any marketing fees. The price paid by the marketing affiliate includes a deduction for any transportation fees charged by the third party.

  Green River Basin

        The Green River Basin is located in southwestern Wyoming. Natural gas was discovered in the Fontenelle field of the Green River Basin in the early 1970s. The producing reservoirs are the Cretaceous-aged Frontier, Baxter and Dakota sandstones at depths ranging from 7,500 to 10,000 feet. In 2001, daily sales volumes from the underlying properties in the Fontenelle field averaged 24,900 Mcf of natural gas and 60 Bbls of oil.

        During 1997, XTO Energy installed additional pipeline compression to lower overall field operating pressures and improve overall field performance. XTO Energy also completed an interconnect to another pipeline in the southeastern part of the Fontenelle field that added an additional market for gas.

        XTO Energy drilled six gross (6.0 net) wells in the Fontenelle Unit in 2001, all of which were successfully completed. Drilling focused on continued 80-acre and 40-acre infill development of the Frontier sandstones. XTO Energy plans to perform up to six workovers in the Green River Basin during 2002.

        Potential development activities for the underlying properties in this area include:

  •
  additional compression to lower line pressures,

  •
  opening new producing zones of existing wells,

  •
  deepening existing wells to new producing zones, and

  •
  drilling additional wells.

        XTO Energy markets the gas produced from the Fontenelle Unit and nearby properties under three different marketing arrangements. Under the agreement covering 70% of the gas sold, XTO Energy compresses the gas on the lease, transports it off the lease and compresses the gas again prior to entry into the gas plant pipeline. The pipeline transports the gas 35 miles to the gas plant, where the gas is processed, then redelivered to XTO Energy and sold to XTO Energy's marketing subsidiary. The owner of the gas plant and related pipeline charges XTO Energy for operational fuel and processing. In 2001, the fuel charge was 0.02% of the volumes produced and the processing fee was $0.051 per MMBtu. The marketing subsidiary then sells the residue gas to third parties based upon a spot sales price and pays the net sales proceeds to XTO Energy. The marketing subsidiary does not receive a marketing fee. The gas not sold under the above arrangement is sold either under a similar arrangement where the fee is $0.148 per MMBtu, or under a contract where XTO Energy directly sells the gas to a third party on the lease at an adjusted index price. Condensate is sold at the lease to an independent third party at market rates.

Producing Acreage and Well Counts

        For the following data, "gross" refers to the total wells or acres on the underlying properties in which XTO Energy owns a working interest and "net" refers to gross wells or acres multiplied by the percentage working interest owned by XTO Energy. Although many of XTO Energy's wells produce both oil and gas, a well is categorized as an oil well or a gas well based upon the ratio of oil to natural gas production.

        The underlying properties are interests in developed properties located primarily in gas producing regions of Kansas, Oklahoma and Wyoming. The following is a summary of the approximate producing acreage of the underlying properties at December 31, 2001. Undeveloped acreage is not significant.

	Gross	Net
Hugoton Area	216,790	199,590
Anadarko Basin	152,042	113,946
Green River Basin	39,155	26,899

Total	407,987	340,435

        The following is a summary of the producing wells on the underlying properties as of December 31, 2001:

	Operated Wells		Nonoperated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Gas	1,076	978.8	264	62.4	1,340	1,041.2
Oil	129	116.4	6	1.2	135	117.6

Total	1,205	1,095.2	270	63.6	1,475	1,158.8

        The following is a summary of the number of wells drilled on the underlying properties during the years indicated. Unless otherwise indicated, all wells drilled are developmental. There were no wells in process of drilling at December 31, 2001.

	2001		2000		1999
	Gross	Net	Gross	Net	Gross	Net
Completed gas wells (a)	46	34.1	40	31.0	40	32.5
Completed oil wells (b)	—	—	1	0.1	—	—
Nonproductive—exploratory	—	—	—	—	1	1.0

Total	46	34.1	41	31.1	41	33.5

(a)
Included in completed gas wells are 6 gross (1.3 net) wells drilled on nonoperated interests in 2001, ten gross (1.7 net) wells in 2000 and 7 gross (1.1 net) wells in 1999.

(b)
Completed oil wells were drilled on nonoperated interests.

Oil and Gas Production

        Trust production is recognized in the period net profits income is received, which is the month following receipt by XTO Energy, and generally two months after the time of production. Because of this two-month interval, the trust's initial accounting year ended December 31, 1999 includes net profits income related to eleven months of oil and gas sales, or December 1998 (the trust's initial month) through

October 1999 production. Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for the three years ended December 31, 2001 were as follows:

	2001	2000	1999
Production
Underlying Properties
Gas—Sales (Mcf)	36,597,937	36,842,156	34,188,398
Average per day (Mcf)	100,268	100,662	102,055
Oil—Sales (Bbls)	393,731	399,929	388,038
Average per day (Bbls)	1,079	1,093	1,158
Net Profits Interests
Gas—Sales (Mcf)	17,671,423	18,199,754	15,583,364
Average per day (Mcf)	48,415	49,726	46,518
Oil—Sales (Bbls)	190,722	198,677	190,668
Average per day (Bbls)	523	543	569
Average Sales Price
Gas (per Mcf)	$ 4.30	$ 3.14	$ 2.12
Oil (per Bbl)	$27.60	$28.67	$16.53

Oil and Natural Gas Reserves

  General

        Miller and Lents, Ltd., independent petroleum engineers, has estimated oil and gas reserves attributable to the underlying properties and net profits interests as of December 31, 2001, 2000, 1999 and 1998. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

        Reserve quantities and revenues for the net profits interests were estimated from projections of reserves and revenues attributable to the combined interests of the trust and XTO Energy in the subject properties. Since the trust has defined net profits interests, the trust does not own a specific percentage of the oil and gas reserve quantities. Accordingly, reserves allocated to the trust pertaining to its 80% net profits interests in the properties have effectively been reduced to reflect recovery of the trust's 80% portion of applicable production and development costs, excluding overhead. Because trust reserve quantities are determined using an allocation formula, any fluctuations in actual or assumed prices or costs will result in revisions to the estimated reserve quantities allocated to the net profits interests.

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

        Year-end weighted average realized gas prices used to determine the standardized measure were $2.34 per Mcf in 2001, $9.44 per Mcf in 2000, $2.23 per Mcf in 1999 and $2.01 per Mcf in 1998. Year-end oil prices used to determine the standardized measure were based on a West Texas Intermediate crude oil posted price of $16.75 per Bbl in 2001, $23.75 per Bbl in 2000, $22.75 per Bbl in 1999 and $9.50 per Bbl in 1998.

  Proved Reserves

(in thousands)	Underlying Properties		Net Profits Interests
	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
Balance, December 31, 1998	515,073	4,030	282,297	2,193
Extensions, discoveries and other additions	28,262	89	16,173	51
Revisions of prior estimates	(3,778)	540	5,034	358
Production—sales volumes	(34,188)	(388)	(15,583)	(191)

Balance, December 31, 1999	505,369	4,271	287,921	2,411
Extensions, discoveries and other additions	29,076	132	20,605	94
Revisions of prior estimates	17,640	544	81,922	957
Property sales	(225)	(10)	(98)	(4)
Production—sales volumes	(36,842)	(400)	(18,200)	(199)

Balance, December 31, 2000	515,018	4,537	372,150	3,259
Extensions, discoveries and other additions	18,365	65	8,270	29
Revisions of prior estimates	(26,582)	(390)	(105,407)	(1,001)
Production—sales volumes	(36,598)	(394)	(17,671)	(191)

Balance, December 31, 2001	470,203	3,818	257,342	2,096

        Extensions, discoveries and additions in 1999, 2000 and 2001 are primarily related to delineation of additional proved undeveloped reserves in the Anadarko Basin. Downward revisions of prior estimates of the proved reserves for the underlying properties during 2001 are because of lower prices. Upward revisions of prior estimates of the proved reserves for the underlying properties during 2000 were because of lower than estimated production decline. Upward revisions of prior estimates of proved gas reserves of the net profits interests as compared with downward revisions of the underlying properties in 1999, and higher upward and downward revisions for the net profits interests as compared with the underlying properties in 2000 and 2001, were caused by year-end gas price fluctuations which resulted in increased gas reserves allocated to or from the trust.

  Proved Developed Reserves

(in thousands)	Underlying Properties		Net Profits Interests
	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
December 31, 1998	435,328	3,368	249,215	1,934

December 31, 1999	431,399	3,595	253,567	2,105

December 31, 2000	434,904	3,935	316,278	2,843

December 31, 2001	401,846	3,297	228,472	1,876

  Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)	December 31
	2001	2000	1999
Underlying Properties
Future cash inflows	$1,177,447	$4,972,727	$1,240,476
Future costs:
Production	389,721	831,037	388,923
Development	55,072	60,211	48,861

Future net cash flows	732,654	4,081,479	802,692
10% discount factor	365,760	2,141,117	393,924

Standardized measure	$366,894	$1,940,362	$408,768

Net Profits Interests
Future cash inflows	$644,489	$3,593,473	$707,067
Future production taxes	58,366	328,290	64,913

Future net cash flows	586,123	3,265,183	642,154
10% discount factor	292,608	1,712,894	315,140

Standardized measure	$293,515	$1,552,289	$327,014

  Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)
	2001	2000	1999
Underlying Properties
Standardized measure, January 1	$1,940,362	$408,768	$347,177

Revisions:
Prices and costs	(1,626,755)	1,496,302	70,848
Quantity estimates	(2,367)	(5,187)	(5,493)
Accretion of discount	166,273	35,746	31,824
Future development costs	(20,415)	(30,339)	(9,268)
Production rates and other	362	283	(1,561)

Net revisions	(1,482,902)	1,496,805	86,350
Extensions, additions and discoveries	8,524	105,929	16,666
Production	(129,457)	(93,786)	(53,021)
Development costs	30,367	22,771	11,596
Sales in place	—	(125)	—

Net change	(1,573,468)	1,531,594	61,591

Standardized measure, December 31	$366,894	$1,940,362	$408,768

Net Profits Interests
Standardized measure, January 1	$1,552,289	$327,014	$277,742
Extensions, discoveries and other additions	6,819	84,743	13,333
Accretion of discount	133,018	28,597	25,459
Revisions of prior estimates, changes in price and other (a)	(1,319,339)	1,168,847	43,620
Property sales	—	(100)	—
Net profits income	(79,272)	(56,812)	(33,140)

Standardized measure, December 31	$293,515	$1,552,289	$327,014

(a)
Significant revisions in 2001 and 2000 were caused by the changes in year-end gas prices.

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

  Environmental Regulation

        Companies that are engaged in the oil and gas industry are affected by federal, state and local laws regulating the discharge of materials into the environment. Those laws may impact operations of the underlying properties. No material expenses have been incurred on the underlying properties in complying with environmental laws and regulations. XTO Energy does not expect that future compliance will have a material adverse effect on the trust.

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

  Other Regulation

        The Minerals Management Service of the United States Department of the Interior is evaluating existing methods of settling royalties on federal and Native American oil and gas leases. Seven percent of the net acres of the underlying properties, primarily located in Wyoming, involve federal leases. Although the final rules could cause an increase in the federal royalties to be paid on these properties, and, correspondingly, decrease the revenue to XTO Energy and the trust, XTO Energy's management does not believe that the proposed rule changes will have a significant detrimental effect on trust distributions.

        The petroleum industry is also subject to compliance with various other federal, state and local regulations and laws, including, but not limited to, regulations and laws relating to environmental protection, occupational safety, resource conservation and equal employment opportunity. XTO Energy has advised the trustee that it does not believe that compliance with these laws will have any material adverse effect upon the unitholders.

  Tight Sands Tax Credit

        The trust receives net profits income from tight sands wells, certain production from which qualifies for the federal income tax credit for producing nonconventional fuels under Section 29 of the Internal Revenue Code. The Section 29 tax credit is available for tight sands gas produced and sold through 2002 from wells drilled prior to January 1, 1993 and after November 5, 1990, or after December 31, 1979 if the related formation was dedicated to interstate commerce as of April 20, 1977. This tax credit is approximately $0.52 per MMBtu. Such credit, calculated based on the unitholder's pro rata share of qualifying production, may not reduce the unitholder's regular tax liability (after the foreign tax credit and certain other nonrefundable credits) below his tentative minimum tax. Any part of the Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions.

        Congress is considering an extension of existing energy tax credits beyond the scheduled December 31, 2002 expiration date, as well as the creation of similar new tax credits. During 2001, the U.S. House passed a bill that would extend existing Section 29 tax credits on certain production, while the U.S. Senate is considering a separate bill to address energy tax credits, including Section 29. The potential effect of any final legislation on unitholders is unknown.

Pricing and Sales Information

        A subsidiary of XTO Energy purchases most of XTO Energy's natural gas production at the monthly published index price, then sells the gas to third parties for the best available price. Any marketing gains or losses are not included in trust net proceeds. Oil production is generally marketed at the wellhead to third parties at the best available price. XTO Energy arranges for some of its natural gas to be processed by unaffiliated third parties and markets the natural gas liquids. The natural gas attributable to the underlying properties is marketed under contracts existing at trust inception. Contracts covering production from the Ringwood area of Major County are generally for the life of the lease, and the contract for the majority of production from the Hugoton area expires in 2004. If new contracts are entered with unaffiliated third parties, the proceeds from sales under those new contracts will be included in gross proceeds from the underlying properties. If new contracts are entered with XTO Energy's marketing subsidiary, it may charge XTO Energy a fee that may not exceed 2% of the sales price of the oil and natural gas received from unaffiliated parties. The sales price is net of any deductions for transportation from the wellhead to the unaffiliated parties and any gravity or quality adjustments.

Item 3.    Legal Proceedings

        On April 3, 1998, a class action lawsuit, Booth, et al. v. Cross Timbers Oil Company, was filed in the District Court of Dewey County, Oklahoma by royalty owners of natural gas wells in Oklahoma. The plaintiffs allege that since 1991, XTO Energy has underpaid royalty owners as a result of reducing royalties for improper charges for production, marketing, gathering, processing and transportation costs and selling natural gas through affiliated companies at prices less favorable than those paid by third parties. No class has been certified. The court has ordered that the parties enter into mediation, which should occur in the first half of 2002. XTO Energy believes that it has strong defenses to this lawsuit and intends to vigorously defend its position. However, if XTO Energy ultimately makes any payments, the trust will bear its 80% share of such payments related to production from the underlying properties for periods since December 1, 1998. Additionally, if a judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. The amount of any potential settlement related to the trust and reduction in net proceeds is not presently determinable, but, in XTO Energy management's opinion, is not currently expected to be material to the trust's annual distributable income, financial position or liquidity.

        A second lawsuit, United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the United States District Court for the Western District of Oklahoma. This action alleges that XTO Energy underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans by at least 20% during the past ten years as a result of mismeasuring the volume of natural gas and wrongfully analyzing its heating content. The suit, which was brought under the qui tam provisions of the U.S. False Claims Act, seeks treble damages for the unpaid royalties (with interest), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for XTO Energy to cease the allegedly improper measuring practices. The cases against XTO Energy and other defendants have been consolidated in the United States District Court for Wyoming. While XTO Energy is unable to predict the outcome of this case or estimate the amount of any possible loss, it believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action. However, an order to change measuring practices or a related settlement could adversely affect the trust by reducing net proceeds in the future by an amount that is presently not determinable, but, in XTO Energy management's opinion, is not currently expected to be material to the trust's annual distributable income, financial position or liquidity.

        In June 2001, XTO Energy was served with a third lawsuit styled Quinque Operating Co., et al. v. Gas Pipelines, et al. The action was filed in the District Court of Stevens County, Kansas, against XTO Energy and one of its subsidiaries, along with over 200 natural gas transmission companies, producers, gatherers and processors of natural gas. Plaintiffs sought to represent a class of plaintiffs consisting of all similarly situated royalty owners, overriding royalty owners and working interest owners either from whom defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974. The complaint alleged that the defendants had mismeasured both the volume and heating content of natural gas delivered into their pipelines resulting in underpayments to plaintiffs. The plaintiffs dismissed XTO Energy and its subsidiary as a defendant and substituted another subsidiary as a defendant. Any potential liability of the subsidiary will not affect the trust's net proceeds.

        Certain of the trust properties are involved in various other lawsuits and certain governmental proceedings arising in the ordinary course of business. XTO Energy has advised the trustee that it does not believe that the ultimate resolution of these claims will have a material effect on trust annual distributable income, financial position or liquidity.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of unitholders during 2001.

PART II

Item 5.    Market for Units of the Trust and Related Security Holder Matters

        The section entitled "Units of Beneficial Interest" on page 1 of the trust's Annual Report to unitholders for the year ended December 31, 2001 is incorporated herein by reference.

Item 6.    Selected Financial Data

	Year Ended December 31
	2001	2000	1999
Net Profits Income	$79,272,395	$56,812,141	$33,139,662
Distributable Income	79,131,040	56,712,080	33,090,049
Distributable Income per Unit	1.978276	1.417802	0.827253
Distributions per Unit	1.978276	1.417802	0.827253
Total Assets at Year-End	217,127,992	232,057,603	237,980,449

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The "Trustee's Discussion and Analysis" of financial condition and results of operations for the three-year period ended December 31, 2001 on pages 5 and 6 of the trust's Annual Report to unitholders for the year ended December 31, 2001 is incorporated herein by reference.

Liquidity and Capital Resources

        The trust's only cash requirement is the monthly distribution of its income to unitholders, which is funded by the monthly receipt of net profits income after payment of trust administration expenses. The trust is not liable for any production costs or liabilities attributable to the net profits interests. If at any time the trust receives net profits income in excess of the amount due, the trust is not obligated to return such overpayment, but future net profits income payable to the trust will be reduced by the overpayment, plus interest at the prime rate.

        The trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the trust's liquidity or the availability of capital resources.

Contractual Obligations and Commitments

        The trust had no obligations and commitments to make future contractual payments as of December 31, 2001, other than the December distribution payable to unitholders in January 2002, as reflected in the statement of assets, liabilities and trust corpus. The trust has not guaranteed the debt of any other party, nor does the trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt.

Related Party Transactions

        The underlying properties from which the net profits interests were carved are currently owned by XTO Energy, which operates approximately 90% of the wells on the underlying properties. In computing net proceeds, XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses on the underlying properties it operates. As of December 31, 2001, the monthly overhead charge was approximately $678,000 ($542,000 net to the trust) and is subject to annual adjustment based on a oil and gas industry index. As of March 1, 2002, XTO Energy owned 21,705,893, or 54.3%, of the 40,000,000 outstanding units.

        XTO Energy sells a significant portion of natural gas production from the underlying properties to certain of XTO Energy's wholly owned subsidiaries under contracts in existence when the trust was created, generally at amounts approximating monthly published market prices. For further information regarding natural gas sales from the underlying properties to affiliates of XTO Energy, see Item 2, Properties, and Note 6 to Financial Statements in the accompanying annual report. Total gas sales from the underlying properties to XTO Energy's wholly owned subsidiaries were $128.5 million for the year ended December 31, 2001, or 82% of total gas sales, $89.0 million for the year ended December 31, 2000, or 77% of total gas sales, and $55.9 million for the year ended December 31, 1999, or 77% of total gas sales.

Critical Accounting Policies

        The financial statements of the trust are significantly affected by its basis of accounting and estimates related to its oil and gas properties and proved reserves, as summarized below.

  Basis of Accounting

        The trust's financial statements are prepared on a modified cash basis, which is a comprehensive basis of accounting other than generally accepted accounting principles. This method of accounting is consistent with reporting of taxable income to trust unitholders. The most significant differences between the trust's financial statements and those prepared in accordance with generally accepted accounting principles are:

  •
  Net profits income is recognized in the month received rather than accrued in the month of production.

  •
  Expenses are recognized when paid rather than when incurred.

  •
  Cash reserves may be established by the trustee for certain contingencies that would not be recorded under generally accepted accounting principles.

        For further information regarding the trust's basis of accounting, see Note 2 to Financial Statements in the accompanying annual report.

        All amounts included in the trust's financial statements are based on cash amounts received or disbursed, or on the carrying value of the net profits interests, which was derived from the historical cost of the interests at the date of their transfer from XTO Energy. Accordingly, there are no fair value estimates included in the financial statements based on either exchange or non-exchange trade values.

  Oil and Gas Reserves

        The trust's proved oil and gas reserves are estimated by independent petroleum engineers. Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof. Estimates by different engineers often vary, sometimes significantly. In addition, physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices, may justify revision of such estimates. Because proved reserves are required to be estimated using prices at the date of the evaluation, estimated reserve quantities can be significantly impacted by changes in product prices. Accordingly, oil and gas quantities ultimately recovered and the timing of production may be substantially different from original estimates.

        The standardized measure of discounted future net cash flows and changes in such cash flows, as reported in Item 2, is prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission. Such assumptions include using year-end oil and gas prices and year-end costs for estimated future development and production expenditures. Discounted future net cash flows are calculated using a 10% rate. Changes in any of these assumptions, including consideration of other factors, could have a significant impact on the standardized measure. Accordingly, the standardized measure does not represent XTO Energy's or the trustee's estimated current market value of proved reserves.

Forward-Looking Statements

        Certain information included in this annual report and other materials filed, or to be filed, by the trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the trust operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, development activities, maintenance projects, development, production and other costs, oil and gas prices, pricing differentials, proved reserves, production levels, litigation, regulatory matters and competition. Such forward-looking statements are based on XTO Energy's current plans, expectations, assumptions, projections and estimates and are identified by words such as "expects," "intends," "plans," "projects," "anticipates," "predicts," "believes," "goals," "estimates," "should," "could", and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. Any number of factors could cause actual results to differ materially, including, but not limited to, crude oil and natural gas price fluctuations, changes in the underlying demand for oil and natural gas, changes in ownership and/or the operator of the underlying properties, the timing and results of development activity, the availability of drilling equipment, as well as general domestic and international economic and political conditions.

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk

        The only assets of and sources of income to the trust are the net profits interests, which generally entitle the trust to receive a share of the net profits from oil and gas production from the underlying properties. Consequently, the trust is exposed to market risk from fluctuations in oil and gas prices. The trust is a passive entity and, other than the trust's ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the trust that cannot be paid out of cash held by the trust, the trust is prohibited from engaging in borrowing transactions. The amount of any such borrowings is unlikely to be material to the trust. In addition, the trustee is prohibited by the trust indenture from engaging in any business activity or causing the trust to enter into any investments other than investing cash on hand in specific short-term cash investments. Therefore, the trust cannot hold any derivative financial instruments. As a result of the limited nature of the trust's borrowing and investing activities, the trust is not subject to any material interest rate market risk. Additionally, any gains or losses from any hedging activities conducted by XTO Energy are specifically excluded from the calculation of net proceeds due the trust under the forms of the conveyances. The trust does not engage in transactions in foreign currencies which could expose the trust to any foreign currency related market risk.

Item 8.    Financial Statements and Supplementary Data

        The financial statements of the trust and the notes thereto, together with the related report of Arthur Andersen LLP dated March 19, 2002, appearing on pages 8 through 12 of the trust's Annual Report to unitholders for the year ended December 31, 2001 are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There have been no changes in accountants or disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended December 31, 2001.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The trust has no directors or executive officers. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Item 11.    Executive Compensation

        The trustee received the following annual compensation from 1999 through 2001 as specified in the trust indenture:

Name and Principal Position	Year	Other Annual Compensation (1)
Bank of America, N.A., Trustee	2001	$35,000
	2000	35,000
	1999	29,333

(1)
Under the trust indenture, the trustee is entitled to an annual administrative fee, paid in equal monthly installments. Such fee can be adjusted annually based on an oil and gas industry index. Upon termination of the trust, the trustee is entitled to a termination fee of $15,000.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        (a)  Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 1, 2002 information with respect to each person known to the trustee to beneficially own more than 5% of the outstanding units of the trust:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
XTO Energy Inc.	21,705,893 units (1)	54.3%
810 Houston Street, Suite 2000 Fort Worth, Texas 76102

(1)
XTO Energy has the sole power to vote and dispose of these units.

        (b)  Security Ownership of Management. The trust has no directors or executive officers. As of January 31, 2002, Bank of America, N.A. owned, in various fiduciary capacities, an aggregate of 7,400 units without the right to vote any of these units. Bank of America, N.A. disclaims any beneficial interests in these units. The number of units reflected in this paragraph includes units held by all branches of Bank of America, N.A.

        (c)  Changes in Control. The trustee knows of no arrangements which may subsequently result in a change in control of the trust.

Item 13.    Certain Relationships and Related Transactions

        In computing net profits income paid to the trust for the net profits interests, XTO Energy deducts an overhead charge for reimbursement of administrative expenses on the underlying properties it operates. This charge at December 31, 2001 was approximately $678,000 per month, or $8,136,000 annually (net to the trust of $542,400 per month or $6,508,800 annually), and is subject to annual adjustment based on an oil and gas industry index.

        XTO Energy sells a significant portion of natural gas production from the underlying properties to certain of its wholly owned subsidiaries under contracts in existence when the trust was created, generally at amounts approximating monthly published prices. For further information, see Item 2 "Hugoton Area," "Anadarko Basin," "Green River Basin" and "Pricing and Sales Information."

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
The following documents are filed as a part of this report:
1.
Financial Statements (incorporated by reference in Item 8 of this report)

          Report of Independent Public Accountants

          Statements of Assets, Liabilities and Trust Corpus at December 31, 2001 and 2000

          Statements of Distributable Income for the years ended December 31, 2001, 2000 and 1999

          Statements of Changes in Trust Corpus for the years ended December 31, 2001, 2000 and 1999

          Notes to Financial Statements

  2.
  Financial Statement Schedules

              Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

  3.
  Exhibits

(4)	(a)	Hugoton Royalty Trust Indenture by and between NationsBank, N.A. (now Bank of America, N.A.), as trustee, and XTO Energy Inc. heretofore filed as Exhibit 4.1 to the trust's Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on December 4, 1998, is incorporated herein by reference.
(b)
Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80%—Kansas) as amended and restated from XTO Energy Inc. to NationsBank, N.A. (now Bank of America, N.A.), as trustee, and XTO Energy Inc. dated December 1, 1998, heretofore filed as Exhibit 10.1.1 to the trust's Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference.
(c)
Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80%—Oklahoma) as amended and restated from XTO Energy Inc. to NationsBank, N.A. (now Bank of America, N.A.), as trustee, and XTO Energy Inc. dated December 1, 1998, heretofore filed as Exhibit 10.1.2 to the trust's Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference.
(d)
Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80%—Wyoming) as amended and restated from XTO Energy Inc. to NationsBank, N.A. (now Bank of America, N.A.), as trustee, and XTO Energy Inc. dated December 1, 1998, heretofore filed as Exhibit 10.1.3 to the trust's Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference.
(13)		Hugoton Royalty Trust Annual Report to unitholders for the year ended December 31, 2001
(23.1)		Consent of Arthur Andersen LLP
(23.2)		Consent of Miller and Lents, Ltd.
(99.1)		Assurance Letter Regarding Arthur Andersen LLP

        Copies of the above Exhibits are available to any unitholder, at the actual cost of reproduction, upon written request to the trustee, Bank of America, N.A., P.O. Box 830650, Dallas, Texas 75283-0650.

(b)
Reports on Form 8-K

        During the last quarter of the trust's fiscal year ended December 31, 2001, there were no reports filed on Form 8-K by the trust with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST By BANK OF AMERICA, N.A., TRUSTEE
	By:	RON E. HOOPER Ron E. Hooper Senior Vice President
XTO ENERGY INC.
Date: March 27, 2002	By:	LOUIS G. BALDWIN Louis G. Baldwin Executive Vice President and Chief Financial Officer

        (The trust has no directors or executive officers.)

QuickLinks

PART I
PART II
PART III
PART IV
SIGNATURES