Form 10-Q
period 2002-03-31
HUGOTON ROYALTY TRUST
filed 2002-05-08
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  1-10476

Hugoton Royalty Trust
(Exact name of registrant as specified in its charter)

Texas	58-6379215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Bank of America, N.A., P.O. Box 830650, Dallas, Texas	75283-0650
(Address of principal executive offices)	(Zip Code)

(877) 228-5083
(Registrant’s telephone number, including area code)

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

Outstanding as of May 1, 2002
40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

HUGOTON ROYALTY TRUST

GLOSSARY OF TERMS

The following are definitions of significant terms used in this Form 10-Q:

Bbl	Barrel (of oil)

Mcf	Thousand cubic feet (of natural gas)

MMBtu	One million British Thermal Units, a common energy measurement

net proceeds	Gross proceeds received by XTO Energy from sale of production from the underlying properties, less applicable costs, as defined in the net profits interest conveyances

net profits income	Net proceeds multiplied by the net profits percentage of 80% and paid to the trust by XTO Energy. “Net profits income” is referred to as “royalty income” for income tax purposes.

net profits interest

An interest in an oil and gas property measured by net profits from the sale of production, rather than a specific portion of production.  The following defined net profits interests were conveyed to the trust from the underlying properties:

80% net profits interests - interests that entitle the trust to receive 80% of the net proceeds from the underlying properties that are working interests in Kansas, Oklahoma and Wyoming underlying properties

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements should be read in conjunction with the trust’s financial statements and the notes thereto included in the trust’s annual report on Form 10-K.  In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at March 31, 2002 and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2002 and 2001 have been included.  Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Bank of America, N.A., as Trustee

for the Hugoton Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of March 31, 2002 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2002 and 2001.  These financial statements are the responsibility of the trustee.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of December 31, 2001 included in the trust’s annual report on Form 10-K, and in our report dated March 19, 2002, we expressed an unqualified opinion on that statement.  In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2001 is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus included in the trust’s financial statements from which they have been derived.

ARTHUR ANDERSEN LLP

Fort Worth, Texas

May 1, 2002

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	March 31, 2002	December 31, 2001

	(Unaudited)
ASSETS

Cash and short-term investments	$2,275,680	$1,781,800

Net profits interests in oil and gas properties - net	212,736,627	215,346,192

	$215,012,307	$217,127,992

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$2,275,680	$1,781,800

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	212,736,627	215,346,192

	$215,012,307	$217,127,992

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended March 31
	2002	2001

Net profits income	$7,412,420	$33,683,872

Interest income	3,727	50,323

Total income	7,416,147	33,734,195

Administration expense	63,507	79,715

Distributable income	$7,352,640	$33,654,480

Distributable income per unit (40,000,000 units)	$0.183816	$0.841362

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended March 31
	2002	2001

Trust corpus, beginning of period	$215,346,192	$226,081,443

Amortization of net profits interests	(2,609,565)	(3,321,136)

Distributable income	7,352,640	33,654,480

Distributions declared	(7,352,640)	(33,654,480)

Trust corpus, end of period	$212,736,627	$222,760,307

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.   Basis of Accounting

The financial statements of Hugoton Royalty Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with generally accepted accounting principles (“GAAP”):

•   Net profits income recorded for a month is the amount computed and paid by the interest owner, XTO Energy Inc., to Bank of America, N.A., as trustee for the trust.  Net profits income consists of net proceeds received by XTO Energy from the underlying properties in the prior month, multiplied by a net profits percentage of 80%.

Costs deducted in the calculation of net proceeds for the 80% net profits interests generally include applicable taxes, transportation, marketing and legal costs, production expenses, development costs, operating charges and other costs.

•   Net profits income is computed separately for each of three conveyances under which the net profits interests were conveyed to the trust.  If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from the other conveyances.

•   Trust expenses are recorded based on liabilities paid and cash reserves established by the trustee for liabilities and contingencies.

•   Distributions to unitholders are recorded when declared by the trustee.

The trust’s financial statements differ from those prepared in conformity with GAAP because revenues are recognized when received rather than accrued in the month of production, expenses are recognized when paid rather than when incurred and certain cash reserves may be established by the trustee for contingencies which would not be recorded under GAAP.

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the trust.  Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus.  Accumulated amortization was $34,330,324 as of March 31, 2002 and $31,720,759 as of December 31, 2001.

2.   Development Costs

As of December 31, 2001, cumulative actual development costs exceeded the amount deducted in the calculation of net profits income by $4.8 million.  In calculating net profits income for the quarter ended March 31, 2002, XTO Energy deducted budgeted development costs of $5.8 million.  After considering actual development costs of $1.2 million for the quarter, cumulative actual development costs exceeded the amount deducted by $231,000.  As of the April 2002 distribution, cumulative actual development costs were $713,000 less than the amount deducted.  XTO Energy has advised the trustee that it will continue to deduct development costs at a rate of $1.9 million per month through the remainder of 2002 based on the estimated development budget for 2002 and drilling completed and in progress.

3.   Litigation

XTO Energy is a defendant in two separate lawsuits that could, if adversely determined, decrease future trust distributable income.  Any damages relating to production prior to the formation of the trust will be borne by XTO Energy.

On April 3, 1998, a class action lawsuit, Booth, et al. v. Cross Timbers Oil Company, was filed in the District Court of Dewey County, Oklahoma by royalty owners of natural gas wells in Oklahoma.  The plaintiffs allege that since 1991, XTO Energy, formerly known as Cross Timbers Oil Company, has underpaid royalty owners as a result of reducing royalties for improper charges for production, marketing, gathering, processing and transportation costs and selling natural gas through affiliated companies at prices less favorable than those paid by third parties.  No class has been certified.  The court has ordered that the parties enter mediation, which should occur in the first half of 2002.  XTO Energy believes that it has strong defenses to this lawsuit and intends to vigorously defend its position.  However, if XTO Energy ultimately makes any payments, the trust will bear its 80% share of such payments related to production from the underlying properties for periods since December 1, 1998.  Additionally, if a judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds.  The amount of any potential settlement related to the trust and reduction in net proceeds is not presently determinable, but, in XTO Energy management’s opinion, is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.

A second lawsuit, United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the United States District Court for the Western District of Oklahoma.  This action alleges that XTO Energy underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans by at least 20% as a result of mismeasuring the volume of natural gas and wrongfully analyzing its heating content.  The suit, which was brought under the qui tam provisions of the U.S. False Claims Act, seeks treble damages for the unpaid royalties (with interest), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for XTO Energy to cease the allegedly improper measuring practices.  The cases against XTO Energy and other defendants have been consolidated in the United States District Court for Wyoming.  While XTO Energy is unable to predict the outcome of this case or estimate the amount of any possible loss, it has informed the trustee that it believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action.  However, an order to change measuring practices or a related settlement could adversely affect the trust by reducing net proceeds in the future by an amount that is presently not determinable, but, in XTO Energy management’s opinion, is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.

Item 2.  Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the trust’s 2001 annual report, as well as the condensed financial statements and notes thereto included in this quarterly report on Form 10-Q.

Distributable Income

For the quarter ended March 31, 2002 net profits income was $7,412,420, as compared to $33,683,872 for first quarter 2001.  Decreased net profits income is primarily the result of lower gas prices.  See “Net Profits Income” below.

After adding interest income of $3,727 and deducting administration expense of $63,507, distributable income for the quarter ended March 31, 2002 was $7,352,640, or $0.183816 per unit of beneficial interest.  Administration expense for the quarter decreased 20% from the prior year quarter primarily because of the timing of expenditures; interest income decreased 93% over these periods because of the decline in net profits income and interest rates.  For first quarter 2001, distributable income was $33,654,480, or $0.841362 per unit.  Distributions to unitholders for the quarter ended March 31, 2002 were:

		Distribution per Unit
Record Date	Payment Date

January 31, 2002	February 14, 2002	$0.075309
February 28, 2002	March 14, 2002	0.051615
March 29, 2002	April 12, 2002	0.056892

		$0.183816

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production.  Net profits income is generally affected by three major factors:

•  oil and gas sales volumes,

•  oil and gas sales prices, and

•  costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended March 31 (a)
			Increase (Decrease)
	2002	2001
Sales Volumes

Gas (Mcf) (b)
Underlying properties	9,027,411	9,190,752	(2)%
Average per day	98,124	99,899	(2)%
Net profits interests	3,118,267	5,467,116	(43)%

Oil (Bbls) (b)
Underlying properties	90,107	96,098	(6)%
Average per day	979	1,045	(6)%
Net profits interests	34,686	55,624	(38)%

Average Sales Prices
Gas (per Mcf)	$2.38	$6.31	(62)%
Oil (per Bbl)	$18.80	$30.43	(38)%

Revenues
Gas sales	$21,445,257	$58,025,281	(63)%
Oil sales	1,694,435	2,924,708	(42)%
	23,139,692	60,949,989	(62)%
Costs
Taxes, transportation and other	1,690,475	5,289,244	(68)%
Production expense (c)	4,401,573	4,412,105	—
Development costs (d)	5,783,333	7,631,933	(24)%
Overhead	1,998,786	1,819,691	10%
Total Costs	13,874,167	19,152,973	(28)%

Other Proceeds
Property sales	—	307,824	(100)%

Net Proceeds	9,265,525	42,104,840	(78)%

Net Profits Percentage	80%	80%

Net Profits Income	$7,412,420	$33,683,872	(78)%

(a)  Because of the two-month interval between time of production and receipt of net profits income by the trust, oil and gas sales for the quarter ended March 31 generally represent production for the period November through January.

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

(c)   During 2001, the costs related to well recompletions and remedial workovers were classified as development costs, consistent with their budget classification.  These costs were previously included in production expense.  The costs are reclassified in prior periods for consistency with current presentation.

(d)  See Note 2 to Financial Statements.

The following are explanations of significant variances from first quarter 2001 to 2002:

Sales Volumes

Gas

First quarter gas sales volumes decreased 2% primarily because of natural production decline, gathering line freezes and compressor outages partially offset by increased production from new wells and workovers.

Oil

First quarter oil sales volumes decreased 6% as a result of natural production decline, partially offset by increased production from new wells and workovers.

Sales Prices

Gas

The first quarter 2002 average gas price was $2.38 per Mcf, a 62% decrease from the first quarter 2001 average gas price of $6.31. Gas prices were unusually high in first quarter 2001 as winter demand strained gas supplies. Gas prices declined in 2001 because of fuel switching due to higher prices, milder weather and a weaker economy, which reduced demand for gas and resulted in sharply increased gas storage levels.  Despite the winter of 2001-2002 being one of the warmest on record and the likely result that storage levels will be higher than historical averages, gas prices have increased during 2002 and are expected to remain volatile.  The average NYMEX price for February through April 2002 was $2.90 per MMBtu.  At May 1, 2002, the average NYMEX futures price for the following twelve months was $3.93 per MMBtu.  Recent trust gas prices have averaged approximately $0.25 per MMBtu lower than the NYMEX price.

Oil

The first quarter 2002 average oil price was $18.80 per Bbl, a 38% decrease from the first  quarter 2001 average oil price of $30.43.  Oil prices were significantly higher in first quarter 2001 as a result of global demand outpacing supply.  Lagging demand, resulting from a worldwide economic slowdown, caused oil prices to decline in 2001.  OPEC members agreed to cut daily production by one million barrels in April 2001 and an additional one million barrels in September 2001 to adjust for weak demand and excess supply.  The economic decline was accelerated by the terrorist attacks in the U.S. on September 11, 2001, placing additional downward pressure on oil prices.  In December 2001, OPEC announced additional production cuts of 1.5 million barrels per day for six months effective January 1, 2002.  With economic recoveries in the U.S. and global markets, as well as rising concerns over tension in the Middle East, oil prices have strengthened during 2002.  The average NYMEX price for February through April 2002 was $23.81.  At May 1, 2002, the average NYMEX futures price for the following twelve months was $25.41.  Recent trust oil prices have averaged approximately $1.05 lower than the NYMEX price.

Costs

Taxes

Taxes, transportation and other decreased 68% for the first quarter, generally corresponding with revenue fluctuations.

Production

Production expense remained relatively unchanged because prior period fuel adjustment charges recorded in first quarter 2001 were offset by higher maintenance and insurance costs in first quarter 2002.

Development

Development costs decreased 24% for the first quarter because of reduced drilling activity at the end of 2001.  During the first three months of 2002, five wells were started on the underlying properties and were pending completion at March 31.  XTO Energy plans to drill 19 wells during 2002.  All 2002 drilling activity is to occur in western Oklahoma.

As of December 31, 2001, cumulative actual development costs exceeded the amount deducted in the calculation of net profits income by $4.8 million.  In calculating net profits income for the quarter ended March 31, 2002, XTO Energy deducted budgeted development costs of $5.8 million.  After considering actual development costs of $1.2 million for the quarter, cumulative actual development costs exceeded the amount deducted by $231,000.  As of the April 2002 distribution, cumulative actual development costs were $713,000 less than the amount deducted.  XTO Energy has advised the trustee that it will continue to deduct development costs at a rate of $1.9 million per month through the remainder of 2002 based on the estimated development budget for 2002 and drilling completed and in progress.

Overhead

Overhead increased 10% because of an increased well count and the annual rate adjustment based on an industry index.

Other Proceeds

Net profits income for first quarter 2001 includes proceeds of $307,824 ($246,259 net to the trust) from the sale of certain underlying properties in Sweetwater County, Wyoming.

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding the net profits interests, underlying properties, development costs, oil and gas prices, and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part II, Item 7 of the trust’s annual report on Form 10-K for the year ended December 31, 2001, which is incorporated by this reference as though fully set forth herein.  Although XTO Energy believes that the expectations reflected in such forward-looking statements are reasonable, neither XTO Energy nor the trustee can give any assurance that such expectations will prove to be correct.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the trust’s market risks, as disclosed in the trust’s Form 10-K for the year ended December 31, 2001.

PART II - OTHER INFORMATION

Items 1 through 5.    Not applicable.

Item 6.            Exhibits and Reports on Form 8-K.

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

HUGOTON ROYALTY TRUST
	By	BANK OF AMERICA, N.A., TRUSTEE

	By	RON E. HOOPER
Ron E. Hooper
Senior Vice President

XTO ENERGY INC.

Date: May 8, 2002	By	LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President and Chief Financial Officer