Form 10-Q
period 2002-06-30
HUGOTON ROYALTY TRUST
filed 2002-08-14
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Outstanding as of August 1, 2002
40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

HUGOTON ROYALTY TRUST

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements should be read in conjunction with the trust’s financial statements and the notes thereto included in the trust’s annual report on Form 10-K.  In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at June 30, 2002 and the distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2002 and 2001 have been included.  Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The financial data for the three- and six-month periods ended June 30, 2002 included herein have been subjected to a limited review by KPMG LLP, the registrant’s independent accountants.  The accompanying review report of independent accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent accountant’s liability under Section 11 does not extend to it.  The trust’s financial statements for the year ended December 31, 2001 were audited by other independent accountants.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Bank of America, N.A., as Trustee
for the Hugoton Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of June 30, 2002 and the related condensed statements of distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2002.  These condensed financial statements are the responsibility of the trustee.

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

The accompanying condensed financial statements are prepared on a modified cash basis as described in Note 1 which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with the basis of accounting described in Note 1.

KPMG LLP

Dallas, Texas

August 5, 2002

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	June 30, 2002	December 31, 2001
	(Unaudited)

ASSETS

Cash and short-term investments	$3,011,400	$1,781,800

Net profits interests in oil and gas properties - net	210,792,482	215,346,192

	$213,803,882	$217,127,992

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$3,011,400	$1,781,800

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	210,792,482	215,346,192

	$213,803,882	$217,127,992

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001

Net profits income	$5,560,186	$21,720,948	$12,972,606	$55,404,820

Interest income	2,352	53,998	6,079	104,321

Total income	5,562,538	21,774,946	12,978,685	55,509,141

Administration expense	227,898	43,306	291,405	123,021

Distributable income	$5,334,640	$21,731,640	$12,687,280	$55,386,120

Distributable income per unit (40,000,000 units)	$0.133366	$0.543291	$0.317182	$1.384653

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001

Trust corpus, beginning of period	$212,736,627	$222,760,307	$215,346,192	$226,081,443

Amortization of net profits interests	(1,944,145)	(2,577,103)	(4,553,710)	(5,898,239)

Distributable income	5,334,640	21,731,640	12,687,280	55,386,120

Distributions declared	(5,334,640)	(21,731,640)	(12,687,280)	(55,386,120)

Trust corpus, end of period	$210,792,482	$220,183,204	$210,792,482	$220,183,204

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

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the trust.  Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus.  Accumulated amortization was $36,274,469 as of June 30, 2002 and $31,720,759 as of December 31, 2001.

2.             Development Costs

Cumulative actual development costs exceeded the amount deducted in the calculation of net profits income by $4.8 million as of December 31, 2001 and by $200,000 at March 31, 2002.  In calculating net profits income, XTO Energy deducted budgeted development costs of $5.8 million for the quarter and $11.6 million for the six months ended June 30, 2002.  After considering actual development costs of $4.4 million for the quarter and $5.6 million for the six-month period, cumulative actual development costs were $1.2 million less than the amount deducted as of June 30, 2002.  As of the July 2002 distribution, cumulative actual development costs were $1 million less than the amount deducted.  XTO Energy has advised the trustee that it will continue to deduct development costs at a rate of $1.9 million per month through the remainder of 2002 based on the estimated development budget for 2002 and drilling to date.

3.             Litigation

XTO Energy is a defendant in two separate lawsuits that could, if adversely determined, decrease future trust distributable income.  Any damages relating to production prior to December 1, 1998, the creation date of the trust, will be borne by XTO Energy.

On April 3, 1998, a class action lawsuit, Booth, et al. v. Cross Timbers Oil Company, was filed in the District Court of Dewey County, Oklahoma by royalty owners of natural gas wells in Oklahoma.  The plaintiffs allege that since 1991, XTO Energy, formerly known as Cross Timbers Oil Company, has underpaid royalty owners as a result of reducing royalties for improper charges for production, marketing, gathering, processing and transportation costs and selling natural gas through affiliated companies at prices less favorable than those paid by third parties.  No class has been certified.  The court has ordered that the parties enter mediation, which is expected to occur in 2002.  XTO Energy believes that it has strong defenses to this lawsuit and intends to vigorously defend its position.  However, if XTO Energy ultimately makes any payments, the trust will bear its 80% share of such payments related to production from the underlying properties for periods since December 1, 1998.  Additionally, if a judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds.  The amount of any potential settlement related to the trust and reduction in net proceeds, in XTO Energy management’s opinion, is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.

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

Distributable Income

Quarter

For the quarter ended June 30, 2002 net profits income was $5,560,186, as compared to $21,720,948 for second quarter 2001.  This 74% decline in net profits income is primarily the result of lower gas prices.  See “Net Profits Income” below.

After adding interest income of $2,352 and deducting administration expense of $227,898, distributable income for the quarter ended June 30, 2002 was $5,334,640, or $0.133366 per unit of beneficial interest.  Administration expense increased $184,592 from the prior year quarter, while interest income decreased $51,646.  The significant increase in administration expense for the quarter was primarily because of increased stock exchange listing fees and the timing of expenditures.  Decreased interest income over these periods was primarily because of the decline in net profits income and interest rates.  For second quarter 2001, distributable income was $21,731,640, or $0.543291 per unit.  Distributions to unitholders for the quarter ended June 30, 2002 were:

Record Date

	Payment Date	Distribution per Unit

April 30, 2002	May 14, 2002	$0.017948
May 31, 2002	June 14, 2002	0.040133
June 28, 2002	July 15, 2002	0.075285

		$0.133366

Six Months

For the six months ended June 30, 2002, net profits income was $12,972,606, compared with $55,404,820 for the same 2001 period.  This 77% decrease in net profits income is primarily the result of lower gas prices.

After adding interest income of $6,079 and deducting administration expense of $291,405, distributable income for the six months ended June 30, 2002 was $12,687,280, or $0.317182 per unit of beneficial interest.  Administration expense for the first six months of 2002 was significantly higher than in the first half of 2001 because of increased stock exchange listing fees and the timing of expenditures.  Interest income decreased over these periods primarily because of the decrease in net profits income and interest rates.  For the six months ended June 30, 2001, distributable income was $55,386,120, or $1.384653 per unit.

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production.  Net profits income is generally affected by three major factors:

•              oil and gas sales volumes,

•              oil and gas sales prices, and

•              costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended June 30 (a)		Increase	Six Months Ended June 30 (a)		Increase
	2002	2001	(Decrease)	2002	2001	(Decrease)

Sales Volumes
Gas (Mcf) (b)
Underlying properties	8,286,379	8,705,314	(5%)	17,313,790	17,896,066	(3%)
Average per day	93,105	97,813	(5%)	95,656	98,873	(3%)
Net profits interests	2,323,355	4,242,301	(45%)	5,441,622	9,709,417	(44%)

Oil (Bbls) (b)
Underlying properties	88,345	101,587	(13%)	178,452	197,685	(10%)
Average per day	993	1,141	(13%)	986	1,092	(10%)
Net profits interests	22,141	47,586	(53%)	56,827	103,210	(45%)

Average Sales Prices
Gas (per Mcf)	$ 2.25	$ 5.33	(58%)	$ 2.31	$ 5.84	(60%)
Oil (per Bbl)	$ 22.27	$ 28.37	(22%)	$ 20.52	$ 29.38	(30%)

Revenues
Gas sales	$ 18,606,779	$ 46,430,124	(60%)	$ 40,052,036	$ 104,455,405	(62%)
Oil sales	1,967,015	2,882,422	(32%)	3,661,450	5,807,130	(37%)

Total Revenues	20,573,794	49,312,546	(58%)	43,713,486	110,262,535	(60%)

Costs
Taxes, transportation and other	1,877,891	5,022,857	(63%)	3,568,366	10,312,101	(65%)
Production expense (c)	4,022,761	4,264,707	(6%)	8,424,334	8,676,812	(3%)
Development costs (d)	5,783,334	10,960,343	(47%)	11,566,667	18,592,276	(38%)
Overhead	1,999,575	1,913,454	5%	3,998,361	3,733,145	7%

Total Costs	13,683,561	22,161,361	(38%)	27,557,728	41,314,334	(33%)

Other Proceeds
Property sales	60,000	—	—	60,000	307,824	(81%)

Net Proceeds	6,950,233	27,151,185	(74%)	16,215,758	69,256,025	(77%)

Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$5,560,186	$21,720,948	(74%)	$12,972,606	$55,404,820	(77%)

(a)         Because of the two-month interval between time of production and receipt of net profits income by the trust, (1) oil and gas sales for the quarter ended June 30 generally represent production for the period February through April and (2) oil and gas sales for the six months ended June 30 generally represent production for the period November through April.

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

(d)         See Note 2 to Financial Statements.

The following are explanations of significant variances from second quarter 2001 to second quarter 2002 and from the first six months of 2001 to the comparable period in 2002:

Sales Volumes

Gas

Second quarter gas sales volumes decreased 5% and year-to-date volumes decreased 3% primarily because of natural production decline, and gathering line and compressor downtime in Wyoming, partially offset by increased production from new wells and workovers in Oklahoma.

Oil

Oil sales volumes were 13% lower for the second quarter and 10% lower for the six-month period because of natural production decline and timing of cash receipts, partially offset by increased production from new wells and workovers in Oklahoma.

Sales Prices

Gas

The second quarter 2002 average gas price was $2.25 per Mcf, a 58% decrease from the second quarter 2001 average gas price of $5.33. Gas prices were unusually high at the beginning of 2001 as winter demand strained already low gas supplies.  Prices subsequently declined and gas storage levels increased in 2001 because of fuel switching due to higher prices, milder weather and a weaker economy, which reduced demand for gas to generate electricity.  Although the winter of 2001-2002 was one of the warmest on record with resulting higher than average storage levels, gas prices increased slightly during second quarter 2002.  The average NYMEX gas price for May through July 2002 was $3.26 per MMBtu.  Continuing mild weather and a weak economy have further reduced demand, causing current NYMEX prices again to drop below $3.00.  At August 1, 2002, the average NYMEX futures price for the following twelve months was $3.39 per MMBtu.  Gas prices are expected to remain volatile.  Trust gas prices related to the July 2002 distribution averaged approximately $0.70 per Mcf lower than the NYMEX price.  This differential increased from the spread of approximately $0.25 per Mcf for first quarter production primarily because of lower Wyoming prices related to pipeline constraints and reduced West Coast demand.

Oil

The average oil price for the second quarter decreased 22% to $22.27 per Bbl and for the six-month period decreased 30% to $20.52.  Trust oil prices were significantly higher in the first half of  2001 as a result of global demand outpacing supply at the end of 2000 and early in 2001.  Lagging demand, resulting from a worldwide economic slowdown, caused oil prices to decline during the remainder of 2001.  OPEC members agreed to cut daily production by one million barrels in April 2001 and an additional one million barrels in September 2001 to adjust for weak demand and excess supply. The economic decline was accelerated by the terrorist attacks in the U.S. on September 11, 2001, placing additional downward pressure on oil prices.  OPEC cut an additional 1.5 million barrels per day for the first half of 2002, and in June 2002, announced it would maintain the production cut through September 2002.  Oil prices have shown some strengthening during 2002, but are expected to remain volatile.  The average NYMEX oil price for May through July 2002 was $26.52 per Bbl.  At August 1, 2002, the average NYMEX futures price for the following twelve months was $25.20.  Recent trust oil prices have averaged approximately $1.00 lower than the NYMEX price.

Costs

Taxes

Taxes, transportation and other decreased 63% for the quarter and 65% for the six-month period, generally corresponding with reduced revenues.

Production

Production expense decreased 6% for the quarter and 3% for the six-month period, primarily because of the timing of maintenance projects, billings and expenditures and decreased fuel costs related to lower gas prices.

Development

Development costs decreased 47% for the second quarter and 38% for the six-month period because of reduced drilling activity at the end of 2001.  During the first half of 2002, six wells were completed on the underlying properties, and five were pending completion at June 30.  XTO Energy plans to drill eight more wells during 2002, all in western Oklahoma.

Cumulative actual development costs exceeded the amount deducted in the calculation of net profits income by $4.8 million as of December 31, 2001 and by $200,000 at March 31, 2002.  In calculating net profits income, XTO Energy deducted budgeted development costs of $5.8 million for the quarter and $11.6 million for the six months ended June 30, 2002.  After considering actual development costs of $4.4 million for the quarter and $5.6 million for the six-month period, cumulative actual development costs were $1.2 million less than the amount deducted as of June 30, 2002.  As of the July 2002 distribution, cumulative actual development costs were $1 million less than the amount deducted.  XTO Energy has advised the trustee that it will continue to deduct development costs at a rate of $1.9 million per month through the remainder of 2002 based on the estimated development budget for 2002 and drilling to date.

Overhead

Overhead increased 5% for the quarter and 7% for the six-month period because of an increased well count, partially offset by a decreased annual rate adjustment during the second quarter based on an industry index.

Other Proceeds

Net profits income for the quarter and six months ended June 30, 2002 includes proceeds of $60,000 ($48,000 net to the trust) from the sale of a property in Major County, Oklahoma.  Net profits income for the six months ended June 30, 2001 includes proceeds of $307,824 ($246,259 net to the trust) from the sale of certain underlying properties in Sweetwater County, Wyoming.

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

PART II - OTHER INFORMATION

Items 1 through 5.    Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

Exhibit Number and Description		Page

(15)	Awareness letter of KPMG LLP	18

(99)	Item 7a. to the Annual Report on Form 10-K for Hugoton Royalty Trust filed with the Securities and Exchange Commission on March 27, 2002 (incorporated herein by reference)

(b)  Reports on Form 8-K.

On June 28, 2002, the trust filed a report on Form 8-K dated June 25, 2002, to report its appointment of KPMG LLP as the trust’s independent auditors for fiscal 2002 to replace Arthur Andersen LLP, effective with such appointment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/s/NANCY G. WILLIS
Nancy G. Willis
Assistant Vice President

XTO ENERGY INC.

Date: August 14, 2002	By	/s/LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President
and Chief Financial Officer