Form 10-Q/A
period 2002-09-30
HUGOTON ROYALTY TRUST
filed 2002-11-20
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

Outstanding as of October 1, 2002

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q/A FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

This amendment on Form 10-Q/A is being filed to revise the Certifications and Item 4 of Part I, to conform with appropriate certifications and disclosures for royalty trusts, as prescribed by the Securities and Exchange Commission.

HUGOTON ROYALTY TRUST

GLOSSARY OF TERMS

The following are definitions of significant terms used in this Form 10-Q/A:

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

Item 2.  Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the trust’s 2001 annual report, as well as the condensed financial statements and notes thereto included in this quarterly report on Form 10-Q/A.

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

Forward-Looking Statements

This Form 10-Q/A includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact included in this Form 10-Q/A, including, without limitation, statements regarding the net profits interests, underlying properties, development costs, oil and gas prices, future drilling plans and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part II, Item 7 of the trust’s annual report on Form 10-K for the year ended December 31, 2001, which is incorporated by this reference as though fully set forth herein.  Although XTO Energy and the trustee believe that the expectations reflected in such forward-looking statements are reasonable, neither XTO Energy nor the trustee can give any assurance that such expectations will prove to be correct.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the trust’s market risks, as disclosed in the trust’s Form 10-K for the year ended December 31, 2001.

Item 4.            Controls and Procedures.

Within the 90 days prior to the date of this report, the trustee carried out an evaluation of the effectiveness of the design and operation of the trust’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the trustee concluded that the trust’s disclosure controls and procedures are effective in timely alerting the trustee to material information relating to the trust required to be included in the trust’s periodic filings with the Securities and Exchange Commission. In its evaluation of disclosure controls and procedures, the trustee has relied, to the extent considered reasonable, on information provided by XTO Energy.  No significant changes in the trust’s internal controls or other factors that could affect these controls have occurred subsequent to the date of such evaluation.

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

HUGOTON ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	Nancy G. Willis
Nancy G. Willis
Assistant Vice President

XTO ENERGY INC.

Date: November 20, 2002	By	Louis G. Baldwin
Louis G. Baldwin
Executive Vice President
and Chief Financial Officer

CERTIFICATIONS

I, Nancy G. Willis, certify that:

1.               I have reviewed this quarterly report on Form 10-Q/A of Hugoton Royalty Trust, for which Bank of America, N.A. acts as Trustee;

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

4.               I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), or for causing such procedures to be established and maintained, for the registrant and I have:

                        a)     designed such disclosure controls and procedures, or caused such controls and procedures to be designed, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

In giving the certifications in paragraphs 4, 5 and 6 above, I have relied to the extent I consider reasonable on information provided to me by XTO Energy Inc.

Date: November 20, 2002	By	Nancy G. Willis
Nancy G. Willis
Assistant Vice President
Bank of America, N.A.