Form 10-K
period 2002-12-31
HUGOTON ROYALTY TRUST
filed 2003-03-31
CIK 862022

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002	Commission file number 1-10476

Hugoton Royalty Trust
(Exact name of registrant as specified in the Hugoton Royalty Trust Indenture)

Texas	58-6379215
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Bank of America, N.A.	75283-0650
Trustee	(Zip Code)
P.O. Box 830650
Dallas, Texas
(Address of principal executive offices)

Registrant's telephone number including area code: (877) 228-5083

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes    [X]    No.    [  ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [  ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes    [X]    No    [  ]

        The aggregate market value of the units of beneficial interest of the trust, based on the closing price on the New York Stock Exchange as of June 28, 2002 (the last business day of its most recently completed second fiscal quarter), held by non-affiliates of the registrant on that date was approximately $194 million.

        At March 3, 2003, there were 40,000,000 units of beneficial interest of the trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Listed below is the only document parts of which are incorporated herein by reference and the parts of this report into which the document is incorporated:

2002 Annual Report to Unitholders—Part II

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

        The trust's internet web site is www.hugotontrust.com. As of March 31, 2003, we make available free of charge, through our web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are accessible through our internet web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

        Effective December 1, 1998, XTO Energy (formerly known as Cross Timbers Oil Company) conveyed to the trust 80% net profits interests in certain predominantly natural gas producing working interest properties in Kansas, Oklahoma and Wyoming under three separate conveyances. In exchange for these net profits interest conveyances to the trust, 40 million units of beneficial interest were issued to XTO Energy. In April and May 1999, XTO Energy sold a total of 17 million units in the trust's initial public offering. In 1999 and 2000, XTO Energy also sold 1.3 million trust units to certain of its officers. The trust did not receive any proceeds from these sales of trust units. As of March 3, 2003, XTO Energy owned 21,705,893 units in the trust. Units are listed and traded on the New York Stock Exchange under the symbol "HGT."

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

        Subtracting—

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

        Approximately 91% of the net profits income received by the trust during 2002, as well as 94% of the estimated proved reserves of the net profits interests at December 31, 2002 (based on estimated future net cash flows using year-end oil and gas prices), is attributable to natural gas. There has historically been a greater demand for gas during the winter months than the rest of the year. Otherwise, trust income generally is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The trust conducts no research activities.

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

  Hugoton Area

        Natural gas was discovered in the Hugoton area in 1922. With an estimated five million productive acres covering parts of Texas, Oklahoma and Kansas, the Hugoton area is the largest natural gas producing area in North America. More than 64 trillion cubic feet of natural gas have been produced from the Hugoton area. During 2002, sales volumes from the underlying properties in the Hugoton area averaged approximately 28,500 Mcf of gas per day and 77 Bbls of oil per day.

        Most of the production from the underlying properties in the Hugoton area is from the Chase formation, at depths of 2,700 to 2,900 feet. XTO Energy has informed the trustee that it plans to develop other formations that underlie the 79,500 net acres held by production by the Chase formation wells, including the Council Grove between 2,950 and 3,400 feet, the Morrow between 6,000 and 6,300 feet, the Chester between 6,350 and 6,700 feet and the St. Louis between 7,500 and 8,000 feet. XTO Energy has participated in 3-D seismic shoots covering 30,000 acres of XTO Energy's net acreage position beneath the Chase formation. Test wells were drilled to delineate the Council Grove formation in 1999, 2000 and 2001.

        During 2002, development of the Hugoton area included four successful recompletions to the Towanda formation. XTO Energy also continued its restimulation program in the Chase intervals, completing 33 of these restimulations in 2002. During 2003, XTO Energy plans to perform 35 Chase restimulations.

        XTO Energy's future development plans for the underlying properties in the Hugoton area include:

  •
  additional compression to lower line pressures,

  •
  pumping unit installations,

  •
  opening new producing zones in existing wells,

  •
  drilling additional wells,

  •
  drilling deeper in existing wells to new producing zones, and

  •
  restimulating producing intervals in existing wells utilizing new technology.

        XTO Energy delivers most of its Hugoton gas production to a gathering and processing system operated by a subsidiary. This system collects approximately 75% of its throughput from underlying properties, which, in recent months, has been approximately 22,500 Mcf per day from 270 wells. The gathering subsidiary purchases the gas from XTO Energy at the wellhead, gathers and transports the gas to its plant, and treats and processes the gas at the plant. The gathering subsidiary pays XTO Energy for wellhead volumes at a price of 80% to 85% of the residue price received upon sale to XTO Energy's marketing affiliate. Under long-term contracts, the gathering subsidiary sells residue volumes to XTO Energy's marketing affiliate at a price equal to a published index and is reduced by any pipeline access fees incurred by the marketing affiliate, but is not reduced by any marketing fees. Pipeline access fees currently are approximately $0.015 per MMBtu.

        Other Hugoton gas production is delivered under a third party contract. Under the contract, XTO Energy receives 74.5% of the net proceeds received from the sale of the residue gas and liquids.

  Anadarko Basin

        Oil and gas were discovered in the Anadarko Basin of western Oklahoma in 1945. Daily sales volumes from the underlying properties in the Anadarko Basin averaged 42,100 Mcf and 845 Bbls in 2002. XTO Energy is one of the largest producers in the Ringwood, Northwest Okeene and Cheyenne Valley fields in Major County, the principal producing region of the underlying properties in the Anadarko Basin.

        The fields in the Major County area are characterized by oil and gas production from a variety of structural and stratigraphic traps. Productive zones range from 6,500 to 9,400 feet and include the Oswego, Red Fork, Inola, Chester, Manning, Mississippian, Hunton and Arbuckle formations.

        In Major and Woodward counties, the Mississippian (Osage), Chester and Red Fork formations were the primary drilling targets in 2002. In Major County, XTO Energy successfully drilled seven gross (4.9 net) wells. XTO Energy plans to drill up to six wells and perform up to 11 workovers in Major County during the next year. In Woodward County, the Chester formation, with its four separate producing intervals, was the primary target for ten gross (8.0 net) wells successfully drilled and completed during 2002. During 2003, XTO Energy plans to drill up to 12 gross (11.5 net) wells and perform up to five workovers in Woodward County.

        XTO Energy plans to further develop the underlying properties in the Major County area primarily through:

  •
  mechanical stimulation of existing wells,

  •
  installing artificial lift,

  •
  opening new producing zones in existing wells,

  •
  deepening existing wells to new producing zones, and

  •
  drilling additional wells.

        A gathering subsidiary of XTO Energy operates a 300-mile gathering system and pipeline in the Major County area. The gathering subsidiary and a third-party processor purchase natural gas produced at the wellhead from XTO Energy and other producers in the area under various agreements including life-of-production contracts. The gathering subsidiary gathers and transports the gas to a third-party processor, which processes the gas and pays XTO Energy and other producers for at least 50% of the liquids processed. After the gas is processed, the gathering subsidiary transports the gas via a residue pipeline to a connection with an interstate pipeline. The gathering subsidiary sells the residue gas to the marketing subsidiary of XTO Energy based upon the average price of several published indices. The gathering subsidiary pays this price to XTO Energy less a compression and gathering fee of approximately $0.31 per Mcf of residue gas. This gathering fee was previously approved by the Federal Energy Regulatory Commission when the gathering subsidiary was regulated. During 2002, the gathering system collected approximately 19,500 Mcf per day from over 400 wells, 70% of which XTO Energy operates. Estimated capacity of the gathering system is 40,000 Mcf per day. The gathering subsidiary also provides contract operating services to properties in Woodward County, collecting approximately 8,300 Mcf per day from 61 wells, for a historical average fee of approximately $0.12 per Mcf.

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

        In 2002, daily sales volumes from the underlying properties in the Fontenelle Field averaged 23,400 Mcf of natural gas and 46 Bbls of oil. XTO Energy has informed the trustee that its development activities in the Fontenelle Field were delayed for the better part of 2002 due to the pipeline limitations and price volatility. XTO Energy plans to perform up to five workovers and may drill up to five wells in the Green River Basin during 2003.

        Potential development activities for the underlying properties in this area include:

  •
  installing artificial lift,

  •
  restimulating producing intervals utilizing new technology,

  •
  additional compression to lower line pressures,

  •
  opening new producing zones in existing wells,

  •
  deepening existing wells to new producing zones, and

  •
  drilling additional wells.

        XTO Energy markets the gas produced from the Fontenelle Unit and nearby properties under three different marketing arrangements. Under the agreement covering 70% of the gas sold, XTO Energy compresses the gas on the lease, transports it off the lease and compresses the gas again prior to entry into the gas plant pipeline. The pipeline transports the gas 35 miles to the gas plant, where the gas is processed, then redelivered to XTO Energy and sold to XTO Energy's marketing subsidiary. The owner of the gas plant and related pipeline charges XTO Energy for operational fuel and processing. In 2002, the fuel charge was 0.025% of the volumes produced and the processing fee was $0.051 per MMBtu. The marketing subsidiary then sells the residue gas to third parties based upon a spot sales price and pays the net sales proceeds to XTO Energy. The marketing subsidiary does not receive a marketing fee. The gas not sold under the above arrangement is sold either under a similar arrangement where the fee is $0.148 per MMBtu, or under a contract where XTO Energy directly sells the gas to a third party on the lease at an adjusted index price. Condensate is sold at the lease to an independent third party at market rates.

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

        The underlying properties are interests in developed properties located primarily in gas producing regions of Kansas, Oklahoma and Wyoming. The following is a summary of the approximate producing acreage of the underlying properties at December 31, 2002. Undeveloped acreage is not significant.

	Gross	Net
Hugoton Area	216,790	199,590
Anadarko Basin	152,042	113,946
Green River Basin	39,155	26,899

Total	407,987	340,435

        The following is a summary of the producing wells on the underlying properties as of December 31, 2002:

	Operated Wells		Nonoperated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Gas	1,088	989.5	270	62.8	1,358	1,052.3
Oil	126	113.7	7	1.7	133	115.4

Total	1,214	1,103.2	277	64.5	1,491	1,167.7

        The following is a summary of the number of wells drilled on the underlying properties during the years indicated. Unless otherwise indicated, all wells drilled are developmental. There were two gross (0.7 net) wells in process of drilling at December 31, 2002.

	2002		2001		2000
	Gross	Net	Gross	Net	Gross	Net
Completed gas wells (a)	24	15.4	46	34.1	40	31.0
Completed oil wells (b)	—	—	—	—	1	0.1

Total	24	15.4	46	34.1	41	31.1

(a)
Included in completed gas wells are wells drilled on nonoperated interests totaling 6 gross (0.48 net) in 2002, 6 gross (1.3 net) in 2001 and ten gross (1.7 net) in 2000.

(b)
Completed oil wells were drilled on nonoperated interests.

Oil and Gas Production

        Trust production is recognized in the period net profits income is received, which is the month following receipt by XTO Energy, and generally two months after the time of production. Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for the three years ended December 31, 2002 were as follows:

	2002	2001	2000
Production
Underlying Properties
Gas—Sales (Mcf)	34,315,145	36,597,937	36,842,156
Average per day (Mcf)	94,014	100,268	100,662
Oil—Sales (Bbls)	353,185	393,731	399,929
Average per day (Bbls)	968	1,079	1,093
Net Profits Interests
Gas—Sales (Mcf)	11,774,205	17,671,423	18,199,754
Average per day (Mcf)	32,258	48,415	49,726
Oil—Sales (Bbls)	123,142	190,722	198,677
Average per day (Bbls)	337	523	543
Average Sales Price
Gas (per Mcf)	$ 2.44	$ 4.30	$ 3.14
Oil (per Bbl)	$23.70	$27.60	$28.67

Oil and Natural Gas Reserves

  General

        Miller and Lents, Ltd., independent petroleum engineers, has estimated oil and gas reserves attributable to the underlying properties as of December 31, 2002, 2001, 2000 and 1999. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

        The standardized measure of discounted future net cash flows and changes in such discounted cash flows as presented below are prepared using assumptions required by the Financial Accounting Standards Board. These assumptions include the use of year-end prices for oil and gas and year-end costs for estimated future development and production expenditures to produce the proved reserves. Because natural gas prices are influenced by seasonal demand, use of year-end prices, as required by the Financial Accounting Standards Board, may not be the most representative in estimating future revenues or reserve data. Future net cash flows are discounted at an annual rate of 10%. No provision is included for federal income taxes since future net cash flows are not subject to taxation at the trust level.

        Year-end weighted average realized gas prices used to determine the standardized measure were $4.37 per Mcf in 2002, $2.34 per Mcf in 2001, $9.44 per Mcf in 2000 and $2.23 per Mcf in 1999. Year-end oil prices used to determine the standardized measure were based on a West Texas Intermediate crude oil posted price of $28.00 per Bbl in 2002, $16.75 per Bbl in 2001, $23.75 per Bbl in 2000 and $22.75 per Bbl in 1999.

  Proved Reserves

(in thousands)	Underlying Properties		Net Profits Interests
	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
Balance, December 31, 1999	505,369	4,271	287,921	2,411
Extensions, discoveries and other additions	29,076	132	20,605	94
Revisions of prior estimates	17,640	544	81,922	957
Property sales	(225)	(10)	(98)	(4)
Production—sales volumes	(36,842)	(400)	(18,200)	(199)

Balance, December 31, 2000	515,018	4,537	372,150	3,259
Extensions, discoveries and other additions	18,365	65	8,270	29
Revisions of prior estimates	(26,582)	(390)	(105,407)	(1,001)
Production—sales volumes	(36,598)	(394)	(17,671)	(191)

Balance, December 31, 2001	470,203	3,818	257,342	2,096
Extensions, discoveries and other additions	12,076	117	6,979	68
Revisions of prior estimates	28,582	531	46,671	561
Property sales	(45)	(2)	(21)	(1)
Production—sales volumes	(34,315)	(353)	(11,774)	(123)

Balance, December 31, 2002	476,501	4,111	299,197	2,601

        Extensions, discoveries and additions in 2000, 2001 and 2002 are primarily related to delineation of additional proved undeveloped reserves in the Anadarko Basin. Revisions of prior estimates of the proved reserves for the underlying properties in each year are primarily because of changes in the year-end gas price. Higher upward and downward revisions for the net profits interests as compared with the underlying properties in each year were caused by changes in the year-end gas price which resulted in increased gas reserves allocated to or from the trust.

  Proved Developed Reserves

(in thousands)	Underlying Properties		Net Profits Interests
	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
December 31, 1999	431,399	3,595	253,567	2,105

December 31, 2000	434,904	3,935	316,278	2,843

December 31, 2001	401,846	3,297	228,472	1,876

December 31, 2002	407,959	3,580	260,806	2,296

  Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)	December 31
	2002	2001	2000
Underlying Properties
Future cash inflows	$2,193,359	$1,177,447	$4,972,727
Future costs:
Production	566,527	389,721	831,037
Development	56,864	55,072	60,211

Future net cash flows	1,569,968	732,654	4,081,479
10% discount factor	808,082	365,760	2,141,117

Standardized measure	$761,886	$366,894	$1,940,362

Net Profits Interests
Future cash inflows	$1,378,842	$644,489	$3,593,473
Future production taxes	122,868	58,366	328,290

Future net cash flows	1,255,974	586,123	3,265,183
10% discount factor	646,465	292,608	1,712,894

Standardized measure	$609,509	$293,515	$1,552,289

  Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)
	2002	2001	2000
Underlying Properties
Standardized measure, January 1	$366,894	$1,940,362	$408,768

Revisions:
Prices and costs	387,989	(1,626,755)	1,496,302
Quantity estimates	16,136	(2,367)	(5,187)
Accretion of discount	32,022	166,273	35,746
Future development costs	(20,105)	(20,415)	(30,339)
Production rates and other	(47)	362	283

Net revisions	415,995	(1,482,902)	1,496,805
Extensions, additions and discoveries	16,467	8,524	105,929
Production	(60,151)	(129,457)	(93,786)
Development costs	22,733	30,367	22,771
Sales in place	(52)	—	(125)

Net change	394,992	(1,573,468)	1,531,594

Standardized measure, December 31	$761,886	$366,894	$1,940,362

Net Profits Interests
Standardized measure, January 1	$293,515	$1,552,289	$327,014
Extensions, discoveries and other additions	13,173	6,819	84,743
Accretion of discount	25,618	133,018	28,597
Revisions of prior estimates, changes in price and other (a)	307,178	(1,319,339)	1,168,847
Property sales	(41)	—	(100)
Net profits income	(29,934)	(79,272)	(56,812)

Standardized measure, December 31	$609,509	$293,515	$1,552,289

(a)
Significant revisions in 2002, 2001 and 2000 were caused by the changes in year-end gas prices.

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

  Other Regulation

        The Minerals Management Service of the United States Department of the Interior continues to evaluate existing methods of settling royalties on federal and Native American oil and gas leases. Seven percent of the net acres of the underlying properties, primarily located in Wyoming, involve federal leases. Although a change in the final rules could cause an increase in the federal royalties to be paid on these properties, and, correspondingly, decrease the revenue to XTO Energy and the trust, XTO Energy's management does not believe that any rule changes will have a significant detrimental effect on trust distributions.

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

        Congress has considered extending this credit beyond the December 31, 2002 expiration date, and the creation of similar new tax credits. Unless new legislation is passed, extending this credit on existing eligible production or allowing for credits on new production, there will be no further benefit on production past the year 2002.

Pricing and Sales Information

        A subsidiary of XTO Energy purchases most of XTO Energy's natural gas production at the monthly published index price, then sells the gas to third parties for the best available price. Any marketing gains or losses are not included in trust net proceeds. Oil production is generally marketed at the wellhead to third parties at the best available price. XTO Energy arranges for some of its natural gas to be processed by unaffiliated third parties and markets the natural gas liquids. The natural gas attributable to the underlying properties is marketed under contracts existing at trust inception. Contracts covering production from the Ringwood area of the Major County area are generally for the life of the lease, and the contract for the majority of production from the Hugoton area expires in 2004. If new contracts are entered with unaffiliated third parties, the proceeds from sales under those new contracts will be included in gross proceeds from the underlying properties. If new contracts are entered with XTO Energy's marketing subsidiary, it may charge XTO Energy a fee that may not exceed 2% of the sales price of the oil and natural gas received from unaffiliated parties. The sales price is net of any deductions for transportation from the wellhead to the unaffiliated parties and any gravity or quality adjustments.

Item 3.    Legal Proceedings

        On April 3, 1998, a class action lawsuit, Booth, et al. v. Cross Timbers Oil Company, was filed in the District Court of Dewey County, Oklahoma by royalty owners of natural gas wells in Oklahoma. The plaintiffs allege that since 1991, XTO Energy, formerly known as Cross Timbers Oil Company, has underpaid royalty owners as a result of reducing royalties for improper charges for production, marketing, gathering, processing and transportation costs and selling natural gas through affiliated companies at prices less favorable than those paid by third parties. The parties have entered into a settlement agreement under which the trust's portion of the settlement will be approximately $850,000, or 2.1 cents per unit. This amount reflects the trust's 80% share of the settlement relating to production from the underlying properties for periods since December 1, 1998. The court has tentatively approved the settlement, subject to a fairness hearing in April 2003 and approval of the court. Assuming that no appeal is filed, and based on XTO Energy's anticipated settlement payment date of July 2003, this amount will reduce the trust's August 2003 distribution, which is paid to unitholders in September. The effect of the settlement on future distributions for other months will not be significant.

        A second lawsuit, United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the United States District Court for the Western District of Oklahoma. This action alleges that XTO Energy underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans in amounts in excess of 20% as a result of mismeasuring the volume of natural gas and wrongfully analyzing its heating content during at least the past ten years. The suit, which was brought under the qui tam provisions of the U.S. False Claims Act, seeks treble damages for the unpaid royalties (with interest), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for XTO Energy to cease the allegedly improper measuring practices. The cases against XTO Energy and other defendants have been consolidated in the United States District Court for Wyoming. While XTO Energy is unable to predict the outcome of this case or estimate the amount of any possible loss, it has informed the trustee that it believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action. However, an order to change measuring practices or a related settlement could adversely affect the trust by reducing net proceeds in the future by an amount that is presently not determinable, but, in XTO Energy management's opinion, is not currently expected to be material to the trust's annual distributable income, financial position or liquidity.

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

        No matters were submitted to a vote of unitholders during 2002.

PART II

Item 5.    Market for Units of the Trust and Related Security Holder Matters

        The section entitled "Units of Beneficial Interest" on page 1 of the trust's Annual Report to unitholders for the year ended December 31, 2002 is incorporated herein by reference.

Item 6.    Selected Financial Data

	Year Ended December 31
	2002	2001	2000	1999
Net Profits Income	$29,934,195	$79,272,395	$56,812,141	$33,139,662
Distributable Income	29,572,360	79,131,040	56,712,080	33,090,049
Distributable Income per Unit	0.739309	1.978276	1.417802	0.827253
Distributions per Unit	0.739309	1.978276	1.417802	0.827253
Total Assets at Year-End	208,721,083	217,127,992	232,057,603	237,980,449

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The "Trustee's Discussion and Analysis" of financial condition and results of operations for the three-year period ended December 31, 2002 on pages 5 and 6 of the trust's Annual Report to unitholders for the year ended December 31, 2002 is incorporated herein by reference.

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

Contractual Obligations and Commitments

        The trust had no obligations and commitments to make future contractual payments as of December 31, 2002, other than the December distribution payable to unitholders in January 2003, as reflected in the statement of assets, liabilities and trust corpus. The trust has not guaranteed the debt of any other party, nor does the trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt. Additionally, the trust has no off balance sheet financing arrangements.

Related Party Transactions

        The underlying properties from which the net profits interests were carved are currently owned by XTO Energy, which operates approximately 94% of the underlying properties. In computing net proceeds, XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses on the underlying properties it operates. As of December 31, 2002, the monthly overhead charge was approximately $720,000 ($576,000 net to the trust) and is subject to annual adjustment based on an oil and gas industry index. As of March 3, 2003, XTO Energy owned 21,705,893, or 54.3%, of the 40,000,000 outstanding units.

        XTO Energy sells a significant portion of natural gas production from the underlying properties to certain of XTO Energy's wholly owned subsidiaries under contracts in existence when the trust was created, generally at amounts approximating monthly published market prices. For further information regarding natural gas sales from the underlying properties to affiliates of XTO Energy, see Item 2, Properties, and Note 6 to Financial Statements in the trust's Annual Report to unitholders for the year ended December 31, 2002. Total gas sales from the underlying properties to XTO Energy's wholly owned subsidiaries were $59.1 million for the year ended December 31, 2002, or 71% of total gas sales, $128.5 million for the year ended December 31, 2001, or 82% of total gas sales and $89.0 million for the year ended December 31, 2000, or 77% of total gas sales.

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

        For further information regarding the trust's basis of accounting, see Note 2 to Financial Statements in the trust's Annual Report to unitholders for the year ended December 31, 2002.

        All amounts included in the trust's financial statements are based on cash amounts received or disbursed, or on the carrying value of the net profits interests, which was derived from the historical cost of the interests at the date of their transfer from XTO Energy, less accumulated amortization to date. Accordingly, there are no fair value estimates included in the financial statements based on either exchange or non-exchange trade values.

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

Forward-Looking Statements

        Certain information included in this annual report and other materials filed, or to be filed, by the trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the trust operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, development activities, maintenance projects, development, production and other costs, oil and gas prices, pricing differentials, proved reserves, production levels, litigation, regulatory matters and competition. Such forward-looking statements are based on XTO Energy's current plans, expectations, assumptions, projections and estimates and are identified by words such as "expects," "intends," "plans," "projects," "anticipates," "predicts," "believes," "goals," "estimates," "should," "could", and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. Some of the risk factors that could cause actual results to differ materially are discussed below.

        Oil and Gas Price Fluctuations.    The trust's monthly cash distributions are highly dependent upon the prices realized from the sale of gas and, to a lesser extent, oil. Oil and gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the trust and XTO Energy. Factors that contribute to price fluctuations include instability in oil-producing regions, worldwide economic conditions, weather conditions, the supply and price of foreign oil and gas, consumer demand, and the price and availability of alternative fuels. Moreover, government regulations, such as regulation of natural gas transportation and price controls, can affect product prices in the long term. Lower oil and gas prices may reduce the amount of oil and gas that is economic to produce and will reduce net profits available to the trust. The volatility of energy prices reduces the predictability of future cash distributions to trust unitholders.

        Increased Production and Development Costs.    Production and development costs are deducted in the calculation of the trust's share of net proceeds. Accordingly, higher or lower production and development costs, without concurrent increases in revenue, will directly decrease or increase the amount received by the trust for its net profits interests. If development and production costs in a particular state exceed the production proceeds from the properties, the trust will not receive net proceeds for those properties until future proceeds from production in that state exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs.

        Reserve Estimates.    Estimating reserves is inherently uncertain. Petroleum engineers consider many factors and make assumptions in estimating reserves and future net cash flows. Lower oil and gas prices generally cause lower estimates of proved reserves. Ultimately, actual production, revenues and expenditures for the underlying properties will vary from estimates and those variations could be material. The trust's reserve quantities are based on estimates of reserves for the underlying properties. The method of allocating a portion of those reserves to the trust is complicated because the trust holds an interest in net profits and does not own a specific percentage of the oil and gas reserves.

        Operating Risks.    The occurrence of drilling, production or transportation accidents at any of the underlying properties will reduce trust distributions by the amount of uninsured costs. These accidents may result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. Any uninsured costs would be deducted as production costs in calculating net proceeds payable to the trust.

        Trust's Assets are Depleting Assets.    The net proceeds payable to the trust are derived from the sale of depleting assets. Accordingly, the portion of the distributions to trust unitholders attributable to depletion may be considered a return of capital. The reduction in proved reserve quantities is a common measure of the depletion. Future maintenance and development projects on the underlying properties will affect the quantity of proved reserves. The timing and size of these projects will depend on the market prices of oil and gas. If operators of the properties do not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently expected by XTO Energy.

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

Item 8.    Financial Statements and Supplementary Data

        The financial statements of the trust and the notes thereto, together with the related reports of KPMG LLP dated March 14, 2003 and Arthur Andersen LLP dated March 19, 2002, appearing on pages 8 through 12 of the trust's Annual Report to unitholders for the year ended December 31, 2002 are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On June 25, 2002, the trustee appointed KPMG LLP as independent auditors for fiscal year 2002 to replace Arthur Andersen LLP, effective with such appointment. Information regarding this change in independent auditors is included in the trust's current report on Form 8-K dated June 25, 2002.

        There have been no other changes in accountants and there have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended December 31, 2002.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The trust has no directors or executive officers. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

        Section 16(a) of the Securities Exchange Act of 1934 requires that beneficial owners of more than 10% of the registrant's equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. Copies of the reports must be provided to the trust. To the trustee's knowledge, based solely on the information furnished to the trust, the trust is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the trust units of beneficial interest during and for the year ended December 31, 2002. The trust has determined that Mr. Bob R. Simpson, Chairman and Chief Executive Officer of XTO Energy Inc., had four late filings with respect to one transaction in trust units during 1999. The transaction occurred prior to the date the Securities and Exchange Commission took the position that officers and directors of XTO Energy may be subject to the filing requirements of Section 16(a) with respect to transactions in trust units. The transaction has now been reported.

Item 11.    Executive Compensation

        The trustee received the following annual compensation from 2000 through 2002 as specified in the trust indenture:

Name and Principal Position	Year	Other Annual Compensation (1)
Bank of America, N.A., Trustee	2002	$35,000
	2001	35,000
	2000	35,000

(1)
Under the trust indenture, the trustee is entitled to an annual administrative fee, paid in equal monthly installments. Such fee can be adjusted annually based on an oil and gas industry index. Upon termination of the trust, the trustee is entitled to a termination fee of $15,000.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The trust has no equity compensation plans.

        (a)  Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 3, 2003 information with respect to each person known to the trustee to beneficially own more than 5% of the outstanding units of the trust:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
XTO Energy Inc.	21,705,893 units (1)	54.3%
810 Houston Street, Suite 2000 Fort Worth, Texas 76102

(1)
XTO Energy has the sole power to vote and dispose of these units.

        (b)  Security Ownership of Management. The trust has no directors or executive officers. As of February 28, 2003, Bank of America, N.A. owned, in various fiduciary capacities, 98,300 units with a shared right to vote 35,300 of these units and no right to vote 63,000 of these units. Bank of America, N.A.

disclaims any beneficial interests in these units. The number of units reflected in this paragraph includes units held by all branches of Bank of America, N.A.

        (c)  Changes in Control. The trustee knows of no arrangements which may subsequently result in a change in control of the trust.

Item 13.    Certain Relationships and Related Transactions

        In computing net profits income paid to the trust for the net profits interests, XTO Energy deducts an overhead charge for reimbursement of administrative expenses of operating the underlying properties. This charge at December 31, 2002 was approximately $720,000 per month, or $8,640,000 annually (net to the trust of $576,000 per month or $6,912,000 annually), and is subject to annual adjustment based on an oil and gas industry index as defined in the trust agreement.

        XTO Energy sells a significant portion of natural gas production from the underlying properties to certain of its wholly owned subsidiaries under contracts in existence when the trust was created, generally at amounts approximating monthly published prices. For further information, see "Hugoton Area," "Anadarko Basin," "Green River Basin" and "Pricing and Sales Information," of Item 2.

Item 14.    Controls and Procedures

        Within the 90 days prior to the date of this report, the trustee carried out an evaluation of the effectiveness of the design and operation of the trust's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the trustee concluded that the trust's disclosure controls and procedures are effective in timely alerting the trustee to material information relating to the trust required to be included in the trust's periodic filings with the Securities and Exchange Commission. In its evaluation of disclosure controls and procedures, the trustee has relied, to the extent considered reasonable, on information provided by XTO Energy. No significant changes in the trust's internal controls or other factors that could affect these controls have occurred subsequent to the date of such evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
The following documents are filed as a part of this report:

1.
Financial Statements (incorporated by reference in Item 8 of this report)

          Independent Auditors' Reports

          Statements of Assets, Liabilities and Trust Corpus at December 31, 2002 and 2001

          Statements of Distributable Income for the years ended December 31, 2002, 2001 and 2000

          Statements of Changes in Trust Corpus for the years ended December 31, 2002, 2001 and 2000

          Notes to Financial Statements

  2.
  Financial Statement Schedules

              Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

  3.
  Exhibits

(4)	(a)	Hugoton Royalty Trust Indenture by and between NationsBank, N.A. (now Bank of America, N.A.), as trustee, and Cross Timbers Oil Company (predecessor of XTO Energy Inc.) heretofore filed as Exhibit 4.1 to the trust's Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on December 4, 1998, is incorporated herein by reference.
(b)
Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80%—Kansas) as amended and restated from Cross Timbers Oil Company (predecessor of XTO Energy Inc.) to NationsBank, N.A. (now Bank of America, N.A.), as trustee, dated December 1, 1998, heretofore filed as Exhibit 10.1.1 to the trust's Registration
Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference.
(c)
Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80%—Oklahoma) as amended and restated from Cross Timbers Oil Company (predecessor of XTO Energy Inc.) to NationsBank, N.A. (now Bank of America, N.A.), as trustee, dated December 1, 1998, heretofore filed as Exhibit 10.1.2 to the trust's Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference.
(d)
Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80%—Wyoming) as amended and restated from Cross Timbers Oil Company (predecessor of XTO Energy Inc.) to NationsBank, N.A. (now Bank of America, N.A.), as trustee, dated December 1, 1998, heretofore filed as Exhibit 10.1.3 to the trust's Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference.
(13)		Hugoton Royalty Trust Annual Report to unitholders for the year ended December 31, 2002
(23.1)		Consent of KPMG LLP
(23.2)		Notice Regarding Consent of Arthur Andersen LLP
(23.3)		Consent of Miller and Lents, Ltd.
(99.1)		Trustee certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        Copies of the above Exhibits are available to any unitholder, at the actual cost of reproduction, upon written request to the trustee, Bank of America, N.A., P.O. Box 830650, Dallas, Texas 75283-0650.

(b)
Reports on Form 8-K

        During the last quarter of the trust's fiscal year ended December 31, 2002, there were no reports filed on Form 8-K by the trust with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST By BANK OF AMERICA, N.A., TRUSTEE
	By:	NANCY G. WILLIS Nancy G. Willis Assistant Vice President
XTO ENERGY INC.
Date: March 31, 2003	By:	LOUIS G. BALDWIN Louis G. Baldwin Executive Vice President and Chief Financial Officer

        (The trust has no directors or executive officers.)

CERTIFICATIONS

I, Nancy G. Willis, certify that:

1.
I have reviewed this annual report on Form 10-K of Hugoton Royalty Trust, for which Bank of America, N.A. acts as Trustee;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, distributable income and changes in trust corpus of the registrant as of, and for, the periods presented in this annual report;

4.
I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), or for causing such procedures to be established and maintained, for the registrant and I have:
a)
designed such disclosure controls and procedures, or caused such controls and procedures to be designed, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5.
I have disclosed, based on my most recent evaluation, to the registrant's auditors:
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves persons who have a significant role in the registrant's internal controls; and
6.
I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

In giving the certifications in paragraphs 4, 5 and 6 above, I have relied to the extent I consider reasonable on information provided to me by XTO Energy Inc.

Date: March 31, 2003	By
/s/ NANCY G. WILLIS Nancy G. Willis Assistant Vice President Bank of America, N.A.

QuickLinks

PART I
PART II
PART III
PART IV
SIGNATURES
CERTIFICATIONS