Form 10-Q
period 2003-03-31
HUGOTON ROYALTY TRUST
filed 2003-05-07
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of May 1, 2003

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

HUGOTON ROYALTY TRUST

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements should be read in conjunction with the trust’s financial statements and the notes thereto included in the trust’s Annual Report on Form 10-K.  In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at March 31, 2003 and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2003 and 2002 have been included.  Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Bank of America, N.A., as Trustee
for the Hugoton Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of March 31, 2003 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2003 and 2002.  These condensed financial statements are the responsibility of the trustee.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of December 31, 2002, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein), included in the Trust’s 2002 Annual Report on Form 10-K, and in our report dated March 14, 2003, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2002 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus included in the trust’s 2002 Annual Report on Form 10-K from which it has been derived.

KPMG LLP

Dallas, Texas
April 30, 2003

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	March 31, 2003	December 31, 2002
	(Unaudited)

ASSETS

Cash and short-term investments	$6,320,240	$3,227,840

Net profits interests in oil and gas properties - net	202,519,961	205,493,243

	$208,840,201	$208,721,083

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$6,320,240	$3,227,840

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	202,519,961	205,493,243

	$208,840,201	$208,721,083

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended March 31
	2003	2002

Net profits income	$16,412,178	$7,412,420

Interest income	5,578	3,727

Total income	16,417,756	7,416,147

Administration expense	52,196	63,507

Distributable income	$16,365,560	$7,352,640

Distributable income per unit (40,000,000 units)	$0.409139	$0.183816

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended March 31
	2003	2002

Trust corpus, beginning of period	$205,493,243	$215,346,192

Amortization of net profits interests	(2,973,282)	(2,609,565)

Distributable income	16,365,560	7,352,640

Distributions declared	(16,365,560)	(7,352,640)

Trust corpus, end of period	$202,519,961	$212,736,627

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

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the trust.  Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus.  Accumulated amortization was $44,546,990 as of March 31, 2003 and $41,573,708 as of December 31, 2002.

2.          Development Costs

The following summarizes actual development costs, the amount of development costs deducted in the calculation of net profits income and the cumulative actual development costs (over) under the amount deducted:

	Three Months Ended March 31
	2003	2002

Cumulative development costs (over) under the amount deducted - beginning of period	$3,089,563	$(4,778,880)
Actual development costs	(2,639,695)	(1,235,945)
Amount deducted	3,799,343	5,783,333
Cumulative development costs (over) under the amount deducted - end of period	$4,249,211	$(231,492)

Based on the 2003 budget, XTO Energy decreased the monthly development cost deduction from $1.9 million to $1 million beginning with the February 2003 distribution.

3.          Litigation

XTO Energy is a defendant in two separate lawsuits that could, if adversely determined, decrease future trust distributable income.  Any damages relating to production prior to December 1, 1998, the creation date of the trust, will be borne by XTO Energy.

On April 3, 1998, a class action lawsuit, Booth, et al. v. Cross Timbers Oil Company, was filed in the District Court of Dewey County, Oklahoma by royalty owners of natural gas wells in Oklahoma.  The plaintiffs allege that since 1991, XTO Energy has underpaid royalty owners as a result of reducing royalties for improper charges for production, marketing, gathering, processing and transportation costs and selling natural gas through affiliated companies at prices less favorable than those paid by third parties.  The parties have entered into a settlement agreement under which the trust’s portion of the settlement will be approximately $850,000, or 2.1 cents per unit.  This amount reflects the trust’s 80% share of the settlement relating to production from the underlying properties for periods since December 1, 1998.  The court approved this settlement in April 2003.  Assuming that no appeal is filed, and based on XTO Energy’s anticipated settlement payment date of July 2003, this amount will reduce the trust’s August 2003 distribution, which is paid to unitholders in September.  The effect of the settlement on future distributions for other months will not be significant.

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

Item 2.  Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the trust’s 2002 annual report, as well as the condensed financial statements and notes thereto included in this quarterly report on Form 10-Q.  The trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the trust’s web site at www.hugotontrust.com.

Distributable Income

For the quarter ended March 31, 2003 net profits income was $16,412,178, as compared to $7,412,420 for first quarter 2002.  Increased net profits income is primarily the result of higher oil and gas prices.  See “Net Profits Income” below.

After adding interest income of $5,578 and deducting administration expense of $52,196, distributable income for the quarter ended March 31, 2003 was $16,365,560, or $0.409139 per unit of beneficial interest.  Administration expense for the quarter decreased 18% from the prior year quarter primarily because of the timing of expenditures.  For first quarter 2002, distributable income was $7,352,640, or $0.183816 per unit.  Distributions to unitholders for the quarter ended March 31, 2003 were:

Record Date	Payment Date	Distribution per Unit

January 31, 2003	February 14, 2003	$0.110486
February 28, 2003	March 14, 2003	0.140647
March 31, 2003	April 14, 2003	0.158006

		$0.409139

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production.  Net profits income is generally affected by three major factors:

•              oil and gas sales volumes,

•              oil and gas sales prices, and

•              costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended March 31 (a)		Increase (Decrease)
	2003	2002
Sales Volumes

Gas (Mcf) (b)
Underlying properties	8,168,421	9,027,411	(10)%
Average per day	88,787	98,124	(10)%
Net profits interests	4,329,031	3,118,267	39%

Oil (Bbls) (b)
Underlying properties	86,159	90,107	(4)%
Average per day	937	979	(4)%
Net profits interests	47,447	34,686	37%

Average Sales Prices
Gas (per Mcf)	$3.80	$2.38	60%
Oil (per Bbl)	$28.76	$18.80	53%

Revenues
Gas sales	$31,039,748	$21,445,257	45%
Oil sales	2,477,575	1,694,435	46%
	33,517,323	23,139,692	45%
Costs
Taxes, transportation and other	3,261,979	1,690,475	93%
Production expense	3,999,585	4,401,573	(9)%
Development costs (c)	3,799,343	5,783,333	(34)%
Overhead	1,941,676	1,998,786	(3)%
Total Costs	13,002,583	13,874,167	(6)%

Other Proceeds
Property sales	482	—	100%

Net Proceeds	20,515,222	9,265,525	121%

Net Profits Percentage	80%	80%

Net Profits Income	$16,412,178	$7,412,420	121%

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

(c)                                See Note 2 to Financial Statements.

The following are explanations of significant variances from first quarter 2002 to 2003:

Sales Volumes

First quarter gas sales volumes decreased 10% and oil sales volumes decreased 4% primarily because of natural production decline and timing of cash receipts, partially offset by increased production from new wells and workovers.  In addition, decreased gas sales volumes were partially offset by prior period volume adjustments recorded in first quarter 2002.

Sales Prices

Gas

The first quarter 2003 average gas price was $3.80 per Mcf, a 60% increase from the first quarter 2002 average gas price of $2.38.  The winter of 2001-2002 was one of the warmest on record, resulting in higher than average gas storage levels and lower gas prices in first quarter 2002.  Prices gradually climbed in 2002 as a result of low levels of drilling activity, increased industrial demand, colder weather late in 2002 and international instability.  With colder than normal weather and seasonally low gas storage levels, gas prices have continued to rise in 2003.  The average NYMEX price for February through April 2003 was $5.92 per MMBtu.  At May 1, 2003, the average NYMEX futures price for the following twelve months was $5.35 per MMBtu.  Recent trust gas prices have averaged approximately $2.10 per MMBtu lower than the NYMEX price.

Oil

The first quarter 2003 average oil price was $28.76 per Bbl, a 53% increase from the first quarter 2002 average oil price of $18.80.  OPEC members agreed to cut daily production by 1.5 million barrels during 2002 to support oil prices affected by weak demand and excess supply.  Oil prices increased during 2002 largely because of OPEC production discipline and rising uncertainty surrounding the Middle East.  OPEC members agreed to increase daily oil production 1.5 million barrels beginning February 1, 2003, to help stabilize a volatile world market.  Oil prices have remained volatile in 2003, however, because of the war in Iraq and anticipated resumption of Iraqi oil exports.  On April 24, 2003, OPEC members tentatively agreed to reduce daily oil production by 2 million barrels beginning June 1, 2003.  The average NYMEX price for February through April 2003 was $32.38 per Bbl.  At May 1, 2003, the average NYMEX futures price for the following twelve months was $25.22 per Bbl.  Recent trust oil prices have approximated the NYMEX price.

Costs

Taxes

Taxes, transportation and other increased 93% for the first quarter primarily because of increased Kansas property taxes, the timing of Wyoming property tax disbursements and higher production taxes related to increased revenues.

Production

Production expense decreased 9% primarily because of decreased labor costs related to timing of disbursements.

Development

Development costs deducted in the calculation of net profits income are based on the 2003 budget.  These development costs decreased 34% for first quarter 2003 from the prior year quarter because of reduced drilling activity.  During the first three months of 2003, three wells were started on the underlying properties and were pending completion at March 31.  XTO Energy plans to drill approximately 23 wells during 2003.  All 2003 drilling is expected to be in western Oklahoma and southwestern Wyoming.

As of December 31, 2002, cumulative development costs deducted exceeded actual costs by $3.1 million.  In calculating net profits income for the quarter ended March 31, 2003, XTO Energy deducted budgeted development costs of $3.8 million.  After considering actual development costs of $2.6 million for the quarter, cumulative development costs deducted exceeded actual costs by $4.3 million. This excess is expected to be reduced as 2003 development activity is billed and paid.

Overhead

Overhead decreased 3% primarily because of the annual rate adjustment based on an industry index.

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding the net profits interests, underlying properties, development activities, development, production and other costs, oil and gas prices, future drilling plans and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part II, Item 7 of the trust’s Annual Report on Form 10-K for the year ended December 31, 2002, which is incorporated by this reference as though fully set forth herein.  Although XTO Energy and the trustee believe that the expectations reflected in such forward-looking statements are reasonable, neither XTO Energy nor the trustee can give any assurance that such expectations will prove to be correct.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the trust’s market risks, as disclosed in Part II, Item 7a of the trust’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On April 3, 1998, a class action lawsuit, Booth, et al. v. Cross Timbers Oil Company, was filed in the District Court of Dewey County, Oklahoma by royalty owners of natural gas wells in Oklahoma.  The plaintiffs allege that since 1991, XTO Energy has underpaid royalty owners as a result of reducing royalties for improper charges for production, marketing, gathering, processing and transportation costs and selling natural gas through affiliated companies at prices less favorable than those paid by third parties.  The parties have entered into a settlement agreement under which the trust’s portion of the settlement will be approximately $850,000, or 2.1 cents per unit.  This amount reflects the trust’s 80% share of the settlement relating to production from the underlying properties for periods since December 1, 1998.  The court approved this settlement in April 2003.  Assuming that no appeal is filed, and based on XTO Energy’s anticipated settlement payment date of July 2003, this amount will reduce the trust’s August 2003 distribution, which is paid to unitholders in September.  The effect of the settlement on future distributions for other months will not be significant.

Items 2 through 5.  Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)          Exhibits.

Exhibit Number
and Description

(15)                                    Awareness letter of KPMG LLP

(99)                                    Items 7 and 7a to the Annual Report on Form 10-K for Hugoton Royalty Trust filed with the Securities and Exchange Commission on March 31, 2003 (incorporated herein by reference)

(99.1)                           Trustee Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K.

On January 22, 2003, the trust filed a report on Form 8-K dated January 21, 2003, to report that XTO Energy’s 2003 development cost budget for the underlying properties is approximately $16 million, which will be deducted in the calculation of net profits income at a monthly rate of $1,000,000 for the February 2003 through March 2004 distributions.

On March 20, 2003, the trust filed a report on Form 8-K dated March 20, 2003, to announce XTO Energy’s settlement of the Booth lawsuit, the trust’s portion of which is approximately $850,000, or 2.1 cents per unit, and is anticipated to reduce the trust’s August 2003 distribution which will be paid to unitholders in September 2003, after court approval.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/s/ NANCY G. WILLIS
Nancy G. Willis
Assistant Vice President

XTO ENERGY INC.

Date: May 6, 2003	By	/s/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Nancy G. Willis, certify that:

1.                         I have reviewed this quarterly report on Form 10-Q of Hugoton Royalty Trust, for which Bank of America, N.A. acts as Trustee;

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

5.                         I have disclosed, based on my most recent evaluation, to the registrant’s auditors:

a)                       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                      any fraud, whether or not material, that involves persons who have a significant role in the registrant’s internal controls; and

6.                         I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

In giving the certifications in paragraphs 4, 5 and 6 above, I have relied to the extent I consider reasonable on information provided to me by XTO Energy Inc.

Date: May 6, 2003	By	/s/ NANCY G. WILLIS
Nancy G. Willis
Assistant Vice President Bank of America, N.A.