Form 10-Q
period 2003-06-30
HUGOTON ROYALTY TRUST
filed 2003-08-06
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Outstanding as of August 1, 2003
40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements should be read in conjunction with the trust’s financial statements and the notes thereto included in the trust’s Annual Report on Form 10-K.  In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at June 30, 2003 and the distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2003 and 2002 have been included.  Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Bank of America, N.A., as Trustee
for the Hugoton Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of June 30, 2003 and the related condensed statements of distributable income and changes in trust corpus for the three and six-month periods ended June 30, 2003 and 2002.  These condensed financial statements are the responsibility of the trustee.

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

KPMG LLP

Dallas, Texas

July 16, 2003

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

Cash and short-term investments	$6,787,720	$3,227,840

Net profits interests in oil and gas properties - net	199,282,415	205,493,243

	$206,070,135	$208,721,083

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$6,787,720	$3,227,840

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	199,282,415	205,493,243

	$206,070,135	$208,721,083

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Net profits income	$24,681,304	$5,560,186	$41,093,482	$12,972,606

Interest income	9,534	2,352	15,112	6,079

Total income	24,690,838	5,562,538	41,108,594	12,978,685

Administration expense	152,798	227,898	204,994	291,405

Distributable income	$24,538,040	$5,334,640	$40,903,600	$12,687,280

Distributable income per unit (40,000,000 units)	$0.613451	$0.133366	$1.022590	$0.317182

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Trust corpus, beginning of period	$202,519,961	$212,736,627	$205,493,243	$215,346,192

Amortization of net profits interests	(3,237,546)	(1,944,145)	(6,210,828)	(4,553,710)

Distributable income	24,538,040	5,334,640	40,903,600	12,687,280

Distributions declared	(24,538,040)	(5,334,640)	(40,903,600)	(12,687,280)

Trust corpus, end of period	$199,282,415	$210,792,482	$199,282,415	$210,792,482

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

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the trust.  Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus.  Accumulated amortization was $47,784,536 as of June 30, 2003 and $41,573,708 as of December 31, 2002.

2.          Development Costs

The following summarizes actual development costs, the amount of development costs deducted in the calculation of net profits income and the cumulative actual development costs (over) under the amount deducted:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Cumulative development costs (over) under the amount deducted - beginning of period	$4,249,211	$(231,492)	$3,089,563	$(4,778,880)
Actual development costs	(3,035,648)	(4,321,094)	(5,675,343)	(5,557,039)
Amount deducted	2,750,000	5,783,334	6,549,343	11,566,667
Cumulative development costs (over) under the amount deducted - end of period	$3,963,563	$1,230,748	$3,963,563	$1,230,748

Based on the 2003 budget, XTO Energy decreased the monthly development cost deduction from $1.9 million to $1 million beginning with the February 2003 distribution and further decreased the monthly development cost deduction to $750,000 beginning with the June 2003 distribution.  As of the July distribution, the cumulative development costs deducted in excess of actual development costs had decreased to $3.3 million because of increased development activity and the decreased monthly deduction.

3.          Litigation

XTO Energy is a defendant in two separate lawsuits that could, if adversely determined, decrease future trust distributable income.  Any damages relating to production prior to December 1, 1998, the creation date of the trust, will be borne by XTO Energy.

On April 3, 1998, a class action lawsuit, Booth, et al. v. Cross Timbers Oil Company, was filed in the District Court of Dewey County, Oklahoma by royalty owners of natural gas wells in Oklahoma.  The plaintiffs allege that since 1991, XTO Energy has underpaid royalty owners as a result of reducing royalties for improper charges for production, marketing, gathering, processing and transportation costs and selling natural gas through affiliated companies at prices less favorable than those paid by third parties.  The parties have agreed on a settlement that the court approved in April 2003 and was paid in July 2003.  This settlement will reduce royalty income paid to the trust in August 2003 and the distribution to be paid to unitholders in September by $832,665, or 2.1 cents per unit.  This amount reflects 80% of the portion of the settlement relating to production from the underlying properties for periods since December 1, 1998, the effective date of the trust.  The effect of the settlement on future distributions for other months will not be significant.

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

Distributable Income

Quarter

For the quarter ended June 30, 2003 net profits income was $24,681,304, as compared to $5,560,186 for second quarter 2002.  Increased net profits income is primarily the result of higher gas prices.  See “Net Profits Income” below.

After adding interest income of $9,534 and deducting administration expense of $152,798, distributable income for the quarter ended June 30, 2003 was $24,538,040, or $0.613451 per unit of beneficial interest.  Administration expense for the quarter decreased 33% from the prior year quarter primarily because of decreased stock exchange listing fees.  Increased interest income over these periods was because of the increase in net profits income.  For second quarter 2002, distributable income was $5,334,640, or $0.133366 per unit.  Distributions to unitholders for the quarter ended June 30, 2003 were:

Record Date	Payment Date	Distribution per Unit

April 30, 2003	May 14, 2003	$0.153132
May 30, 2003	June 13, 2003	0.290626
June 30, 2003	July 15, 2003	0.169693
		$0.613451

Six Months

For the six months ended June 30, 2003, net profits income was $41,093,482, compared with $12,972,606 for the same 2002 period.  This 217% increase in net profits income is primarily the result of higher gas prices.

After adding interest income of $15,112 and deducting administration expense of $204,994, distributable income for the six months ended June 30, 2003 was $40,903,600, or $1.022590 per unit of beneficial interest.  Administration expense for the first six months of 2003 was 30% lower than in the first half of 2002 primarily because of decreased stock exchange listing fees and the timing of expenditures.  Interest income increased over these periods because of the increase in net profits income.  For the six months ended June 30, 2002, distributable income was $12,687,280, or $0.317182 per unit.

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production.  Net profits income is generally affected by three major factors:

•              oil and gas sales volumes,

•              oil and gas sales prices, and

•              costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended June 30 (a)		Increase (Decrease)	Six Months Ended June 30 (a)		Increase (Decrease)

	2003	2002		2003	2002
Sales Volumes
Gas (Mcf) (b)
Underlying properties	7,741,800	8,286,379	(7)%	15,910,221	17,313,790	(8)%
Average per day	86,987	93,105	(7)%	87,902	95,656	(8)%
Net profits interests	4,713,884	2,323,355	103%	9,042,915	5,441,622	66%

Oil (Bbls) (b)
Underlying properties	84,101	88,345	(5)%	170,260	178,452	(5)%
Average per day	945	993	(5)%	941	986	(5)%
Net profits interests	51,837	22,141	134%	99,284	56,827	75%

Average Sales Prices
Gas (per Mcf)	$5.23	$2.25	132%	$4.49	$2.31	94%
Oil (per Bbl)	$32.56	$22.27	46%	$30.63	$20.52	49%

Revenues
Gas sales	$40,474,484	$18,606,779	118%	$71,514,232	$40,052,036	79%
Oil sales	2,738,011	1,967,015	39%	5,215,586	3,661,450	42%

Total Revenues	43,212,495	20,573,794	110%	76,729,818	43,713,486	76%

Costs
Taxes, transportation and other	3,522,691	1,877,891	88%	6,784,670	3,568,366	90%
Production expense	4,111,873	4,022,761	2%	8,111,458	8,424,334	(4)%
Development costs (c)	2,750,000	5,783,334	(52)%	6,549,343	11,566,667	(43)%
Overhead	1,976,301	1,999,575	(1)%	3,917,977	3,998,361	(2)%

Total Costs	12,360,865	13,683,561	(10)%	25,363,448	27,557,728	(8)%

Other Proceeds
Property sales	—	60,000	—	482	60,000	(99)%

Net Proceeds	30,851,630	6,950,233	344%	51,366,852	16,215,758	217%

Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$24,681,304	$5,560,186	344%	$41,093,482	$12,972,606	217%

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

(c)          See Note 2 to Condensed Financial Statements.

The following are explanations of significant variances from second quarter 2002 to second quarter 2003 and from the first six months of 2002 to the comparable period in 2003:

Sales Volumes

Gas

Gas sales volumes decreased 7% for the second quarter and 8% for the six-month period primarily because of natural production decline, partially offset by increased production from new wells and workovers.

Oil

Oil sales volumes decreased 5% for the second quarter and six-month period because of natural production decline, partially offset by increased production from new wells and workovers.  In addition, decreased oil sales volumes for the six-month period were because of timing of cash receipts.

Sales Prices

Gas

The second quarter 2003 average gas price was $5.23 per Mcf, a 132% increase from the second quarter 2002 average gas price of $2.25 per Mcf.  The winter of 2001-2002 was one of the warmest on record, resulting in higher than average gas storage levels and lower gas prices in the first six months of 2002.  Prices gradually climbed in 2002 as a result of low levels of drilling activity, increased industrial demand, colder weather late in 2002 and international instability.  With colder than normal weather, record low gas storage levels and continued increasing demand, gas prices have remained relatively high during the first five months of 2003.  Since May, higher than normal levels of gas have been injected into storage due to diminished demand related to higher prices.  As a result, natural gas prices have weakened recently.  Prices for the remainder of 2003 will be influenced by weather, including any hurricanes that might disrupt production in the Gulf of Mexico, revived demand due to lower prices, the pace of recovery of the domestic economy and increases in North American production.  In any case, natural gas prices are expected to remain volatile.  The second quarter 2003 gas price is primarily related to production from February through April 2003, when the average NYMEX price was $5.92.  The average NYMEX price for May through July 2003 was $5.63 per MMBtu.  At August 1, 2003, the average NYMEX futures price for the following twelve months was $5.03 per MMBtu.  Recent trust gas prices have averaged approximately $0.80 per MMBtu lower than the NYMEX price.  This differential decreased from the spread of approximately $2.10 per MMBtu related to March 2003 production.  The gas price differential for Wyoming production is expected to continue to narrow because of the completion of a pipeline expansion project in May 2003 which should increase capacity to western markets.

Oil

The second quarter 2003 average oil price was $32.56 per Bbl, a 46% increase from the second quarter 2002 average oil price of $22.27 per Bbl.  Because of lower prices, OPEC members agreed to cut daily production by 1.5 million barrels during 2002 to support oil prices affected by weak demand and excess supply.  Oil prices increased during 2002 largely because of OPEC production discipline and rising uncertainty surrounding the Middle East.  OPEC members agreed to increase daily oil production 1.5 million barrels beginning February 1, 2003, to help stabilize a volatile world market.  Oil prices have remained relatively high in 2003, however, because of the war in Iraq, slower than anticipated resumption of Iraqi oil exports and unusually low storage levels.  OPEC members agreed to reduce daily oil production by 2 million barrels beginning June 1, 2003.  At its July 31 meeting, OPEC members agreed to hold oil production steady due to market stability and adequate supply, and to reevaluate production levels in September.  The average NYMEX price for May through July 2003 was $29.79 per Bbl.  At August 1, 2003, the average NYMEX futures price for the following twelve months was $29.42 per Bbl.  Recent trust oil prices have averaged approximately $0.60 per Bbl lower than the NYMEX price.

Costs

Taxes

Taxes, transportation and other increased 88% for the quarter and 90% for the six-month period primarily because of higher production taxes related to increased revenues.

Production

Production expense increased 2% for the quarter primarily because of increased fuel costs related to higher gas prices.  The 4% decrease for the six-month period is primarily because of decreased labor costs, partially offset by increased fuel costs.

Development

Development costs deducted in the calculation of net profits income are based on the 2003 budget.  These development costs decreased 52% for the second quarter and 43% for the six-month period because of the timing of development projects.  During the first half of 2003, seven wells were started and completed on the underlying properties.  XTO Energy plans to drill approximately 23 wells during 2003.  All 2003 drilling is expected to be in western Oklahoma and southwestern Wyoming.

As of December 31, 2002, cumulative development costs deducted exceeded actual costs by $3.1 million.  In calculating net profits income, XTO Energy deducted budgeted development costs of $2.8 million for the quarter and $6.5 million for the six months ended June 30, 2003.  After considering actual development costs of $3.0 million for the quarter and $5.7 million for the six-month period, cumulative development costs deducted exceeded actual costs by $4.0 million. This excess is expected to be reduced as 2003 development activity is billed and paid.  As of the July distribution, the cumulative development costs deducted in excess of actual development costs had decreased to $3.3 million because of increased development activity and the decreased monthly deduction.  See Note 2 to Condensed Financial Statements.

Overhead

Overhead decreased 1% for the quarter and 2% for the six month period  primarily because of the annual rate adjustment based on an industry index.

Litigation Settlement

In July 2003, XTO disbursed funds in final settlement of the class action lawsuit, Booth, et al. v. Cross Timbers Oil Company.  This settlement will reduce royalty income paid to the trust in August 2003 and the distribution to be paid to unitholders in September by $832,665, or 2.1 cents per unit.  For further information regarding this lawsuit, see Note 3 to Condensed Financial Statements.

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

Item 4.            Controls and Procedures.

As of the end of the period covered by this report, the trustee carried out an evaluation of the effectiveness of the design and operation of the trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, the trustee concluded that the trust’s disclosure controls and procedures are effective in timely alerting the trustee to material information relating to the trust required to be included in the trust’s periodic filings with the Securities and Exchange Commission.  In its evaluation of disclosure controls and procedures, the trustee has relied, to the extent considered reasonable, on information provided by XTO Energy.  There has not been any change in the trust’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the trust’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings.

On April 3, 1998, a class action lawsuit, Booth, et al. v. Cross Timbers Oil Company, was filed in the District Court of Dewey County, Oklahoma by royalty owners of natural gas wells in Oklahoma.  The plaintiffs allege that since 1991, XTO Energy has underpaid royalty owners as a result of reducing royalties for improper charges for production, marketing, gathering, processing and transportation costs and selling natural gas through affiliated companies at prices less favorable than those paid by third parties.  The parties have agreed on a settlement that the court approved in April 2003 and was paid in July 2003.  This settlement will reduce royalty income paid to the trust in August 2003 and the distribution to be paid to unitholders in September by $832,665, or 2.1 cents per unit.  This amount reflects 80% of the portion of the settlement relating to production from the underlying properties for periods since December 1, 1998, the effective date of the trust.  The effect of the settlement on future distributions for other months will not be significant.

Items 2 through 5.  Not applicable.

Item 6.            Exhibits and Reports on Form 8-K.

(a)          Exhibits.

Exhibit Number
and Description

(15)	Awareness letter of KPMG LLP

(31)	Trustee Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Trustee Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99)	Items 7 and 7a to the Annual Report on Form 10-K for Hugoton Royalty Trust filed with the Securities and Exchange Commission on March 31, 2003 (incorporated herein by reference)

(b)         Reports on Form 8-K.

On May 23, 2003, the trust furnished a report on Form 8-K dated May 19, 2003, to announce its monthly cash distribution to unitholders of record on May 30, 2003.

On June 20, 2003, the trust furnished a report on Form 8-K dated June 20, 2003, to announce its monthly cash distribution to unitholders of record on June 30, 2003 and to report that XTO Energy decreased the monthly development cost deduction from $1 million to $750,000 beginning with the June 2003 distribution.

On July 22, 2003, the trust furnished a report on Form 8-K dated July 21, 2003, to announce its monthly cash distribution to unitholders of record on July 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST By BANK OF AMERICA, N.A., TRUSTEE

	By	NANCY G. WILLIS
Nancy G. Willis
Assistant Vice President

XTO ENERGY INC.

Date: August 6, 2003	By	LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President and Chief Financial Officer