Form 10-Q
period 2003-09-30
HUGOTON ROYALTY TRUST
filed 2003-10-17
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Outstanding as of October 1, 2003
40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements should be read in conjunction with the trust’s financial statements and the notes thereto included in the trust’s Annual Report on Form 10-K.  In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at September 30, 2003 and the distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2003 and 2002 have been included.  Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Bank of America, N.A., as Trustee

for the Hugoton Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of September 30, 2003 and the related condensed statements of distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2003 and 2002.  These condensed financial statements are the responsibility of the trustee.

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

KPMG LLP

Dallas, Texas

October 15, 2003

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

Cash and short-term investments	$7,354,640	$3,227,840

Net profits interests in oil and gas properties - net	196,140,835	205,493,243

	$203,495,475	$208,721,083

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$7,354,640	$3,227,840

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	196,140,835	205,493,243

	$203,495,475	$208,721,083

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002

Net profits income	$21,446,124	$8,670,968	$62,539,606	$21,643,574

Interest income	7,511	5,218	22,623	11,296

Total income	21,453,635	8,676,186	62,562,229	21,654,870

Administration expense	75,555	53,506	280,549	344,910

Distributable income	$21,378,080	$8,622,680	$62,281,680	$21,309,960

Distributable income per unit (40,000,000 units)	$0.534452	$0.215567	$1.557042	$0.532749

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002

Trust corpus, beginning of period	$199,282,415	$210,792,482	$205,493,243	$215,346,192

Amortization of net profits interests	(3,141,580)	(2,689,674)	(9,352,408)	(7,243,384)

Distributable income	21,378,080	8,622,680	62,281,680	21,309,960

Distributions declared	(21,378,080)	(8,622,680)	(62,281,680)	(21,309,960)

Trust corpus, end of period	$196,140,835	$208,102,808	$196,140,835	$208,102,808

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

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the trust.  Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus.  Accumulated amortization was $50,926,116 as of September 30, 2003 and $41,573,708 as of December 31, 2002.

2.          Development Costs

The following summarizes actual development costs, the amount of development costs deducted in the calculation of net profits income and the cumulative actual development costs (over) under the amount deducted:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Cumulative development costs (over) under the amount deducted - beginning of period	$3,963,563	$1,230,748	$3,089,563	$(4,778,880)
Actual development costs	(4,286,514)	(5,934,607)	(9,961,857)	(11,491,646)
Development costs deducted	2,250,000	5,783,333	8,799,343	17,350,000
Cumulative development costs under the amount deducted - end of period	$1,927,049	$1,079,474	$1,927,049	$1,079,474

Based on the 2003 budget, XTO Energy decreased the monthly development cost deduction from $1.9 million to $1 million beginning with the February 2003 distribution and further decreased the monthly development cost deduction to $750,000 beginning with the September 2003 distribution.

3.          Contingencies

Litigation

XTO Energy is a defendant in lawsuits related to the underlying properties that could, if adversely determined, decrease future trust distributable income attributable to production on or after December 1, 1998, the creation date of the trust.  Any damages relating to production prior to December 1, 1998 will be borne by XTO Energy.

On April 3, 1998, a class action lawsuit, Booth, et al. v. Cross Timbers Oil Company, was filed in the District Court of Dewey County, Oklahoma by royalty owners of natural gas wells in Oklahoma.  The plaintiffs alleged that since 1991, XTO Energy underpaid royalty owners as a result of reducing royalties for improper charges for production, marketing, gathering, processing and transportation costs and selling natural gas through affiliated companies at prices less favorable than those paid by third parties.  The parties agreed on a settlement that the court approved in April 2003 and was paid in July 2003.  The portion of this settlement related to the production from the underlying properties since December 1, 1998, the effective date of the trust, was $1,040,831.  The settlement reduced royalty income paid to the trust in August 2003 and the distribution paid to unitholders in September by $832,665, or 2.1 cents per unit.  The effect of the settlement on future distributions will not be significant.

On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the United States District Court for the Western District of Oklahoma.  This lawsuit alleges that XTO Energy underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans in amounts in excess of 20% as a result of mismeasuring the volume of natural gas and wrongfully analyzing its heating content during at least the past ten years.  The suit, which was brought under the qui tam provisions of the U.S. False Claims Act, seeks treble damages for the unpaid royalties (with interest), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for XTO Energy to cease the allegedly improper measuring practices.  The cases against XTO Energy and other defendants have been consolidated in the United States District Court for Wyoming.  While XTO Energy is unable to predict the outcome of this case or estimate the amount of any possible loss, it has informed the trustee that it believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action.  However, an order to change measuring practices or a related settlement could adversely affect the trust by reducing net proceeds in the future by an amount that is presently not determinable, but, in XTO Energy management’s opinion, is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.

Certain of the trust properties are involved in various other lawsuits and certain governmental proceedings arising in the ordinary course of business. XTO Energy has advised the trustee that it does not believe that the ultimate resolution of these claims will have a material effect on trust annual distributable income, financial position or liquidity.

Other

Several states have enacted legislation to require state income tax withholding from nonresident royalty owners.  After consultation with legal counsel, XTO Energy has advised the trustee that it believes the trust is not subject to these withholding requirements.  However, final regulations have not been issued.  In the event it is determined that the trust is required to withhold state taxes, distributions to the unitholders would be reduced by the required amount, subject to the unitholder’s right to file a state tax return to claim any refund due.

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

Distributable Income

Quarter

For the quarter ended September 30, 2003 net profits income was $21,446,124, as compared to $8,670,968 for third quarter 2002.  Increased net profits income is primarily the result of higher gas prices.  See “Net Profits Income” on the following page.

After adding interest income of $7,511 and deducting administration expense of $75,555, distributable income for the quarter ended September 30, 2003 was $21,378,080, or $0.534452 per unit of beneficial interest.  Administration expense for the quarter increased 41% from the prior year quarter primarily because of the timing of expenditures.  Increased interest income over these periods was because of the increase in net profits income.  For third quarter 2002, distributable income was $8,622,680, or $0.215567 per unit.  Distributions to unitholders for the quarter ended September 30, 2003 were:

Record Date	Payment Date	Distribution per Unit

July 31, 2003	August 14, 2003	$0.174509
August 29, 2003	September 15, 2003	0.176077
September 30, 2003	October 15, 2003	0.183866
		$0.534452

Nine Months

For the nine months ended September 30, 2003, net profits income was $62,539,606, compared with $21,643,574 for the same 2002 period.  This 189% increase in net profits income is primarily the result of higher gas prices.

After adding interest income of $22,623 and deducting administration expense of $280,549, distributable income for the nine months ended September 30, 2003 was $62,281,680, or $1.557042 per unit of beneficial interest.  Administration expense for the first nine months of 2003 was 19% lower than in the first nine months of 2002 primarily because of decreased stock exchange listing fees, partially offset by the timing of expenditures.  Interest income increased over these periods because of the increase in net profits income.  For the nine months ended September 30, 2002, distributable income was $21,309,960, or $0.532749 per unit.

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production.  Net profits income is generally affected by three major factors:

•              oil and gas sales volumes,

•              oil and gas sales prices, and

•              costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended September 30 (a)		Increase (Decrease)	Nine Months Ended September 30 (a)		Increase (Decrease)
	2003	2002		2003	2002
Sales Volumes
Gas (Mcf) (b)
Underlying properties	7,819,586	8,589,343	(9)%	23,729,807	25,903,133	(8)%
Average per day	84,996	93,362	(9)%	86,922	94,883	(8)%
Net profits interests	4,574,284	3,214,095	42%	13,617,199	8,655,717	57%

Oil (Bbls) (b)
Underlying properties	76,978	91,717	(16)%	247,238	270,169	(8)%
Average per day	837	997	(16)%	906	990	(8)%
Net profits interests	44,048	34,849	26%	143,332	91,676	56%

Average Sales Prices
Gas (per Mcf)	$4.82	$2.60	85%	$4.60	$2.41	91%
Oil (per Bbl)	$29.58	$25.84	14%	$30.31	$22.32	36%

Revenues
Gas sales	$37,714,470	$22,329,685	69%	$109,228,702	$62,381,721	75%
Oil sales	2,277,397	2,369,659	(4)%	7,492,983	6,031,109	24%

Total Revenues	39,991,867	24,699,344	62%	116,721,685	68,412,830	71%

Costs
Taxes, transportation and other	3,529,346	2,183,289	62%	10,314,016	5,751,655	79%
Production expense	4,544,674	3,832,095	19%	12,656,132	12,256,429	3%
Development costs (c)	2,250,000	5,783,333	(61)%	8,799,343	17,350,000	(49)%
Overhead	1,819,361	2,061,917	(12)%	5,737,338	6,060,278	(5)%
Litigation	1,040,831	—	—	1,040,831	—	—

Total Costs	13,184,212	13,860,634	(5)%	38,547,660	41,418,362	(7)%

Other Proceeds
Property sales	—	—	—	482	60,000	(99)%

Net Proceeds	26,807,655	10,838,710	147%	78,174,507	27,054,468	189%

Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$21,446,124	$8,670,968	147%	$62,539,606	$21,643,574	189%

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

(c)          See Note 2 to Condensed Financial Statements.

The following are explanations of significant variances from third quarter 2002 to third quarter 2003 and from the first nine months of 2002 to the comparable period in 2003:

Sales Volumes

Gas

Gas sales volumes decreased 9% for the third quarter and 8% for the nine-month period primarily because of natural production decline and timing of cash receipts, partially offset by increased production from new wells and workovers.  In addition, decreased gas sales volumes for the nine-month period were partially offset by prior period volume adjustments recorded in 2002.

Oil

Oil sales volumes decreased 16% for the third quarter and 8% for the nine-month period because of natural production decline and timing of cash receipts, partially offset by increased production from new wells and workovers.

Sales Prices

Gas

The third quarter 2003 average gas price increased 85% to $4.82 per Mcf and for the nine-month period increased 91% to $4.60 per Mcf.  The winter of 2001-2002 was one of the warmest on record, resulting in higher than average gas storage levels and lower gas prices in the first nine months of 2002.  Prices climbed in fourth quarter 2002 as a result of low levels of drilling activity, increased industrial demand, colder weather and international instability.  With colder than normal weather, record low gas storage levels and continued increasing demand, gas prices were relatively high during the first five months of 2003.  Since May, higher than normal levels of gas have been injected into storage due to diminished demand related to higher prices, resulting in lower natural gas prices.  Prices for the remainder of 2003 will be influenced by weather, possible revived demand due to lower prices, the pace of recovery of the domestic economy and increases in North American production.  In any case, natural gas prices are expected to remain volatile.  The third quarter 2003 gas price is primarily related to production from May through July 2003, when the average NYMEX price was $5.63.  The average NYMEX price for August and September 2003 was $4.81 per MMBtu.  At October 15, 2003, the average NYMEX futures price for the following twelve months was $5.19 per MMBtu.  Recent trust gas prices have averaged approximately $0.60 per MMBtu lower than the NYMEX price.  This differential has continued to improve because of the completion of a pipeline expansion project in May 2003 which has increased capacity to deliver Wyoming production to western markets.

Oil

The third quarter 2003 average oil price increased 14% to $29.58 per Bbl and for the nine-month period increased 36% to $30.31 per Bbl.  Because of lower prices, OPEC members agreed to cut daily production by 1.5 million barrels during 2002 to support oil prices affected by weak demand and excess supply.  Oil prices increased during 2002 largely because of OPEC production discipline and rising uncertainty surrounding the Middle East.  OPEC members agreed to increase daily oil production 1.5 million barrels beginning February 1, 2003, to help stabilize a volatile world market.  Oil prices have remained relatively high in 2003, however, because of the war in Iraq, slower than anticipated resumption of Iraqi oil exports and unusually low storage levels.  OPEC reduced daily oil production by 2 million barrels beginning June 1, 2003 and, because of the recent fall in oil prices and the concern of increasing production from non-OPEC suppliers, agreed to cut daily oil production by 900,000 barrels beginning November 1, 2003.  The average NYMEX price for August and September 2003 was $30.01 per Bbl.  At October 15, 2003, the average NYMEX futures price for the following twelve months was $29.78 per Bbl.  Recent trust oil prices have averaged approximately $0.50 per Bbl lower than the NYMEX price.

Costs

Taxes

Taxes, transportation and other increased 62% for the quarter and 79% for the nine-month period primarily because of higher production taxes related to increased revenues.

Production

Production expense increased 19% for the quarter and 3% for the nine-month period.  Increased production expense for the quarter is primarily because of increased fuel costs related to higher gas prices and timing of maintenance projects.  The nine-month period increase is primarily because of higher fuel costs.

Development

Development costs deducted in the calculation of net profits income are based on the 2003 budget.  These development costs decreased 61% for the third quarter and 49% for the nine-month period because of the timing of development projects.  During the first nine months of 2003, 12 wells were started and completed on the underlying properties.  XTO Energy plans to drill approximately 23 wells during 2003.  All 2003 drilling is expected to be in western Oklahoma and southwestern Wyoming.

As of December 31, 2002, cumulative development costs deducted exceeded actual costs by $3.1 million.  In calculating net profits income, XTO Energy deducted budgeted development costs of $2.3 million for the quarter and $8.8 million for the nine months ended September 30, 2003.  After considering actual development costs of $4.3 million for the quarter and $10.0 million for the nine-month period, cumulative development costs deducted exceeded actual costs by $1.9 million.  This excess is expected to be reduced as 2003 development activity is billed and paid.  See Note 2 to Condensed Financial Statements.

Overhead

Overhead decreased 12% for the quarter and 5% for the nine-month period because of the annual rate adjustment based on an industry index.  In addition, decreased overhead for the quarter is because of the timing of an annual Oklahoma administrative fee.

Litigation Settlement

In July 2003, XTO disbursed funds in final settlement of the class action lawsuit, Booth, et al. v. Cross Timbers Oil Company.  The portion of this settlement related to the production from the underlying properties since December 1, 1998, the effective date of the trust, was $1,040,831.  The settlement reduced royalty income paid to the trust in August 2003 and the distribution paid to unitholders in September by $832,665, or 2.1 cents per unit.  For further information regarding this lawsuit, see Note 3 to Condensed Financial Statements.

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

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings.

On April 3, 1998, a class action lawsuit, Booth, et al. v. Cross Timbers Oil Company, was filed in the District Court of Dewey County, Oklahoma by royalty owners of natural gas wells in Oklahoma.  The plaintiffs alleged that since 1991, XTO Energy underpaid royalty owners as a result of reducing royalties for improper charges for production, marketing, gathering, processing and transportation costs and selling natural gas through affiliated companies at prices less favorable than those paid by third parties.  The parties agreed on a settlement that the court approved in April 2003 and was paid in July 2003.  The portion of this settlement related to the production from the underlying properties since December 1, 1998, the effective date of the trust, was $1,040,831.  The settlement reduced royalty income paid to the trust in August 2003 and the distribution paid to unitholders in September by $832,665, or 2.1 cents per unit.  The effect of the settlement on future distributions will not be significant.

Items 2 through 5.  Not applicable.

Item 6.            Exhibits and Reports on Form 8-K.

(a)          Exhibits.

Exhibit Number and Description

(15)	Awareness letter of KPMG LLP

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 7 and 7a to the Annual Report on Form 10-K for Hugoton Royalty Trust filed with the Securities and Exchange Commission on March 31, 2003 (incorporated herein by reference)

(b)         Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter.  The trust furnished two reports on Form 8-K under Item 12 for this period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	NANCY G. WILLIS
Nancy G. Willis
Assistant Vice President

XTO ENERGY INC.

Date: October 17, 2003	By	LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President and Chief Financial Officer