Form 10-K
period 2003-12-31
HUGOTON ROYALTY TRUST
filed 2004-03-11
CIK 862022

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission file number 1-10476

Hugoton Royalty Trust
(Exact name of registrant as specified in the Hugoton Royalty Trust Indenture)

Texas	58-6379215
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Bank of America, N.A.	75283-0650
Trustee	(Zip Code)
P.O. Box 830650
Dallas, Texas
(Address of principal executive offices)

Registrant's telephone number including area code: (877) 228-5083

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes    [X]    No    [   ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes    [X]    No    [   ]

        The aggregate market value of the units of beneficial interest of the trust, based on the closing price on the New York Stock Exchange as of June 30, 2003 (the last business day of its most recently completed second fiscal quarter), held by non-affiliates of the registrant on that date was approximately $337 million.

        At March 5, 2004, there were 40,000,000 units of beneficial interest of the trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Listed below is the only document parts of which are incorporated herein by reference and the parts of this report into which the document is incorporated:

2003 Annual Report to Unitholders—Part II

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

        Effective December 1, 1998, XTO Energy (formerly known as Cross Timbers Oil Company) conveyed to the trust 80% net profits interests in certain predominantly natural gas producing working interest properties in Kansas, Oklahoma and Wyoming under three separate conveyances. In exchange for these net profits interest conveyances to the trust, 40 million units of beneficial interest were issued to XTO Energy. In April and May 1999, XTO Energy sold a total of 17 million units in the trust's initial public offering. In 1999 and 2000, XTO Energy also sold 1.3 million trust units to certain of its officers. The trust did not receive any proceeds from these sales of trust units. As of March 1, 2004, XTO Energy owned 21,705,893 units in the trust. Units are listed and traded on the New York Stock Exchange under the symbol "HGT."

        The net profits interests entitle the trust to receive 80% of the net proceeds from the sale of oil and gas from the underlying properties. Each month XTO Energy determines the amount of cash received from the sale of production and deducts property and production taxes, development and production costs and overhead.

        Net proceeds payable to the trust depend upon production quantities, sales prices of oil and gas and costs to develop and produce oil and gas in the prior month. If monthly costs exceed revenues for any of the three conveyances (one for each of the states of Kansas, Oklahoma and Wyoming), such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from other conveyances.

        The trust is not liable for any production costs or liabilities attributable to the net profits interests. If at any time the trust receives net profits income in excess of the amount due, the trust is not obligated to return such overpayment, but net profits income payable to the trust for the next month will be reduced by the overpayment, plus interest at the prime rate.

        To the extent allowed, XTO Energy is responsible for marketing its production from the underlying properties under existing sales contracts or new arrangements on the best terms reasonably obtainable in the circumstances. See Item 2., "Pricing and Sales Information."

        Net profits income received by the trust on or before the last business day of the month is related to net proceeds received by XTO Energy in the preceding month, and is generally attributable to oil and gas production two months prior. The amount to be distributed to unitholders each month by the trustee is determined by:

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

        Approximately 93% of the net profits income received by the trust during 2003, as well as 96% of the estimated proved reserves of the net profits interests at December 31, 2003 (based on estimated future net cash flows using year-end oil and gas prices), is attributable to natural gas. There has historically been a greater demand for gas during the winter months than the rest of the year. Otherwise, trust income generally is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The trust conducts no research activities.

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

Hugoton Area

        Natural gas was discovered in the Hugoton area in 1922. With an estimated five million productive acres covering parts of Texas, Oklahoma and Kansas, the Hugoton area is one of the largest natural gas producing areas in the United States. More than 64 trillion cubic feet of natural gas have been produced from the Hugoton area. During 2003, sales volumes from the underlying properties in the Hugoton area averaged approximately 27,800 Mcf of gas per day and 76 Bbls of oil per day.

        Most of the production from the underlying properties in the Hugoton area is from the Chase formation, at depths of 2,700 to 2,900 feet. XTO Energy has informed the trustee that it plans to develop other formations that underlie the 79,500 net acres held by production by the Chase formation wells, including the Council Grove between 2,950 and 3,400 feet, the Morrow between 6,000 and 6,300 feet, the Chester between 6,350 and 6,700 feet and the St. Louis between 7,500 and 8,000 feet. XTO Energy has participated in 3-D seismic shoots covering 30,000 acres of XTO Energy's net acreage position beneath the Chase formation. Test wells have been drilled to delineate the Council Grove formation.

        XTO Energy continued its restimulation program in the Chase intervals, completing 37 of these restimulations in 2003. XTO Energy has informed the trustee that it plans to perform 35 Chase restimulations during 2004. Some of the Chase restimulations involve adding perforations in a tighter interval of the formation that was previously bypassed.

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

        XTO Energy delivers most of its Hugoton gas production to a gathering and processing system operated by a subsidiary. This system collects approximately 63% of its throughput from underlying properties, which, in recent months, has been approximately 19,200 Mcf per day from 270 wells. The gathering subsidiary purchases the gas from XTO Energy at the wellhead, gathers and transports the gas to its plant, and treats and processes the gas at the plant. The gathering subsidiary pays XTO Energy for wellhead volumes at a price of 80% to 85% of the net residue price received by XTO Energy's marketing affiliate. This affiliate currently sells the residue to a pipeline at a price based on the monthly pipeline index less $0.03 per MMBtu.

        Other Hugoton gas production is sold under a third party contract. Under the contract, XTO Energy receives 74.5% of the net proceeds received from the sale of the residue gas and liquids.

Anadarko Basin

        Oil and gas were discovered in the Anadarko Basin of western Oklahoma in 1945. Daily sales volumes from the underlying properties in the Anadarko Basin averaged 37,900 Mcf and 794 Bbls in 2003. XTO Energy is one of the largest producers in the Ringwood, Northwest Okeene and Cheyenne Valley fields in Major County, the principal producing region of the underlying properties in the Anadarko Basin.

        The fields in the Major County area are characterized by oil and gas production from a variety of structural and stratigraphic traps. Productive zones range from 6,500 to 9,400 feet and include the Oswego, Red Fork, Inola, Chester, Manning, Mississippian, Hunton and Arbuckle formations.

        In Major and Woodward counties, the Mississippian (Osage), Chester and Red Fork formations were the primary drilling targets in 2003. In Major County, XTO Energy successfully drilled four gross (3.2 net) wells. XTO Energy plans to drill up to seven wells and perform up to ten workovers in Major County during 2004. In Woodward County, the Chester formation, with its four separate producing intervals, was the primary target for 12 gross (9.8 net) wells successfully drilled and completed during 2003. During 2004, XTO Energy plans to drill up to five gross (4.7 net) wells and perform up to five workovers in Woodward County.

        XTO Energy plans to further develop the underlying properties in the Major County area primarily through:

  •
  mechanical stimulation of existing wells,

  •
  installing artificial lift,

  •
  opening new producing zones in existing wells,

  •
  deepening existing wells to new producing zones, and

  •
  drilling additional wells.

        A gathering subsidiary of XTO Energy operates a 300-mile gathering system and pipeline in the Major County area. The gathering subsidiary and a third-party processor purchase natural gas produced at the wellhead from XTO Energy and other producers in the area under various agreements including life-of-production contracts. The gathering subsidiary gathers and transports the gas to a third-party processor, which processes the gas and pays XTO Energy and other producers for at least 50% of the liquids processed. After the gas is processed, the gathering subsidiary transports the gas via a residue pipeline to a connection with an interstate pipeline. The gathering subsidiary sells the residue gas to the marketing subsidiary of XTO Energy based upon the average price of several published indices. The gathering subsidiary pays this price to XTO Energy less a compression and gathering fee of approximately $0.31 per Mcf of residue gas. This gathering fee was previously approved by the Federal Energy Regulatory Commission when the gathering subsidiary was regulated. During 2003, the gathering system collected approximately 16,800 Mcf per day from over 400 wells, 70% of which XTO Energy operates. Estimated capacity of the gathering system is 35,000 Mcf per day. The gathering subsidiary also provides contract operating services to properties in Woodward County, collecting approximately 7,200 Mcf per day from 69 wells, for a historical average fee of approximately $0.12 per Mcf.

        XTO Energy also sells gas directly to its marketing subsidiary, which then sells the gas to third parties. The price paid to XTO Energy is based upon the average price of several published indices, but does not include a deduction for any marketing fees. The price paid by the marketing affiliate includes a deduction for any transportation fees charged by the third party.

Green River Basin

        The Green River Basin is located in southwestern Wyoming. Natural gas was discovered in the Fontenelle Field of the Green River Basin in the early 1970s. The producing reservoirs are the Cretaceous-aged Frontier, Baxter and Dakota sandstones at depths ranging from 7,500 to 10,000 feet.

        In 2003, daily sales volumes from the underlying properties in the Fontenelle Field averaged 20,600 Mcf of natural gas and 39 Bbls of oil. XTO successfully drilled six wells and performed 11 workovers in 2003. XTO Energy has advised the trustee that it plans to perform up to seven workovers and may drill up to seven wells in the Green River Basin during 2004.

        Potential development activities for the underlying properties in this area include:

  •
  installing artificial lift,

  •
  restimulating producing intervals utilizing new technology,

  •
  additional compression to lower line pressures,

  •
  opening new producing zones in existing wells,

  •
  deepening existing wells to new producing zones, and

  •
  drilling additional wells.

        XTO Energy markets the gas produced from the Fontenelle Unit and nearby properties under three different marketing arrangements. Under the agreement covering approximately 70% of the gas sold, XTO Energy compresses the gas on the lease, transports it off the lease and compresses the gas again prior to entry into the gas plant pipeline. The pipeline transports the gas 35 miles to the gas plant, where the gas is processed, then redelivered to XTO Energy and sold to XTO Energy's marketing subsidiary. The owner of the gas plant and related pipeline charges XTO Energy for operational fuel and processing. In 2003, the fuel charge was 0.004% of the volumes produced and the processing fee was $0.053 per MMBtu. The marketing subsidiary then sells the residue gas to third parties based upon a spot sales price and pays the net sales proceeds to XTO Energy. The marketing subsidiary does not receive a marketing fee. The gas not sold under the above arrangement is sold either under a similar arrangement where the fee is $0.15 per MMBtu, or under a contract where XTO Energy directly sells the gas to a third party on the lease at an adjusted index price. Condensate is sold at the lease to an independent third party at market rates.

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

        The underlying properties are interests in developed properties located primarily in gas producing regions of Kansas, Oklahoma and Wyoming. The following is a summary of the approximate producing acreage of the underlying properties at December 31, 2003. Undeveloped acreage is not significant.

	Gross	Net
Hugoton Area	216,790	199,590
Anadarko Basin	152,042	113,946
Green River Basin	39,155	26,899

Total	407,987	340,435

        The following is a summary of the producing wells on the underlying properties as of December 31, 2003:

	Operated Wells		Nonoperated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Gas	1,094	990.2	262	62.1	1,356	1,052.3
Oil	104	93.0	6	1.7	110	94.7

Total	1,198	1,083.2	268	63.8	1,466	1,147.0

        The following is a summary of the number of wells drilled on the underlying properties during the years indicated. Unless otherwise indicated, all wells drilled are developmental. There were four gross (1.4 net) wells in process of drilling at December 31, 2003.

	2003		2002		2001
	Gross	Net	Gross	Net	Gross	Net
Completed gas wells (a)	23	18.4	24	15.4	46	34.1

Total	23	18.4	24	15.4	46	34.1

(a)
Included in completed gas wells are wells drilled on nonoperated interests totaling two gross (0.67 net) in 2003, 6 gross (0.48 net) in 2002 and 6 gross (1.3 net) in 2001.

Oil and Gas Production

        Trust production is recognized in the period net profits income is received, which is the month following receipt by XTO Energy, and generally two months after the time of production. Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for the three years ended December 31, 2003 were as follows:

	2003	2002	2001
Production
Underlying Properties
Gas—Sales (Mcf)	31,490,564	34,315,145	36,597,937
Average per day (Mcf)	86,276	94,014	100,268
Oil—Sales (Bbls)	331,867	353,185	393,731
Average per day (Bbls)	909	968	1,079
Net Profits Interests
Gas—Sales (Mcf)	17,832,189	11,774,205	17,671,423
Average per day (Mcf)	48,855	32,258	48,415
Oil—Sales (Bbls)	196,005	123,142	190,722
Average per day (Bbls)	537	337	523
Average Sales Price
Gas (per Mcf)	$ 4.54	$ 2.44	$ 4.30
Oil (per Bbl)	$30.13	$23.70	$27.60

Oil and Natural Gas Reserves

  General

        Miller and Lents, Ltd., independent petroleum engineers, has estimated oil and gas reserves attributable to the underlying properties as of December 31, 2003, 2002, 2001 and 2000. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

        Estimated costs to plug and abandon wells on the underlying properties at the end of their productive lives have not been deducted from cash flows since this is not a legal obligation of the trust. Such costs will only be deducted from net proceeds payable to the trust if net proceeds from the related conveyance exceed such costs when paid.

        Year-end weighted average realized gas prices used to determine the standardized measure were $5.76 per Mcf in 2003, $4.37 per Mcf in 2002, $2.34 per Mcf in 2001 and $9.44 per Mcf in 2000. Year-end oil prices used to determine the standardized measure were based on a West Texas Intermediate crude oil posted price of $29.25 per Bbl in 2003, $28.00 per Bbl in 2002, $16.75 per Bbl in 2001 and $23.75 per Bbl in 2000.

  Proved Reserves

(in thousands)	Underlying Properties		Net Profits Interests
	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
Balance, December 31, 2000	515,018	4,537	372,150	3,259
Extensions, discoveries and other additions	18,365	65	8,270	29
Revisions of prior estimates	(26,582)	(390)	(105,407)	(1,001)
Production—sales volumes	(36,598)	(394)	(17,671)	(191)

Balance, December 31, 2001	470,203	3,818	257,342	2,096
Extensions, discoveries and other additions	12,076	117	6,979	68
Revisions of prior estimates	28,582	531	46,671	561
Property sales	(45)	(2)	(21)	(1)
Production—sales volumes	(34,315)	(353)	(11,774)	(123)

Balance, December 31, 2002	476,501	4,111	299,197	2,601
Extensions, discoveries and other additions	10,008	—	6,185	—
Revisions of prior estimates	7,310	(10)	9,928	35
Production—sales volumes	(31,491)	(332)	(17,832)	(196)

Balance, December 31, 2003	462,328	3,769	297,478	2,440

        Extensions, discoveries and additions in 2001, 2002 and 2003 are primarily related to delineation of additional proved undeveloped reserves in the Anadarko Basin. Revisions of prior estimates of the proved gas reserves for the underlying properties in each year are primarily because of changes in the year-end gas price. Higher upward and downward revisions for the net profits interests as compared with the underlying properties in each year were caused by changes in year-end oil and gas prices which resulted in an increase or decrease in gas reserves allocated to the trust.

  Proved Developed Reserves

(in thousands)	Underlying Properties		Net Profits Interests
	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
December 31, 2000	434,904	3,935	316,278	2,843

December 31, 2001	401,846	3,297	228,472	1,876

December 31, 2002	407,959	3,580	260,806	2,296

December 31, 2003	396,847	3,294	257,841	2,148

  Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)	December 31
	2003	2002	2001
Underlying Properties
Future cash inflows	$2,793,090	$2,193,359	$1,177,447
Future costs:
Production	695,979	566,527	389,721
Development	52,779	56,864	55,072

Future net cash flows	2,044,332	1,569,968	732,654
10% discount factor	1,061,085	808,082	365,760

Standardized measure	$983,247	$761,886	$366,894

Net Profits Interests
Future cash inflows	$1,797,949	$1,378,842	$644,489
Future production taxes	162,484	122,868	58,366

Future net cash flows	1,635,465	1,255,974	586,123
10% discount factor	848,868	646,465	292,608

Standardized measure	$786,597	$609,509	$293,515

  Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)
	2003	2002	2001
Underlying Properties
Standardized measure, January 1	$761,886	$366,894	$1,940,362

Revisions:
Prices and costs	239,096	387,989	(1,626,755)
Quantity estimates	7,879	16,136	(2,367)
Accretion of discount	65,767	32,022	166,273
Future development costs	(7,150)	(20,105)	(20,415)
Production rates and other	158	(47)	362

Net revisions	305,750	415,995	(1,482,902)
Extensions, additions and discoveries	16,470	16,467	8,524
Production	(113,809)	(60,151)	(129,457)
Development costs	12,950	22,733	30,367
Sales in place	—	(52)	—

Net change	221,361	394,992	(1,573,468)

Standardized measure, December 31	$983,247	$761,886	$366,894

Net Profits Interests
Standardized measure, January 1	$609,509	$293,515	$1,552,289
Extensions, discoveries and other additions	13,176	13,173	6,819
Accretion of discount	52,614	25,618	133,018
Revisions of prior estimates, changes in price and other (a)	191,986	307,178	(1,319,339)
Property sales	—	(41)	—
Net profits income	(80,688)	(29,934)	(79,272)

Standardized measure, December 31	$786,597	$609,509	$293,515

(a)
Revisions were primarily caused by the changes in year-end gas prices.

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

  State Income Tax Withholding

        Several states have enacted legislation to require state income tax withholding from nonresident royalty owners. After consultation with legal counsel, XTO Energy has advised the trustee that it believes the trust is not subject to these withholding requirements. However, regulations are being developed or are subject to change by the various states, which could change this conclusion. In the event it is determined that the trust is required to withhold state taxes, distributions to the unitholders would be reduced by the required amount, subject to the unitholder's right to file a state tax return to claim any refund due.

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

  Tight Sands Tax Credit

        The trust receives net profits income from tight sands wells, certain production from which qualified for the federal income tax credit for producing nonconventional fuels under Section 29 of the Internal Revenue Code. The Section 29 tax credit was available for tight sands gas produced and sold through 2002 from wells drilled prior to January 1, 1993 and after November 5, 1990, or after December 31, 1979 if the related formation was dedicated to interstate commerce as of April 20, 1977. Unitholders should be entitled to this tax credit with respect to royalty income reported in 2003 relating to sales of qualifying production through December 31, 2002. This tax credit was approximately $0.52 per MMBtu. Such credit, calculated based on the unitholder's pro rata share of qualifying production, may not reduce the unitholder's regular tax liability (after the foreign tax credit and certain other nonrefundable credits) below his tentative minimum tax. Any part of the Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions. Congress is considering a new energy bill in 2004, but has not yet passed legislation that extends or renews the tight sands tax credit. Therefore, there currently is no significant benefit expected for future years.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of unitholders during 2003.

PART II

Item 5.    Market for Units of the Trust, Related Security Holder Matters and Trust Purchases of Units

        The section entitled "Units of Beneficial Interest" in the trust's annual report to unitholders for the year ended December 31, 2003 is incorporated herein by reference.

        The trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

Item 6.    Selected Financial Data

	Year Ended December 31
	2003	2002	2001	2000	1999
Net Profits Income	$80,687,778	$29,934,195	$79,272,395	$56,812,141	$33,139,662
Distributable Income	80,373,120	29,572,360	79,131,040	56,712,080	33,090,049
Distributable Income per Unit	2.009328	0.739309	1.978276	1.417802	0.827253
Distributions per Unit	2.009328	0.739309	1.978276	1.417802	0.827253
Total Assets at Year-End	198,952,087	208,721,083	217,127,992	232,057,603	237,980,449

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The "Trustee's Discussion and Analysis" of financial condition and results of operations for the three-year period ended December 31, 2003 in the trust's annual report to unitholders for the year ended December 31, 2003 is incorporated herein by reference.

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

Off-Balance Sheet Arrangements

        The trust has no off-balance sheet financing arrangements. The trust has not guaranteed the debt of any other party, nor does the trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

Contractual Obligations

        As shown below, the trust had no obligations and commitments to make future contractual payments as of December 31, 2003, other than the December distribution payable to unitholders in January 2004, as reflected in the statement of assets, liabilities and trust corpus.

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Distribution payable to unitholders	$5,706,240	$5,706,240	$—	$—	$—

Related Party Transactions

        The underlying properties from which the net profits interests were carved are currently owned by XTO Energy, which operates approximately 94% of the underlying properties. In computing net proceeds, XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses on the underlying properties it operates. As of December 31, 2003, the monthly overhead charge was approximately $606,000 ($484,800 net to the trust) and is subject to annual adjustment based on an oil and gas industry index. As of March 1, 2004, XTO Energy owned 21,705,893, or 54.3%, of the 40,000,000 outstanding units.

        XTO Energy sells a significant portion of natural gas production from the underlying properties to certain of XTO Energy's wholly owned subsidiaries under contracts in existence when the trust was created, generally at amounts approximating monthly published market prices. For further information regarding natural gas sales from the underlying properties to affiliates of XTO Energy, see Item 2, Properties, and Note 6 to Financial Statements in the trust's annual report to unitholders for the year ended December 31, 2003. Total gas sales from the underlying properties to XTO Energy's wholly owned subsidiaries were $76.5 million for the year ended December 31, 2003, or 54% of total gas sales, $59.1 million for the year ended December 31, 2002, or 71% of total gas sales and $128.5 million for the year ended December 31, 2001, or 82% of total gas sales.

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

        For further information regarding the trust's basis of accounting, see Note 2 to Financial Statements in the trust's annual report to unitholders for the year ended December 31, 2003.

        All amounts included in the trust's financial statements are based on cash amounts received or disbursed, or on the carrying value of the net profits interests, which was derived from the historical cost of the interests at the date of their transfer from XTO Energy, less accumulated amortization to date. Accordingly, there are no fair value estimates included in the financial statements based on either exchange or nonexchange trade values.

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

Forward-Looking Statements

        Certain information included in this annual report and other materials filed, or to be filed, by the trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the trust operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, development activities, increased density drilling, maintenance projects, development, production and other costs, oil and gas prices, pricing differentials, proved reserves, production levels, litigation, regulatory matters and competition. Such forward-looking statements are based on XTO Energy's current plans, expectations, assumptions, projections and estimates and are identified by words such as "expects," "intends," "plans," "projects," "anticipates," "predicts," "believes," "goals," "estimates," "should," "could", and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. Some of the risk factors that could cause actual results to differ materially are discussed below.

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

Item 8.    Financial Statements and Supplementary Data

        The financial statements of the trust and the notes thereto, together with the related reports of KPMG LLP dated March 5, 2004 and Arthur Andersen LLP dated March 19, 2002, appearing in the trust's annual report to unitholders for the year ended December 31, 2003 are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On June 25, 2002, the trustee appointed KPMG LLP as independent auditors for fiscal year 2002 to replace Arthur Andersen LLP, effective with such appointment. Information regarding this change in independent auditors is included in the trust's current report on Form 8-K dated June 25, 2002.

        There have been no other changes in accountants and there have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended December 31, 2003.

Item 9A.    Controls and Procedures

        As of the end of the period covered by this report, the trustee carried out an evaluation of the effectiveness of the design and operation of the trust's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the trustee concluded that the trust's disclosure controls and procedures are effective in timely alerting the trustee to material information relating to the trust required to be included in the trust's periodic filings with the Securities and Exchange Commission. In its evaluation of disclosure controls and procedures, the trustee has relied, to the extent considered reasonable, on information provided by XTO Energy. There has not been any change in the trust's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the trust's internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

        Section 16(a) of the Securities Exchange Act of 1934 requires that beneficial owners of more than 10% of the registrant's equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. The Securities and Exchange Commission has taken the position that executive officers and directors of XTO Energy must also file initial ownership reports and reports of changes in beneficial ownership. Copies of the reports must be provided to the trust. To the trustee's knowledge, based solely on the information furnished to the trust, the trust is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the trust units of beneficial interest during and for the year ended December 31, 2003.

        Because the trust has no employees, it does not have a code of ethics. Employees of the trustee, Bank of America, N.A., must comply with the bank's code of ethics, a copy of which will be provided to unitholders, without charge, upon request by appointment at Bank of America Plaza, 17th Floor, 901 Main Street, Dallas, Texas 75202.

Item 11.    Executive Compensation

        The trustee received the following annual compensation from 2001 through 2003 as specified in the trust indenture:

Name and Principal Position	Year	Other Annual Compensation (1)
Bank of America, N.A., Trustee	2003	$35,000
	2002	35,000
	2001	35,000

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

        (a)  Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 1, 2004 information with respect to each person known to the trustee to beneficially own more than 5% of the outstanding units of the trust:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
XTO Energy Inc.	21,705,893 units (1)	54.3%
810 Houston Street Fort Worth, Texas 76102

(1)
XTO Energy has the sole power to vote and dispose of these units.

        (b)  Security Ownership of Management. The trust has no directors or executive officers. As of March 1, 2004, Bank of America, N.A. owned, in various fiduciary capacities, 48,368 units with a shared right to vote 18,268 of these units and no right to vote 30,100 of these units. Bank of America, N.A. disclaims any beneficial interests in these units. The number of units reflected in this paragraph includes units held by all branches of Bank of America, N.A.

        (c)  Changes in Control. The trustee knows of no arrangements which may subsequently result in a change in control of the trust.

Item 13.    Certain Relationships and Related Transactions

        In computing net profits income paid to the trust for the net profits interests, XTO Energy deducts an overhead charge for reimbursement of administrative expenses of operating the underlying properties. This charge at December 31, 2003 was approximately $606,000 per month, or $7,272,000 annually (net to the trust of $484,800 per month or $5,817,600 annually), and is subject to annual adjustment based on an oil and gas industry index as defined in the trust agreement.

        XTO Energy sells a significant portion of natural gas production from the underlying properties to certain of its wholly owned subsidiaries under contracts in existence when the trust was created, generally at amounts approximating monthly published prices. For further information, see "Hugoton Area," "Anadarko Basin," "Green River Basin" and "Pricing and Sales Information," of Item 2.

        See Item 11 for the remuneration received by the trustee from 2001 through 2003 and Item 12(b) for information concerning units owned by the trustee, Bank of America, N.A., in various fiduciary capacities.

Item 14.    Principal Accounting Fees and Services

        Fees for services performed by KPMG LLP for the years ended December 31, 2003 and 2002 are:

	2003	2002
Audit fees	$32,000	$27,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$32,000	$27,000

        As referenced in Item 10, above, the trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to KPMG LLP.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
The following documents are filed as a part of this report:

1.
Financial Statements (incorporated by reference in Item 8 of this report)

    Independent Auditors' Reports
    Statements of Assets, Liabilities and Trust Corpus at December 31, 2003 and 2002
    Statements of Distributable Income for the years ended December 31, 2003, 2002 and 2001
    Statements of Changes in Trust Corpus for the years ended December 31, 2003, 2002 and 2001
    Notes to Financial Statements

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
(13)		Hugoton Royalty Trust annual report to unitholders for the year ended December 31, 2003
(23.1)		Consent of KPMG LLP
(23.2)		Notice Regarding Consent of Arthur Andersen LLP
(23.3)		Consent of Miller and Lents, Ltd.
(31)		Rule 13a-14(a)/15d-14(a) Certification
(32)		Section 1350 Certification

        Copies of the above Exhibits are available to any unitholder, at the actual cost of reproduction, upon written request to the trustee, Bank of America, N.A., P.O. Box 830650, Dallas, Texas 75283-0650.

(b)
Reports on Form 8-K

        During the last quarter of the trust's fiscal year ended December 31, 2003, there were no reports filed on Form 8-K by the trust with the Securities and Exchange Commission. The trust furnished three reports on Form 8-K under Item 12 for this period.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST By BANK OF AMERICA, N.A., TRUSTEE
	By:	/s/ NANCY G. WILLIS Nancy G. Willis Vice President
XTO ENERGY INC.
Date: March 11, 2004	By:	/s/ LOUIS G. BALDWIN Louis G. Baldwin Executive Vice President and Chief Financial Officer

        (The trust has no directors or executive officers.)

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Units of the Trust, Related Security Holder Matters and Trust Purchases of Units
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES