Form 10-Q
period 2004-03-31
HUGOTON ROYALTY TRUST
filed 2004-04-29
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Outstanding as of April 27, 2004
40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements should be read in conjunction with the trust’s financial statements and the notes thereto included in the trust’s Annual Report on Form 10-K.  In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at March 31, 2004 and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2004 and 2003 have been included.  Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Bank of America, N.A., as Trustee
for the Hugoton Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of March 31, 2004 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2004 and 2003.  These condensed financial statements are the responsibility of the trustee.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of December 31, 2003, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein), included in the trust’s 2003 Annual Report on Form 10-K, and in our report dated March 5, 2004, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2003 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus included in the trust’s 2003 Annual Report on Form 10-K from which it has been derived.

KPMG LLP

Dallas, Texas
April 28, 2004

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	March 31, 2004	December 31, 2003
	(Unaudited)

ASSETS

Cash and short-term investments	$7,601,200	$5,706,240

Net profits interests in oil and gas properties - net	190,517,602	193,245,847

	$198,118,802	$198,952,087

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$7,601,200	$5,706,240

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	190,517,602	193,245,847

	$198,118,802	$198,952,087

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended March 31
	2004	2003

Net profits income	$19,057,231	$16,412,178

Interest income	4,102	5,578

Total income	19,061,333	16,417,756

Administration expense	84,573	52,196

Distributable income	$18,976,760	$16,365,560

Distributable income per unit (40,000,000 units)	$0.474419	$0.409139

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended March 31
	2004	2003

Trust corpus, beginning of period	$193,245,847	$205,493,243

Amortization of net profits interests	(2,728,245)	(2,973,282)

Distributable income	18,976,760	16,365,560

Distributions declared	(18,976,760)	(16,365,560)

Trust corpus, end of period	$190,517,602	$202,519,961

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.              Basis of Accounting

The financial statements of Hugoton Royalty Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with generally accepted accounting principles (“GAAP”):

•                  Net profits income recorded for a month is the amount computed and paid by XTO Energy Inc., the owner of the underlying properties, to Bank of America, N.A., as trustee for the trust.  Net profits income consists of net proceeds received by XTO Energy from the underlying properties in the prior month, multiplied by a net profits percentage of 80%.

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

Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with GAAP, directing such entities to accrue or defer revenues and expenses in a period other than when such revenues were received or expenses were paid.  Because the trust’s financial statements are prepared on the modified cash basis, as described above, most accounting pronouncements are not applicable to the trust’s financial statements.

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the trust.  Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus.  Accumulated amortization was $56,549,349 as of March 31, 2004 and $53,821,104 as of December 31, 2003.

2.              Development Costs

The following summarizes actual development costs, the amount of development costs deducted in the calculation of net profits income and the cumulative actual development costs (over) under the amount deducted:

	Three Months Ended March 31
	2004	2003

Cumulative development costs (over) under the amount deducted - beginning of period	$(1,583,988)	$3,089,563

Actual development costs	(4,713,576)	(2,639,695)

Development costs deducted	5,100,000	3,799,343

Cumulative development costs (over) under the amount deducted - end of period	$(1,197,564)	$4,249,211

The monthly development cost deduction is $1.7 million, which is expected to be maintained through the March 2005 distribution.  The development cost deduction will be evaluated and revised as necessary.  As of April 2004, actual costs exceeded development costs deducted by approximately $200,000.

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

Other

Several states have enacted legislation to require state income tax withholding from nonresident recipients of oil and gas proceeds.  After consultation with legal counsel, XTO Energy has advised the trustee that it believes the trust is not subject to these withholding requirements.  However, regulations are being developed or are subject to change by the various states, which could change this conclusion.  In the event it is determined that the trust is required to withhold state taxes, distributions to the unitholders would be reduced by the required amount, subject to the unitholder’s right to file a state tax return to claim any refund due.

Item 2.  Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the trust’s 2003 annual report, as well as the condensed financial statements and notes thereto included in this quarterly report on Form 10-Q.  The trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the trust’s web site at www.hugotontrust.com.

Distributable Income

For the quarter ended March 31, 2004, net profits income was $19,057,231, as compared to $16,412,178 for first quarter 2003.  Increased net profits income is primarily the result of higher gas prices.  See “Net Profits Income” below.

After adding interest income of $4,102 and deducting administration expense of $84,573, distributable income for the quarter ended March 31, 2004 was $18,976,760, or $0.474419 per unit of beneficial interest.  Administration expense for the quarter increased 62% from the prior year quarter primarily because of the timing of expenditures.  Decreased interest income over these periods was because of lower interest rates.  For first quarter 2003, distributable income was $16,365,560, or $0.409139 per unit.  Distributions to unitholders for the quarter ended March 31, 2004 were:

Record Date	Payment Date	Distribution per Unit

January 30, 2004	February 13, 2004	$0.134306
February 27, 2004	March 12, 2004	0.150083
March 31, 2004	April 14, 2004	0.190030
		$0.474419

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production.  Net profits income is generally affected by three major factors:

•                  oil and gas sales volumes,

•                  oil and gas sales prices, and

•                  costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended March 31 (a )		Increase
	2004	2003	(Decrease)

Sales Volumes

Gas (Mcf) (b)
Underlying properties	7,760,866	8,168,421	(5)%
Average per day	84,357	88,787	(5)%
Net profits interests	4,199,638	4,329,031	(3)%

Oil (Bbls) (b)
Underlying properties	78,176	86,159	(9)%
Average per day	850	937	(9)%
Net profits interests	47,811	47,447	1%

Average Sales Prices
Gas (per Mcf)	$4.60	$3.80	21%
Oil (per Bbl)	$31.52	$28.76	10%

Revenues
Gas sales	$35,666,582	$31,039,748	15%
Oil sales	2,463,949	2,477,575	(1)%
	38,130,531	33,517,323	14%

Costs
Taxes, transportation and other	3,010,934	3,261,979	(8)%
Production expense	4,414,667	3,999,585	10%
Development costs (c)	5,100,000	3,799,343	34%
Overhead	1,783,391	1,941,676	(8)%
Total Costs	14,308,992	13,002,583	10%

Other Proceeds
Property sales	—	482	(100)%

Net Proceeds	23,821,539	20,515,222	16%

Net Profits Percentage	80%	80%

Net Profits Income	$19,057,231	$16,412,178	16%

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

(c)          See Note 2 to Condensed Financial Statements.

The following are explanations of significant variances from first quarter 2003 to first quarter 2004:

Sales Volumes

First quarter gas sales volumes decreased 5% and oil sales volumes decreased 9% primarily because of natural production decline, partially offset by increased production from new wells and workovers.

Sales Prices

Gas

The first quarter 2004 average gas price was $4.60 per Mcf, a 21% increase from the first quarter 2003 average gas price of $3.80.  With colder than normal weather, record low gas storage levels and continued increasing demand, gas prices were relatively high during the first five months of 2003.  With diminished demand related to higher prices, natural gas prices were lower during the summer months, then rose with cooler weather in the fall and early winter.  Forecasts for continued production declines, increasing natural gas demand and larger than projected storage withdrawals have supported higher prices in early 2004.  Prices in 2004 will continue to be affected by weather, the pace of recovery of the domestic economy and fluctuations in North American production.  In any case, natural gas prices are expected to remain volatile.  The average NYMEX price for February and March 2004 was $5.45 per MMBtu.  At April 26, 2004, the average NYMEX futures price for the following twelve months was $6.03 per MMBtu.  Recent trust gas prices have averaged approximately $0.70 per MMBtu lower than the NYMEX price.

Oil

The first quarter 2004 average oil price was $31.52 per Bbl, a 10% increase from the first quarter 2003 average oil price of $28.76.  OPEC members agreed to increase daily oil production 1.5 million barrels beginning February 2003, to help stabilize a volatile world market.  Oil prices remained relatively high in 2003, however, because of the war in Iraq, slower than anticipated resumption of Iraqi oil exports and unusually low storage levels.  OPEC reiterated its intent to maintain oil prices by reducing daily oil production by 2 million barrels beginning June  2003 and by an additional 900,000 barrels beginning November 2003.  In March 2004, an unexpected drop in gasoline stocks led oil prices to 13-year highs, reaching $38 per Bbl.  OPEC members agreed to reduce daily oil production by 1 million barrels beginning April 2004 to maintain market balance in the second quarter when there is seasonally low demand.  The average NYMEX price for February and March 2004 was $35.63 per Bbl.  At April 26, 2004, the average NYMEX futures price for the following twelve months was $34.78 per Bbl.  Recent trust oil prices have averaged approximately $0.60 per Bbl lower than the NYMEX price.

Costs

Taxes

Taxes, transportation and other decreased 8% for the first quarter primarily because of decreased property taxes related to the timing of cash disbursements, partially offset by increased production taxes related to higher revenues.

Production

Production expense increased 10% primarily because of increased labor and fuel costs.

Development

Development costs deducted in the calculation of net profits income are based on the 2004 budget.  These development costs increased 34% for first quarter 2004 from the prior year quarter because of the timing of development projects and related disbursements.  First quarter actual development costs primarily relate to disbursements for development activity in fourth quarter 2003.  During the first three months of 2004, one well was started on the underlying properties and was pending completion at March 31.  XTO Energy has informed the trustee that it plans to drill approximately 19 wells during 2004.  All 2004 drilling is expected to be in western Oklahoma and southwestern Wyoming.

As of December 31, 2003, actual costs exceeded cumulative development costs deducted by $1.6 million.  In calculating net profits income for the quarter ended March 31, 2004, XTO Energy deducted budgeted development costs of $5.1 million.  After considering actual development costs of $4.7 million for the quarter, actual costs exceeded cumulative development costs deducted by $1.2 million.  See Note 2 to Condensed Financial Statements.

Overhead

Overhead decreased 8% primarily because of the annual rate adjustment based on an industry index.

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding the net profits interests, underlying properties, development activities, development, production and other costs, oil and gas prices, future drilling plans and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part II, Item 7 of the trust’s Annual Report on Form 10-K for the year ended December 31, 2003, which is incorporated by this reference as though fully set forth herein.  Although XTO Energy and the trustee believe that the expectations reflected in such forward-looking statements are reasonable, neither XTO Energy nor the trustee can give any assurance that such expectations will prove to be correct.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the trust’s market risks, as disclosed in Part II, Item 7a of the trust’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

PART II - OTHER INFORMATION

Items 1 through 5.  Not applicable.

Item 6.            Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit Number
and Description

	(15)	Awareness letter of KPMG LLP

	(31)	Rule 13a-14(a)/15d-14(a) Certification

	(32)	Section 1350 Certification

	(99)	Items 7 and 7a to the Annual Report on Form 10-K for Hugoton Royalty Trust filed with the Securities and Exchange Commission on March 11, 2004 (incorporated herein by reference)

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter. The trust furnished three reports on Form 8-K under Item 12 for this period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

XTO ENERGY INC.

Date: April 29, 2004	By	/S/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President
and Chief Financial Officer