Form 10-Q
period 2004-06-30
HUGOTON ROYALTY TRUST
filed 2004-07-16
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Outstanding as of July 15, 2004

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements should be read in conjunction with the trust’s financial statements and the notes thereto included in the trust’s Annual Report on Form 10-K.  In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at June 30, 2004 and the distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2004 and 2003 have been included.  Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee
for the Hugoton Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of June 30, 2004 and the related condensed statements of distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2004 and 2003.  These condensed financial statements are the responsibility of the trustee.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of December 31, 2003, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein), included in the trust’s 2003 Annual Report on Form 10-K, and in our report dated March 5, 2004, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2003 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus included in the trust’s 2003 Annual Report on Form 10-K from which it has been derived.

KPMG LLP

Dallas, Texas

July 15, 2004

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Cash and short-term investments	$5,766,440	$5,706,240

Net profits interests in oil and gas properties - net	188,000,381	193,245,847

	$193,766,821	$198,952,087

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$5,766,440	$5,706,240

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	188,000,381	193,245,847

	$193,766,821	$198,952,087

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Net profits income	$18,289,557	$24,681,304	$37,346,788	$41,093,482

Interest income	6,751	9,534	10,853	15,112

Total income	18,296,308	24,690,838	37,357,641	41,108,594

Administration expense	117,748	152,798	202,321	204,994

Distributable income	$18,178,560	$24,538,040	$37,155,320	$40,903,600

Distributable income per unit (40,000,000 units)	$0.454464	$0.613451	$0.928883	$1.022590

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Trust corpus, beginning of period	$190,517,602	$202,519,961	$193,245,847	$205,493,243

Amortization of net profits interests	(2,517,221)	(3,237,546)	(5,245,466)	(6,210,828)

Distributable income	18,178,560	24,538,040	37,155,320	40,903,600

Distributions declared	(18,178,560)	(24,538,040)	(37,155,320)	(40,903,600)

Trust corpus, end of period	$188,000,381	$199,282,415	$188,000,381	$199,282,415

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

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the trust.  Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus.  Accumulated amortization was $59,066,570 as of June 30, 2004 and $53,821,104 as of December 31, 2003.

2.                   Development Costs

The following summarizes actual development costs, the amount of development costs deducted in the calculation of net profits income and the cumulative actual development costs (over) under the amount deducted:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Cumulative development costs (over) under the amount deducted - beginning of period	$(1,197,564)	$4,249,211	$(1,583,988)	$3,089,563
Actual development costs	(2,482,431)	(3,035,648)	(7,196,007)	(5,675,343)
Development costs deducted	5,100,000	2,750,000	10,200,000	6,549,343
Cumulative development costs under the amount deducted - end of period	$1,420,005	$3,963,563	$1,420,005	$3,963,563

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

Other

Several states have enacted legislation to require state income tax withholding from nonresident recipients of oil and gas proceeds.  After consultation with its state tax counsel, XTO Energy has advised the trustee that it believes the trust is not subject to these withholding requirements.  However, regulations are being developed or are subject to change by the various states, which could change this conclusion.  In the event it is determined that the trust is required to withhold state taxes, distributions to the unitholders would be reduced by the required amount, subject to the unitholder’s right to file a state tax return to claim any refund due.

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

Distributable Income

Quarter

For the quarter ended June 30, 2004 net profits income was $18,289,557, as compared to $24,681,304 for second quarter 2003.  Decreased net profits income is primarily the result of lower gas prices and volumes.  See “Net Profits Income” on the following page.

After adding interest income of $6,751 and deducting administration expense of $117,748, distributable income for the quarter ended June 30, 2004 was $18,178,560, or $0.454464 per unit of beneficial interest.  Administration expense for the quarter decreased 23% from the prior year quarter primarily because of the timing of expenditures.  For second quarter 2003, distributable income was $24,538,040 or $0.613451 per unit.  Distributions to unitholders for the quarter ended June 30, 2004 were:

Record Date	Payment Date	Distribution per Unit

April 30, 2004	May 14, 2004	$0.160935
May 28, 2004	June 14, 2004	0.149368
June 30, 2004	July 15, 2004	0.144161
		$0.454464

Six Months

For the six months ended June 30, 2004, net profits income was $37,346,788, compared with $41,093,482 for the same 2003 period.  This 9% decrease in net profits income is primarily the result of higher development costs and production expense.  See “Net Profits Income” on the following page.

After adding interest income of $10,853 and deducting administration expense of $202,321, distributable income for the six months ended June 30, 2004 was $37,155,320, or $0.928883 per unit of beneficial interest.  For the six months ended June 30, 2003, distributable income was $40,903,600, or $1.022590 per unit.

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production.  Net profits income is generally affected by three major factors:

•                       oil and gas sales volumes,

•                       oil and gas sales prices, and

•                       costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended June 30 (a)		Increase	Six Months Ended June 30 (a)		Increase
	2004	2003	(Decrease)	2004	2003	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	7,360,541	7,741,800	(5)%	15,121,407	15,910,221	(5)%
Average per day	81,784	86,987	(6)%	83,085	87,902	(5)%
Net profits interests	3,875,212	4,713,884	(18)%	8,074,850	9,042,915	(11)%

Oil (Bbls) (b)
Underlying properties	79,676	84,101	(5)%	157,852	170,260	(7)%
Average per day	885	945	(6)%	867	941	(8)%
Net profits interests	43,311	51,837	(16)%	91,122	99,284	(8)%

Average Sales Prices
Gas (per Mcf)	$4.77	$5.23	(9)%	$4.68	$4.49	4%
Oil (per Bbl)	$35.60	$32.56	9%	$33.58	$30.63	10%

Revenues
Gas sales	$35,146,341	$40,474,484	(13)%	$70,812,923	$71,514,232	(1)%
Oil sales	2,836,538	2,738,011	4%	5,300,487	5,215,586	2%

Total Revenues	37,982,879	43,212,495	(12)%	76,113,410	76,729,818	(1)%

Costs
Taxes, transportation and other	3,500,087	3,522,691	(1)%	6,511,021	6,784,670	(4)%
Production expense	4,690,989	4,111,873	14%	9,105,656	8,111,458	12%
Development costs (c)	5,100,000	2,750,000	85%	10,200,000	6,549,343	56%
Overhead	1,829,857	1,976,301	(7)%	3,613,248	3,917,977	(8)%

Total Costs	15,120,933	12,360,865	22%	29,429,925	25,363,448	16%

Other Proceeds
Property sales	—	—	—	—	482	(100)%

Net Proceeds	22,861,946	30,851,630	(26)%	46,683,485	51,366,852	(9)%

Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$18,289,557	$24,681,304	(26)%	$37,346,788	$41,093,482	(9)%

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

(c)             See Note 2 to Condensed Financial Statements.

The following are explanations of significant variances from second quarter 2003 to second quarter 2004 and from the first six months of 2003 to the comparable period in 2004:

Sales Volumes

Gas

Gas sales volumes decreased 5% for the second quarter and for the six-month period primarily because of natural production decline, partially offset by increased production from new wells and workovers.

Oil

Oil sales volumes decreased 5% for the second quarter and 7% for the six-month period primarily because of natural production decline, partially offset by increased production from new wells and workovers.  In addition, decreased oil sales volumes for the second quarter were because of timing of cash receipts.

Sales Prices

Gas

The second quarter 2004 average gas price was $4.77 per Mcf, a 9% decrease from the second quarter 2003 average gas price of $5.23 per Mcf.  For the six-month period, the average gas price increased 4% to $4.68 per Mcf in 2004 from $4.49 per Mcf in 2003.  Colder than normal weather, record low gas storage levels and continued increasing demand caused gas prices to remain relatively high during the first five months of 2003.  With diminished demand related to higher prices, natural gas prices were lower during the summer months, then rose with cooler weather in the fall and early winter.  Forecasts for continued production declines, increasing natural gas demand and larger than projected storage withdrawals have supported higher prices in the first six months of 2004.  Prices in 2004 will continue to be affected by weather, the recovery of the domestic economy, increases in the level of North American production and import levels of liquified natural gas.  In any case, natural gas prices are expected to remain volatile.  The second quarter 2004 gas price is primarily related to production from February through April 2004, when the average NYMEX price was $5.56 per MMBtu, or $0.36 lower than the comparable 2003 period average NYMEX price of $5.92 per MMBtu.  The average NYMEX price for May and June 2004 was $6.36 per MMBtu.  At July 15, 2004, the average NYMEX futures price for the following twelve months was $6.19 per MMBtu.  Recent trust gas prices have averaged approximately $0.80 per MMBtu lower than the NYMEX price.

Oil

The second quarter 2004 average oil price was $35.60 per Bbl, a 9% increase from the second quarter 2003 average oil price of $32.56 per Bbl.  The year-to-date average oil price increased 10% to $33.58 per Bbl from $30.63 per Bbl in 2003.  Crude oil prices are generally determined by global supply and demand.  During 2003, increased demand, continued uncertainties in the Middle East and production discipline by OPEC maintained oil prices at relatively high levels.  Oil prices continued to increase in early 2004 because of increasing demand and low crude stocks.  In June and July 2004, supply disruption concerns caused oil prices to exceed $40 per Bbl.  OPEC members agreed to increase daily oil production by 2 million barrels beginning July 2004 and an additional 500,000 barrels beginning August 2004 to maintain market stability and prices.  The average NYMEX price for May and June 2004 was $39.11 per Bbl.  At July 15, 2004, the average NYMEX futures price for the following twelve months was $38.87 per Bbl.  Recent trust oil prices have averaged approximately $0.40 per Bbl lower than the NYMEX price.

Costs

Taxes

Taxes, transportation and other decreased 1% for the quarter and 4% for the six-month period because of lower revenues and decreased property taxes related to the timing of cash disbursements, partially offset by the effect of an increased Wyoming tax rate.

Production

Production expense increased 14% for the quarter and 12% for the six-month period primarily because of increased maintenance, fuel and labor costs.

Development

Development costs deducted in the calculation of net profits income are based on the 2004 annual budget.  These development costs increased 85% for the second quarter and 56% for the six-month period because of the timing of development projects.  During the first half of 2004, six wells were completed and five wells were pending completion on the underlying properties at June 30.  XTO Energy has informed the trustee that it plans to drill approximately 20 wells during 2004.  All 2004 drilling is expected to be in western Oklahoma and southwestern Wyoming.

As of December 31, 2003, actual costs exceeded cumulative development costs deducted by $1.6 million.  In calculating net profits income, XTO Energy deducted budgeted development costs of $5.1 million for the quarter and $10.2 million for the six-month period.  After considering actual development costs of $2.5 million for the quarter and $7.2 million for the six-month period, cumulative development costs deducted exceeded actual development costs by $1.4 million at June 30, 2004.  See Note 2 to Condensed Financial Statements.

Overhead

Overhead decreased 7% for the quarter and 8% for the six-month period because of the annual rate adjustment based on an industry index and the timing of an annual Oklahoma administrative fee.

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

PART II - OTHER INFORMATION

Items 1 through 5.  Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit Number and Description

	(15)	Awareness letter of KPMG LLP

	(31)	Rule 13a-14(a)/15d-14(a) Certification

	(32)	Section 1350 Certification

	(99)	Additional Exhibits

		(99.1)	Letter Agreement dated May 5, 2004 by and between Hugoton Royalty Trust and XTO Energy Inc. relating to Net Overriding Royalty Conveyances

		(99.2)	Items 7 and 7a to the Annual Report on Form 10-K for Hugoton Royalty Trust filed with the Securities and Exchange Commission on March 11, 2004 (incorporated herein by reference)

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter. The trust furnished three reports on Form 8-K under Item 12 for this period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

XTO ENERGY INC.

Date: July 16, 2004	By	/S/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President
and Chief Financial Officer