Form 10-Q
period 2004-09-30
HUGOTON ROYALTY TRUST
filed 2004-10-19
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Outstanding as of October 1, 2004
40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements should be read in conjunction with the trust’s financial statements and the notes thereto included in the trust’s Annual Report on Form 10-K.  In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at September 30, 2004 and the distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2004 and 2003 have been included.  Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee
for the Hugoton Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of September 30, 2004 and the related condensed statements of distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2004 and 2003.  These condensed financial statements are the responsibility of the trustee.

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

KPMG LLP

Dallas, Texas

October 15, 2004

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Cash and short-term investments	$8,212,240	$5,706,240

Net profits interests in oil and gas properties - net	185,192,132	193,245,847

	$193,404,372	$198,952,087

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$8,212,240	$5,706,240

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	185,192,132	193,245,847

	$193,404,372	$198,952,087

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Net profits income	$23,521,511	$21,446,124	$60,868,299	$62,539,606

Interest income	9,303	7,511	20,156	22,623

Total income	23,530,814	21,453,635	60,888,455	62,562,229

Administration expense	101,974	75,555	304,295	280,549

Distributable income	$23,428,840	$21,378,080	$60,584,160	$62,281,680

Distributable income per unit (40,000,000 units)	$0.585721	$0.534452	$1.514604	$1.557042

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Trust corpus, beginning of period	$188,000,381	$199,282,415	$193,245,847	$205,493,243

Amortization of net profits interests	(2,808,249)	(3,141,580)	(8,053,715)	(9,352,408)

Distributable income	23,428,840	21,378,080	60,584,160	62,281,680

Distributions declared	(23,428,840)	(21,378,080)	(60,584,160)	(62,281,680)

Trust corpus, end of period	$185,192,132	$196,140,835	$185,192,132	$196,140,835

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

The trust’s financial statements differ from those prepared in conformity with GAAP because revenues are recognized when received rather than accrued in the month of production, expenses are recognized when paid rather than when incurred and certain cash reserves may be established by the trustee for contingencies which would not be recorded under GAAP.  This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

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

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the trust.  Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus.  Accumulated amortization was $61,874,819 as of September 30, 2004 and $53,821,104 as of December 31, 2003.

2.              Development Costs

The following summarizes actual development costs, the amount of development costs deducted in the calculation of net profits income and the cumulative actual development costs (over) under the amount deducted:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Cumulative development costs (over) under the amount deducted - beginning of period	$1,420,005	$3,963,563	$(1,583,988)	$3,089,563
Actual development costs	(3,757,300)	(4,286,514)	(10,953,307)	(9,961,857)
Development costs deducted	5,100,000	2,250,000	15,300,000	8,799,343
Cumulative development costs under the amount deducted - end of period	$2,762,705	$1,927,049	$2,762,705	$1,927,049

XTO Energy has informed the trustee that it plans to drill an additional five wells on the underlying properties in Oklahoma by year end.  As a result, the monthly development cost deduction is increasing from $1,700,000 to $2,000,000 beginning with the October 2004 distribution. This increased monthly deduction is expected to be maintained through the March 2005 distribution. This deduction will be evaluated and revised as necessary.

3.              Contingencies

Litigation

XTO Energy is a defendant in lawsuits related to the underlying properties that could, if adversely determined, decrease future trust distributable income attributable to production on or after December 1, 1998, the creation date of the trust.  Any damages relating to production prior to December 1, 1998 will be borne by XTO Energy.

On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the United States District Court for the Western District of Oklahoma by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the U.S. False Claims Act against XTO Energy.  The plaintiff alleges that XTO Energy underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans in amounts in excess of 20% as a result of mismeasuring the volume of natural gas, incorrectly analyzing its heating content and improperly valuing the natural gas during at least the past ten years.  The plaintiff seeks treble damages for the unpaid royalties (with interest, attorneys fees and expenses), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for XTO Energy to cease the allegedly improper measuring practices.  This lawsuit against XTO Energy and similar lawsuits filed by Grynberg against more than 300 other companies have been consolidated in the United States District Court for Wyoming.  In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims, and Grynberg’s appeal of this decision was dismissed for lack of appellate jurisdiction in May 2003.  The parties have completed discovery regarding whether the plaintiff has met the jurisdictional prerequisites for maintaining an action under the U.S. False Claims Act.  In June 2004, XTO Energy joined with other defendants in filing a motion to dismiss, contending that the plaintiff has not satisfied the jurisdictional requirements to maintain this action.  A hearing on this motion has not been scheduled. While XTO

Energy is unable to predict the outcome of this case or estimate the amount of any possible loss, it has informed the trustee that it believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action.  However, an order to change measuring practices or a related settlement could adversely affect the trust by reducing net proceeds in the future by an amount that is presently not determinable, but, in XTO Energy management’s opinion, is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.

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

Distributable Income

Quarter

For the quarter ended September 30, 2004 net profits income was $23,521,511, as compared to $21,446,124 for third quarter 2003.  Increased net profits income is primarily the result of higher product prices, partially offset by higher development costs.  See “Net Profits Income” on the following page.

After adding interest income of $9,303 and deducting administration expense of $101,974, distributable income for the quarter ended September 30, 2004 was $23,428,840, or $0.585721 per unit of beneficial interest.  Administration expense for the quarter increased 35% from the prior year quarter primarily because of the timing of expenditures.  For third quarter 2003, distributable income was $21,378,080, or $0.534452 per unit.  Distributions to unitholders for the quarter ended September 30, 2004 were:

Record Date	Payment Date	Distribution per Unit

July 30, 2004	August 13, 2004	$0.183128
August 31, 2004	September 15, 2004	0.197287
September 30, 2004	October 15, 2004	0.205306
		$0.585721

Nine Months

For the nine months ended September 30, 2004, net profits income was $60,868,299, compared with $62,539,606 for the same 2003 period.  This 3% decrease in net profits income is primarily the result of increased development costs and lower sales volumes, partially offset by higher product prices.  See “Net Profits Income” on the following page.

After adding interest income of $20,156 and deducting administration expense of $304,295, distributable income for the nine months ended September 30, 2004 was $60,584,160, or $1.514604 per unit of beneficial interest.  Administration expense for the first nine months of 2004 was 8% higher than in the first nine months of 2003 primarily because of increased costs and the timing of expenditures.  For the nine months ended September 30, 2003, distributable income was $62,281,680, or $1.557042 per unit.

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production.  Net profits income is generally affected by three major factors:

•          oil and gas sales volumes,

•          oil and gas sales prices, and

•          costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended September 30 (a)		Increase	Nine Months Ended September 30 (a)		Increase
	2004	2003	(Decrease)	2004	2003	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	7,610,566	7,819,586	(3)%	22,731,973	23,729,807	(4)%
Average per day	82,724	84,996	(3)%	82,963	86,922	(5)%
Net profits interests	4,323,048	4,574,284	(5)%	12,397,898	13,617,199	(9)%

Oil (Bbls) (b)
Underlying properties	82,513	76,978	7%	240,365	247,238	(3)%
Average per day	897	837	7%	877	906	(3)%
Net profits interests	47,015	44,048	7%	138,137	143,332	(4)%

Average Sales Prices
Gas (per Mcf)	$5.50	$4.82	14%	$4.96	$4.60	8%
Oil (per Bbl)	$38.59	$29.58	30%	$35.30	$30.31	16%

Revenues
Gas sales	$41,844,270	$37,714,470	11%	$112,657,193	$109,228,702	3%
Oil sales	3,183,986	2,277,397	40%	8,484,473	7,492,983	13%

Total Revenues	45,028,256	39,991,867	13%	121,141,666	116,721,685	4%

Costs
Taxes, transportation and other	3,819,435	3,529,346	8%	10,330,456	10,314,016	—
Production expense	4,666,777	4,544,674	3%	13,772,433	12,656,132	9%
Development costs (c)	5,100,000	2,250,000	127%	15,300,000	8,799,343	74%
Overhead	2,040,155	1,819,361	12%	5,653,403	5,737,338	(1)%
Litigation	—	1,040,831	(100)%	—	1,040,831	(100)%

Total Costs	15,626,367	13,184,212	19%	45,056,292	38,547,660	17%

Other Proceeds
Property sales	—	—	—	—	482	(100)%

Net Proceeds	29,401,889	26,807,655	10%	76,085,374	78,174,507	(3)%

Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$23,521,511	$21,446,124	10%	$60,868,299	$62,539,606	(3)%

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

(c)        See Note 2 to Condensed Financial Statements.

The following are explanations of significant variances from third quarter 2003 to third quarter 2004 and from the first nine months of 2003 to the comparable period in 2004:

Sales Volumes

Gas

Gas sales volumes decreased 3% for third quarter 2004 and 4% for the nine-month period as compared with the same 2003 periods.  The decrease is primarily because of natural production decline, partially offset by increased production from new wells and workovers.

Oil

Oil sales volumes increased 7% for third quarter 2004 and decreased 3% for the nine-month period as compared with the same 2003 periods. New wells and workovers, including a fracturing project on one of the underlying properties in Kansas, resulted in increased volumes for the quarter.  Natural decline was largely offset by the effects of new wells and workovers in the nine-month period.

Sales Prices

Gas

The third quarter 2004 average gas price was $5.50 per Mcf, a 14% increase from the third quarter 2003 average gas price of $4.82 per Mcf.  For the nine-month period, the average gas price increased 8% to $4.96 per Mcf in 2004 from $4.60 per Mcf in 2003.  Colder than normal weather, record low gas storage levels and continued increasing demand caused gas prices to remain relatively high during the first five months of 2003.  With diminished demand related to higher prices, natural gas prices were lower during the summer months, then rose with cooler weather in the fall and early winter.  Forecasts for continued production declines, increasing natural gas demand and larger than projected storage withdrawals supported higher prices in the first six months of 2004.  Mild summer weather and increased gas storage inventories led to declining gas prices in August and early September.  Natural gas prices rose again in mid-September because of reduced gas production as a result of hurricanes in the Gulf of Mexico.  Prices will continue to be affected by weather, the recovery of the domestic economy, increases in the level of North American production and import levels of liquified natural gas.  In any case, natural gas prices are expected to remain volatile.  The third quarter 2004 gas price is primarily related to production from May through July 2004, when the average NYMEX price was $6.25 per MMBtu, or $0.63 higher than the comparable 2003 period average NYMEX price of $5.62 per MMBtu.  The average NYMEX price for August and September 2004 was $5.31 per MMBtu.  At October 15, 2004, the average NYMEX futures price for the following twelve months was $7.20 per MMBtu.  Recent trust gas prices have averaged approximately $0.50 per MMBtu lower than the NYMEX price.

Oil

The third quarter 2004 average oil price was $38.59 per Bbl, a 30% increase from the third quarter 2003 average oil price of $29.58 per Bbl.  The 2004 year-to-date average oil price increased 16% to $35.30 per Bbl from $30.31 per Bbl in the same 2003 period.  Crude oil prices are generally determined by global supply and demand.  During 2003, increased demand, continued uncertainties in the Middle East and production discipline by OPEC maintained oil prices at relatively high levels.  Oil prices continued to increase in early 2004 because of increasing demand and low crude stocks.  In June and July 2004, supply disruption concerns caused oil prices to exceed $40 per Bbl.  OPEC members agreed to increase daily oil production by 2 million barrels beginning July 2004 and an additional 500,000 barrels beginning August 2004 to maintain market stability and prices.  Although OPEC recently decided to increase daily oil production by 1 million barrels beginning November 2004, oil prices have continued to increase.  Continued instability in the Middle East, political unrest in Nigeria and hurricanes in the Gulf of Mexico led to record oil prices exceeding $50 per Bbl in October.  The average NYMEX price for August and September 2004 was $45.34 per Bbl.  At October 15, 2004, the average NYMEX futures price for the following twelve months was $51.00 per Bbl.  Recent trust oil prices have averaged approximately $1.00 per Bbl lower than the NYMEX price.

Costs

Taxes

Taxes, transportation and other increased 8% for the quarter and remained flat for the nine-month period.  In each period, increased production taxes and other deductions related to higher revenues were offset by decreased property taxes related to the timing of cash disbursements.

Production

Production expense increased 3% for the quarter and 9% for the nine-month period primarily because of increased maintenance, fuel and labor costs.

Development

Development costs deducted in the calculation of net profits income are based on the 2004 annual budget.  These development costs increased 127% for the third quarter and 74% for the nine-month period because of the timing of development projects.  During the first nine months of 2004, 12 wells were completed and 11 wells were pending completion on the underlying properties at September 30.  XTO Energy has informed the trustee that it plans to drill an additional five wells in 2004 on the underlying properties in Oklahoma for an annual total of 30 wells.  All 2004 drilling is expected to be in western Oklahoma and southwestern Wyoming.

As a result of the five additional wells to be drilled in 2004, XTO Energy increased the annual development cost budget from approximately $20 million to $22 million.  Because of this, XTO Energy increased the monthly development cost deduction from $1.7 million to $2 million beginning with the October distribution.  This increased monthly deduction is expected to be maintained through the March 2005 distribution, and will be evaluated and revised as necessary.

As of December 31, 2003, actual costs exceeded cumulative development costs deducted by $1.6 million.  In calculating net profits income, XTO Energy deducted budgeted development costs of $5.1 million for the quarter and $15.3 million for the nine-month period.  After considering actual development costs of $3.8 million for the quarter and $11 million for the nine-month period, cumulative development costs deducted exceeded actual development costs by $2.8 million at September 30, 2004.  See Note 2 to Condensed Financial Statements.

Overhead

Overhead increased 12% for the quarter and decreased 1% for the nine-month period.  Increased overhead for the quarter is primarily because of the annual rate adjustment based on an industry index and the timing of an annual Oklahoma administrative fee. Decreased overhead for the nine-month period is primarily because of adjustments related to prior periods in Wyoming, partially offset by the annual rate adjustment.

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

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings.

On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the United States District Court for the Western District of Oklahoma by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the U.S. False Claims Act against XTO Energy.  The plaintiff alleges that XTO Energy underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans in amounts in excess of 20% as a result of mismeasuring the volume of natural gas, incorrectly analyzing its heating content and improperly valuing the natural gas during at least the past ten years.  The plaintiff seeks treble damages for the unpaid royalties (with interest, attorneys fees and expenses), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for XTO Energy to cease the allegedly improper measuring practices.  This lawsuit against XTO Energy and similar lawsuits filed by Grynberg against more than 300 other companies have been consolidated in the United States District Court for Wyoming.  In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims, and Grynberg’s appeal of this decision was dismissed for lack of appellate jurisdiction in May 2003.  The parties have completed discovery regarding whether the plaintiff has met the jurisdictional prerequisites for maintaining an action under the U.S. False Claims Act.  In June 2004, XTO Energy joined with other defendants in filing a motion to dismiss, contending that the plaintiff has not satisfied the jurisdictional requirements to maintain this action.  A hearing on this motion has not been scheduled. While XTO Energy is unable to predict the outcome of this case or estimate the amount of any possible loss, it has informed the trustee that it believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action.  However, an order to change measuring practices or a related settlement could adversely affect the trust by reducing net proceeds in the future by an amount that is presently not determinable, but, in XTO Energy management’s opinion, is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.

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

No reports on Form 8-K were filed during the quarter. The trust furnished three reports on Form 8-K under Item 2.02 (or Item 12 prior to August 23, 2004) for this period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/s/ Nancy G. Willis
Nancy G. Willis
Vice President

XTO ENERGY INC.

Date: October 19, 2004	By	/s/ Louis G. Baldwin
Louis G. Baldwin
Executive Vice President and Chief Financial Officer