Form 10-K
period 2004-12-31
HUGOTON ROYALTY TRUST
filed 2005-03-14
CIK 862022

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission file number 1-10476

Hugoton Royalty Trust
(Exact name of registrant as specified in the Hugoton Royalty Trust Indenture)

Texas	58-6379215
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Bank of America, N.A.	75283-0650
Trustee	(Zip Code)
P.O. Box 830650
Dallas, Texas
(Address of principal executive offices)

Registrant's telephone number including area code: (877) 228-5083

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    [X]    No    [   ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes    [X]    No    [   ]

        The aggregate market value of the units of beneficial interest of the trust, based on the closing price on the New York Stock Exchange as of June 30, 2004 (the last business day of its most recently completed second fiscal quarter), held by non-affiliates of the registrant on that date was approximately $413 million.

        At February 28, 2005, there were 40,000,000 units of beneficial interest of the trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Listed below is the only document parts of which are incorporated herein by reference and the parts of this report into which the document is incorporated:

2004 Annual Report to Unitholders—Part II

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

        Effective December 1, 1998, XTO Energy (formerly known as Cross Timbers Oil Company) conveyed to the trust 80% net profits interests in certain predominantly natural gas producing working interest properties in Kansas, Oklahoma and Wyoming under three separate conveyances. In exchange for these net profits interest conveyances to the trust, 40 million units of beneficial interest were issued to XTO Energy. In April and May 1999, XTO Energy sold a total of 17 million units in the trust's initial public offering. In 1999 and 2000, XTO Energy also sold 1.3 million trust units to certain of its officers. The trust did not receive any proceeds from these sales of trust units. As of February 28, 2005, XTO Energy owned 21,705,893 units in the trust. Units are listed and traded on the New York Stock Exchange under the symbol "HGT."

        The net profits interests entitle the trust to receive 80% of the net proceeds from the sale of oil and gas from the underlying properties. Each month XTO Energy determines the amount of cash received from the sale of production and deducts property and production taxes, production expense, development costs and overhead.

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

        Approximately 92% of the net profits income received by the trust during 2004, as well as 94% of the estimated proved reserves of the net profits interests at December 31, 2004 (based on estimated future net cash flows using year-end oil and gas prices), is attributable to natural gas. There has historically been a greater demand for gas during the winter months than the rest of the year. Otherwise, trust income generally is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The trust conducts no research activities.

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

Hugoton Area

        Natural gas was discovered in the Hugoton area in 1922. With an estimated five million productive acres covering parts of Texas, Oklahoma and Kansas, the Hugoton area is one of the largest domestic natural gas producing areas. More than 64 trillion cubic feet of natural gas have been produced from the Hugoton area. During 2004, sales volumes from the underlying properties in the Hugoton area averaged approximately 27,000 Mcf of gas per day and 92 Bbls of oil per day.

        Most of the production from the underlying properties in the Hugoton area is from the Chase formation, at depths of 2,700 to 2,900 feet. XTO Energy has informed the trustee that it plans to develop other formations that underlie the 79,500 net acres held by production by the Chase formation wells, including the Council Grove between 2,950 and 3,400 feet, the Morrow between 6,000 and 6,300 feet, the Chester between 6,350 and 6,700 feet and the St. Louis between 7,500 and 8,000 feet. During 2004, a successful well was drilled to the Morrow and Chester horizons and an additional well is planned in 2005. XTO Energy has participated in 3-D seismic shoots covering 30,000 acres of XTO Energy's net acreage position beneath the Chase formation.

        XTO Energy continued its restimulation program in the Chase intervals, completing 27 of these restimulations in 2004. XTO Energy has informed the trustee that it plans to perform 50 Chase restimulations during 2005. Some of the Chase restimulations involve adding perforations in a tighter interval of the formation that was previously bypassed.

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

        XTO Energy delivers most of its Hugoton gas production to a gathering and processing system operated by a subsidiary. This system collects approximately 60% of its throughput from underlying properties, which, in recent months, has been approximately 16,800 Mcf per day from 270 wells. The gathering subsidiary purchases the gas from XTO Energy at the wellhead, gathers and transports the gas to its plant, and treats and processes the gas at the plant. The gathering subsidiary pays XTO Energy for wellhead volumes at a price of 80% to 85% of the net residue price received by XTO Energy's marketing affiliate. This affiliate currently sells the residue to a pipeline at a price based on the monthly pipeline index less $0.03 per MMBtu.

        Other Hugoton gas production is sold under a third party contract. Under the contract, XTO Energy receives 74.5% of the net proceeds received from the sale of the residue gas and liquids.

Anadarko Basin

        Oil and gas were discovered in the Anadarko Basin of western Oklahoma in 1945. Daily sales volumes from the underlying properties in the Anadarko Basin averaged 34,400 Mcf and 741 Bbls in 2004. XTO Energy is one of the largest producers in the Ringwood, Northwest Okeene and Cheyenne Valley fields in Major County, the principal producing region of the underlying properties in the Anadarko Basin.

        The fields in the Major County area are characterized by oil and gas production from a variety of structural and stratigraphic traps. Productive zones range from 6,500 to 9,400 feet and include the Oswego, Red Fork, Inola, Chester, Manning, Mississippian, Hunton and Arbuckle formations.

        In Major and Woodward counties, the Mississippian (Osage), Chester and Red Fork formations were the primary drilling targets in 2004. In Major County, XTO Energy successfully drilled 12 gross (8.6 net) wells and performed seven workovers. XTO Energy plans to drill up to eight wells and perform up to ten workovers in Major County during 2005. The most significant increase in 2004 new well production occurred in Woodward County, where eight gross (7.4 net) wells were successfully drilled and completed in the Chester formation and two workovers were performed. During 2005, XTO Energy plans to drill up to ten wells and perform up to five workovers in Woodward County.

        XTO Energy plans to further develop the underlying properties in the Major County area primarily through:

  •
  mechanical stimulation of existing wells,

  •
  installing artificial lift,

  •
  opening new producing zones in existing wells,

  •
  deepening existing wells to new producing zones, and

  •
  drilling additional wells.

        A gathering subsidiary of XTO Energy operates a 300-mile gathering system and pipeline in the Major County area. The gathering subsidiary and a third-party processor purchase natural gas produced at the wellhead from XTO Energy and other producers in the area under various agreements including life-of-production contracts. The gathering subsidiary gathers and transports the gas to a third-party processor, which processes the gas and pays XTO Energy and other producers for at least 50% of the liquids processed. After the gas is processed, the gathering subsidiary transports the gas via a residue pipeline to a connection with an interstate pipeline. The gathering subsidiary sells the residue gas to the marketing subsidiary of XTO Energy based upon the average price of several published indices. The gathering subsidiary pays this price to XTO Energy less a compression and gathering fee of approximately $0.31 per Mcf of residue gas. This gathering fee was previously approved by the Federal Energy Regulatory Commission when the gathering subsidiary was regulated. During 2004, the gathering system collected approximately 15,000 Mcf per day from over 400 wells, approximately 70% of which XTO Energy operates. Estimated capacity of the gathering system is 35,000 Mcf per day. The gathering subsidiary also provides contract operating services to properties in Woodward County, collecting approximately 9,700 Mcf per day from 80 wells, for a historical average fee of approximately $0.12 per Mcf.

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

        Daily 2004 sales volumes from the underlying properties in the Fontenelle Field averaged 21,200 Mcf of natural gas and 38 Bbls of oil. In 2004, XTO Energy successfully drilled seven wells and performed 13 workovers. XTO Energy has advised the trustee that it plans to perform up to seven workovers and may drill up to ten wells in the Green River Basin during 2005. XTO Energy also plans to further test reduction in pipeline pressure which has recently shown potential for increasing production in the Fontenelle Field.

        Potential development activities for the underlying properties in this area include:

  •
  installing artificial lift,

  •
  restimulating producing intervals utilizing new technology,

  •
  additional compression to lower line pressures,

  •
  opening new producing zones in existing wells,

  •
  deepening existing wells to new producing zones, and

  •
  drilling additional wells.

        XTO Energy markets the gas produced from the Fontenelle Unit and nearby properties under three different marketing arrangements. Under the agreement covering approximately 70% of the gas sold, XTO Energy compresses the gas on the lease, transports it off the lease and compresses the gas again prior to entry into the gas plant pipeline. The pipeline transports the gas 35 miles to the gas plant, where the gas is processed, then redelivered to XTO Energy and sold to XTO Energy's marketing subsidiary. The owner of the gas plant and related pipeline charges XTO Energy for operational fuel and processing. In 2004, the fuel charge was 0.2% of the volumes produced and the processing fee was $0.054 per MMBtu. The marketing subsidiary then sells the residue gas to third parties based upon a spot sales price and pays the net sales proceeds to XTO Energy. The marketing subsidiary does not receive a marketing fee. The gas not sold under the above arrangement is sold either under a similar arrangement where the fee is $0.15 per

MMBtu, or under a contract where XTO Energy directly sells the gas to a third party on the lease at an adjusted index price. Condensate is sold at the lease to an independent third party at market rates.

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

        The underlying properties are interests in developed properties located primarily in gas producing regions of Kansas, Oklahoma and Wyoming. The following is a summary of the approximate producing acreage of the underlying properties at December 31, 2004. Undeveloped acreage is not significant.

	Gross	Net
Hugoton Area	216,790	199,590
Anadarko Basin	152,042	113,946
Green River Basin	39,155	26,899

Total	407,987	340,435

        The following is a summary of the producing wells on the underlying properties as of December 31, 2004:

	Operated Wells		Nonoperated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Gas	1,108	999.8	264	62.2	1,372	1,062.0
Oil	105	94.0	6	1.7	111	95.7

Total	1,213	1,093.8	270	63.9	1,483	1,157.7

        The following is a summary of the number of wells drilled on the underlying properties during the years indicated. Unless otherwise indicated, all wells drilled are developmental. There were five gross (2.9 net) wells in process of drilling at December 31, 2004.

	2004		2003		2002
	Gross	Net	Gross	Net	Gross	Net
Completed gas wells (a)	25	19.2	23	18.4	24	15.4
Non-productive wells	4	1.5	—	—	—	—

Total	29	20.7	23	18.4	24	15.4

(a)
Included in completed gas wells are wells drilled on nonoperated interests totaling seven gross (1.07 net) in 2004, two gross (0.67 net) in 2003 and six gross (0.48 net) in 2002.

Oil and Gas Production

        Trust production is recognized in the period net profits income is received, which is the month following receipt by XTO Energy, and generally two months after the time of production. Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for the three years ended December 31, 2004 were as follows:

	2004	2003	2002
Production
Underlying Properties
Gas—Sales (Mcf)	30,238,663	31,490,564	34,315,145
Average per day (Mcf)	82,619	86,276	94,014
Oil—Sales (Bbls)	318,694	331,867	353,185
Average per day (Bbls)	871	909	968
Net Profits Interests
Gas—Sales (Mcf)	16,462,378	17,832,189	11,774,205
Average per day (Mcf)	44,979	48,855	32,258
Oil—Sales (Bbls)	184,487	196,005	123,142
Average per day (Bbls)	504	537	337
Average Sales Price
Gas (per Mcf)	$ 4.99	$ 4.54	$ 2.44
Oil (per Bbl)	$38.11	$30.13	$23.70

Oil and Natural Gas Reserves

  General

        Miller and Lents, Ltd., independent petroleum engineers, has estimated oil and gas reserves attributable to the underlying properties as of December 31, 2004, 2003, 2002 and 2001. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

        Estimated costs to plug and abandon wells on the underlying properties at the end of their productive lives have not been deducted from cash flows since this is not a legal obligation of the trust. These costs are the legal obligation of XTO Energy as the owner of the underlying working interests and will only be deducted from net proceeds payable to the trust if net proceeds from the related conveyance exceed such costs when paid, subject to excess cost carryforward provisions as described under Item 1. Business.

        Year-end weighted average realized gas prices used to determine the standardized measure were $5.68 per Mcf in 2004, $5.76 per Mcf in 2003, $4.37 per Mcf in 2002 and $2.34 per Mcf in 2001. Year-end oil prices used to determine the standardized measure were based on a West Texas Intermediate crude oil posted price of $40.25 per Bbl in 2004, $29.25 per Bbl in 2003, $28.00 per Bbl in 2002 and $16.75 per Bbl in 2001.

  Proved Reserves

(in thousands)	Underlying Properties		Net Profits Interests
	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
Balance, December 31, 2001	470,203	3,818	257,342	2,096
Extensions, additions and discoveries	12,076	117	6,979	68
Revisions of prior estimates	28,582	531	46,671	561
Property sales	(45)	(2)	(21)	(1)
Production—sales volumes	(34,315)	(353)	(11,774)	(123)

Balance, December 31, 2002	476,501	4,111	299,197	2,601
Extensions, additions and discoveries	10,008	—	6,185	—
Revisions of prior estimates	7,310	(10)	9,928	35
Production—sales volumes	(31,491)	(332)	(17,832)	(196)

Balance, December 31, 2003	462,328	3,769	297,478	2,440
Extensions, additions and discoveries	16,905	228	10,404	140
Revisions of prior estimates	(5,061)	115	(19,110)	31
Production—sales volumes	(30,239)	(319)	(16,462)	(184)

Balance, December 31, 2004	443,933	3,793	272,310	2,427

        Extensions, additions and discoveries in 2002, 2003 and 2004 are primarily related to delineation of additional proved undeveloped reserves in the Anadarko Basin. Revisions of prior estimates of the proved gas reserves for the underlying properties in each year are primarily because of changes in the year-end gas price and projected costs. Higher upward and downward revisions for the net profits interests as compared with the underlying properties in each year were caused by changes in year-end oil and gas prices which resulted in an increase or decrease in gas reserves allocated to the trust.

  Proved Developed Reserves

(in thousands)	Underlying Properties		Net Profits Interests
	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
December 31, 2001	401,846	3,297	228,472	1,876

December 31, 2002	407,959	3,580	260,806	2,296

December 31, 2003	396,847	3,294	257,841	2,148

December 31, 2004	381,768	3,308	235,766	2,131

  Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)	December 31
	2004	2003	2002
Underlying Properties
Future cash inflows	$2,680,376	$2,793,090	$2,193,359
Future costs:
Production	733,308	695,979	566,527
Development	57,059	52,779	56,864

Future net cash flows	1,890,009	2,044,332	1,569,968
10% discount factor	960,673	1,061,085	808,082

Standardized measure	$929,336	$983,247	$761,886

Net Profits Interests
Future cash inflows	$1,646,659	$1,797,949	$1,378,842
Future production taxes	134,652	162,484	122,868

Future net cash flows	1,512,007	1,635,465	1,255,974
10% discount factor	768,538	848,868	646,465

Standardized measure	$743,469	$786,597	$609,509

  Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)
	2004	2003	2002
Underlying Properties
Standardized measure, January 1	$983,247	$761,886	$366,894

Revisions:
Prices and costs	(43,990)	239,096	387,989
Quantity estimates	(7,115)	7,879	16,136
Accretion of discount	84,810	65,767	32,022
Future development costs	(22,304)	(7,150)	(20,105)
Production rates and other	(176)	158	(47)

Net revisions	11,225	305,750	415,995
Extensions, additions and discoveries	37,264	16,470	16,467
Production	(123,700)	(113,809)	(60,151)
Development costs	21,300	12,950	22,733
Sales in place	—	—	(52)

Net change	(53,911)	221,361	394,992

Standardized measure, December 31	$929,336	$983,247	$761,886

Net Profits Interests
Standardized measure, January 1	$786,597	$609,509	$293,515
Extensions, additions and discoveries	29,811	13,176	13,173
Accretion of discount	67,848	52,614	25,618
Revisions of prior estimates, changes in price and other (a)	(58,867)	191,986	307,178
Property sales	—	—	(41)
Net profits income	(81,920)	(80,688)	(29,934)

Standardized measure, December 31	$743,469	$786,597	$609,509

(a)
Revisions were primarily caused by the changes in year-end gas prices and projected costs.

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

Pricing and Sales Information

        A subsidiary of XTO Energy purchases most of XTO Energy's natural gas production at a monthly published index price, then sells the gas to third parties for the best available price. Any marketing gains or losses are not included in trust net proceeds. Oil production is generally marketed at the wellhead to third parties at the best available price. XTO Energy arranges for some of its natural gas to be processed by unaffiliated third parties and markets the natural gas liquids. The natural gas attributable to the underlying properties is marketed under contracts existing at trust inception. Contracts covering production from the Ringwood area of the Major County area are generally for the life of the lease, and the contract for the majority of production from the Hugoton area was extended through 2006. If new contracts are entered with unaffiliated third parties, the proceeds from sales under those new contracts will be included in gross proceeds from the underlying properties. If new contracts are entered with XTO Energy's marketing subsidiary, it may charge XTO Energy a fee that may not exceed 2% of the sales price of the oil and natural gas received from unaffiliated parties. The sales price is net of any deductions for transportation from the wellhead to the unaffiliated parties and any gravity or quality adjustments.

Item 3.    Legal Proceedings

        On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the United States District Court for the Western District of Oklahoma by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the U.S. False Claims Act against XTO Energy. The plaintiff alleges that XTO Energy underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans in amounts in excess of 20% as a result of mismeasuring the volume of natural gas, incorrectly analyzing its heating content and improperly valuing the natural gas during at least the past ten years. The plaintiff seeks treble damages for the unpaid royalties (with interest, attorneys fees and expenses), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for XTO Energy to cease the allegedly improper measuring practices. This lawsuit against XTO Energy and similar lawsuits filed by Grynberg against more than 300 other companies have been consolidated in the United States District Court for Wyoming. In October 2002, the court granted a motion to dismiss Grynberg's royalty valuation claims, and Grynberg's appeal of this decision was dismissed for lack of appellate jurisdiction in May 2003. The parties have completed discovery regarding whether the plaintiff has met the jurisdictional prerequisites for maintaining an action under the U.S. False Claims Act. In June 2004, XTO Energy joined with other defendants in filing a motion to dismiss, contending that the plaintiff has not satisfied the jurisdictional requirements to maintain this action. A hearing on this motion has been scheduled for March 2005. While XTO Energy is unable to predict the outcome of this case or estimate the amount of any possible loss, it has informed the trustee that it believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action. However, an order to change measuring practices or a related settlement could adversely affect the trust by reducing net proceeds in the future by an amount that is presently not determinable, but, in XTO Energy management's opinion, is not currently expected to be material to the trust's annual distributable income, financial position or liquidity.

        Certain of the underlying properties are involved in various other lawsuits and certain governmental proceedings arising in the ordinary course of business. XTO Energy has advised the trustee that it does not believe that the ultimate resolution of these claims will have a material effect on trust annual distributable income, financial position or liquidity.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of unitholders during 2004.

PART II

Item 5.    Market for Units of the Trust, Related Security Holder Matters and Trust Purchases of Units

        The section entitled "Units of Beneficial Interest" in the trust's annual report to unitholders for the year ended December 31, 2004 is incorporated herein by reference.

        The trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

Item 6.    Selected Financial Data

	Year Ended December 31
	2004	2003	2002	2001	2000
Net Profits Income	$81,920,014	$80,687,778	$29,934,195	$79,272,395	$56,812,141
Distributable Income	81,596,920	80,373,120	29,572,360	79,131,040	56,712,080
Distributable Income per Unit	2.039923	2.009328	0.739309	1.978276	1.417802
Distributions per Unit	2.039923	2.009328	0.739309	1.978276	1.417802
Total Assets at Year-End	189,499,334	198,952,087	208,721,083	217,127,992	232,057,603

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The "Trustee's Discussion and Analysis" of financial condition and results of operations for the three-year period ended December 31, 2004 in the trust's annual report to unitholders for the year ended December 31, 2004 is incorporated herein by reference.

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

Contractual Obligations

        As shown below, the trust had no obligations and commitments to make future contractual payments as of December 31, 2004, other than the December distribution payable to unitholders in January 2005, as reflected in the statement of assets, liabilities and trust corpus.

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Distribution payable to unitholders	$6,947,520	$6,947,520	$—	$—	$—

Related Party Transactions

        The underlying properties from which the net profits interests were carved are currently owned by XTO Energy, which operates approximately 95% of the underlying properties. In computing net proceeds, XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses on the underlying properties it operates. As of December 31, 2004, the monthly overhead charge was approximately $637,000 ($509,600 net to the trust) and is subject to annual adjustment based on an oil and gas industry index. As of February 28, 2005, XTO Energy owned 21,705,893, or 54.3%, of the 40,000,000 outstanding units.

        XTO Energy sells a significant portion of natural gas production from the underlying properties to certain of XTO Energy's wholly owned subsidiaries under contracts in existence when the trust was created, generally at amounts approximating monthly published market prices. For further information regarding natural gas sales from the underlying properties to affiliates of XTO Energy, see Item 2, Properties, and Note 6 to Financial Statements in the trust's annual report to unitholders for the year ended December 31, 2004. Total gas sales from the underlying properties to XTO Energy's wholly owned subsidiaries were $81.7 million, or 54% of total gas sales, for the year ended December 31, 2004, $76.5 million, or 54% of total gas sales, for the year ended December 31, 2003 and $59.1 million, or 71% of total gas sales, for the year ended December 31, 2002.

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

        This comprehensive basis of accounting other than generally accepted accounting principles corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. For further information regarding the trust's basis of accounting, see Note 2 to Financial Statements in the trust's annual report to unitholders for the year ended December 31, 2004.

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

  Oil and Gas Reserves

        The proved oil and gas reserves for the underlying properties are estimated by independent petroleum engineers. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof.

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

Forward-Looking Statements

        Certain information included in this annual report and other materials filed, or to be filed, by the trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, development activities, increased density drilling, maintenance projects, development, production and other costs, oil and gas prices, pricing differentials, proved reserves, production levels, litigation, regulatory matters and competition. Such forward-looking statements are based on XTO Energy's current plans, expectations, assumptions, projections and estimates and are identified by words such as "expects," "intends," "plans," "projects," "anticipates," "predicts," "believes," "goals," "estimates," "should," "could", and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. Some of the risk factors that could cause actual results to differ materially are discussed below.

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

        Increased Production Expense and Development Costs.    Production expense, development costs and overhead are deducted in the calculation of the trust's share of net proceeds. Accordingly, higher or lower production expense, development costs and overhead, without concurrent increases in revenue, will directly decrease or increase the amount received by the trust for its net profits interests. If production expense, development costs and overhead in a particular state exceed the production proceeds from the properties, the trust will not receive net proceeds for those properties until future proceeds from production in that state exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs.

        Reserve Estimates.    Estimating reserves is inherently uncertain. Petroleum engineers consider many factors and make assumptions in estimating reserves and future net cash flows. Lower oil and gas prices generally cause lower estimates of proved reserves. Ultimately, actual production, revenues and expenditures for the underlying properties will vary from estimates and those variances could be material. The trust's reserve quantities are based on estimates of reserves for the underlying properties. The method of allocating a portion of those reserves to the trust is complicated because the trust holds an interest in net profits and does not own a specific percentage of the oil and gas reserves.

        Operating Risks.    The occurrence of drilling, production or transportation accidents at any of the underlying properties will reduce trust distributions by the amount of uninsured costs. These accidents may result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. Any uninsured costs would be deducted as production expense in calculating net proceeds payable to the trust.

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

Item 8.    Financial Statements and Supplementary Data

        The financial statements of the trust and the notes thereto, together with the related reports of KPMG LLP dated March 14, 2005, appearing in the trust's annual report to unitholders for the year ended December 31, 2004, are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There have been no changes in accountants and no disagreements with the trust's independent registered public accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended December 31, 2004.

Item 9A.    Controls and Procedures

  Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        The trustee conducted an evaluation of the trust's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the trustee has concluded that the trust's disclosure controls and procedures were effective as of the end of the period covered by this annual report. In its evaluation of disclosure controls and procedures, the trustee has relied, to the extent considered reasonable, on information provided by XTO Energy.

  Trustee's Report on Internal Control Over Financial Reporting

        The trustee, Bank of America, N.A., is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The trustee conducted an evaluation of the effectiveness of the trust's internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the trustee's evaluation under the framework in Internal Control—Integrated Framework, the trustee concluded that the trust's internal control over financial reporting was effective as of December 31, 2004. The trustee's assessment of the effectiveness of the trust's internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in the trust's annual report to unitholders for the year ended December 31, 2004 which is incorporated herein by reference.

        There were no changes in the trust's internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the trust's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

        Section 16(a) of the Securities Exchange Act of 1934 requires that beneficial owners of more than 10% of the registrant's equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. The Securities and Exchange Commission has taken the position that executive officers and directors of XTO Energy must also file initial ownership reports and reports of changes in beneficial ownership. Copies of the reports must be provided to the trust. To the trustee's knowledge, based solely on the information furnished to the trust, the trust is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the trust units of beneficial interest during and for the year ended December 31, 2004.

        Because the trust has no employees, it does not have a code of ethics. Employees of the trustee, Bank of America, N.A., must comply with the bank's code of ethics, a copy of which will be provided to unitholders, without charge, upon request by appointment at Bank of America Plaza, 17th Floor, 901 Main Street, Dallas, Texas 75202.

Item 11.    Executive Compensation

        The trustee received the following annual compensation from 2002 through 2004 as specified in the trust indenture:

Name and Principal Position	Year	Other Annual Compensation (1)
Bank of America, N.A., Trustee	2004	$35,000
	2003	35,000
	2002	35,000

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

        (a)  Security Ownership of Certain Beneficial Owners. The following table sets forth as of February 28, 2005 information with respect to each person known to the trustee to beneficially own more than 5% of the outstanding units of the trust:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
XTO Energy Inc.	21,705,893 units (1)	54.3%
810 Houston Street Fort Worth, Texas 76102

(1)
XTO Energy has the sole power to vote and dispose of these units.

        (b)  Security Ownership of Management. The trust has no directors or executive officers. As of March 3, 2005, Bank of America, N.A. owned, in various fiduciary capacities, 45,005 units, with a shared right to vote 15,005 of these units and no right to vote 30,000 of these units. Bank of America, N.A. disclaims any beneficial interests in these units. The number of units reflected in this paragraph includes units held by all branches of Bank of America, N.A.

        (c)  Changes in Control. The trustee knows of no arrangements which may subsequently result in a change in control of the trust.

Item 13.    Certain Relationships and Related Transactions

        In computing net profits income paid to the trust for the net profits interests, XTO Energy deducts an overhead charge for reimbursement of administrative expenses of operating the underlying properties. This charge at December 31, 2004 was approximately $637,000 per month, or $7,644,000 annually (net to the trust of $509,600 per month or $6,115,200 annually), and is subject to annual adjustment based on an oil and gas industry index as defined in the trust agreement.

        XTO Energy sells a significant portion of natural gas production from the underlying properties to certain of its wholly owned subsidiaries under contracts in existence when the trust was created, generally at amounts approximating monthly published prices. For further information, see "Hugoton Area," "Anadarko Basin," "Green River Basin" and "Pricing and Sales Information," of Item 2.

        See Item 11 for the remuneration received by the trustee from 2002 through 2004 and Item 12(b) for information concerning units owned by the trustee, Bank of America, N.A., in various fiduciary capacities.

Item 14.    Principal Accounting Fees and Services

        Fees for services performed by KPMG LLP for the years ended December 31, 2004 and 2003:

	2004		2003
Audit fees	$76,206	(1)	$32,000
Audit-related fees	—		—
Tax fees	—		—
All other fees	—		—

	$76,206		$32,000

(1)
Includes fees of $39,206 related to audit of the trust's internal control over financial reporting.

        As referenced in Item 10, above, the trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to KPMG LLP.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as a part of this report:

1.
Financial Statements (incorporated by reference in Item 8 of this report)

    Independent Registered Public Accounting Firm Reports
    Statements of Assets, Liabilities and Trust Corpus at December 31, 2004 and 2003
    Statements of Distributable Income for the years ended December 31, 2004, 2003 and 2002
    Statements of Changes in Trust Corpus for the years ended December 31, 2004, 2003 and 2002
    Notes to Financial Statements

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
(13)		Hugoton Royalty Trust annual report to unitholders for the year ended December 31, 2004
(23.1)		Consent of KPMG LLP
(23.2)		Consent of Miller and Lents, Ltd.
(31)		Rule 13a-14(a)/15d-14(a) Certification
(32)		Section 1350 Certification

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

HUGOTON ROYALTY TRUST By BANK OF AMERICA, N.A., TRUSTEE
	By:	/s/ NANCY G. WILLIS Nancy G. Willis Vice President
XTO ENERGY INC.
Date: March 14, 2005	By:	/s/ LOUIS G. BALDWIN Louis G. Baldwin Executive Vice President and Chief Financial Officer

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
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES