Form 10-Q
period 2005-03-31
HUGOTON ROYALTY TRUST
filed 2005-04-29
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Outstanding as of April 1, 2005

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

HUGOTON ROYALTY TRUST

GLOSSARY OF TERMS

The following are definitions of significant terms used in this Form 10-Q:

Bbl	Barrel (of oil)

Mcf	Thousand cubic feet (of natural gas)

MMBtu	One million British Thermal Units, a common energy measurement

net proceeds	Gross proceeds received by XTO Energy from sale of production from the underlying properties, less applicable costs, as defined in the net profits interest conveyances

net profits income	Net proceeds multiplied by the net profits percentage of 80%, which is paid to the trust by XTO Energy. “Net profits income” is referred to as “royalty income” for tax reporting purposes.

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

working interest	An operating interest in an oil and gas property that provides the owner a specified share of production that is subject to all production expense and development costs

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements should be read in conjunction with the trust’s financial statements and the notes thereto included in the trust’s Annual Report on Form 10-K.  In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at March 31, 2005 and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2005 and 2004 have been included.  Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee
for the Hugoton Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of March 31, 2005 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2005 and 2004.  These condensed financial statements are the responsibility of the trustee.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of December 31, 2004, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein), included in the trust’s 2004 Annual Report on Form 10-K, and in our report dated March 14, 2005, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2004 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus included in the trust’s 2004 Annual Report on Form 10-K from which it has been derived.

KPMG LLP

Dallas, Texas

April 29, 2005

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	March 31, 2005	December 31, 2004
	(Unaudited)

ASSETS

Cash and short-term investments	$7,669,440	$6,947,520

Net profits interests in oil and gas properties - net	179,730,111	182,551,814

	$187,399,551	$189,499,334

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$7,669,440	$6,947,520

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	179,730,111	182,551,814

	$187,399,551	$189,499,334

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended March 31
	2005	2004

Net profits income	$25,818,940	$19,057,231

Interest income	20,050	4,102

Total income	25,838,990	19,061,333

Administration expense	140,830	84,573

Distributable income	$25,698,160	$18,976,760

Distributable income per unit (40,000,000 units)	$0.642454	$0.474419

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended March 31
	2005	2004

Trust corpus, beginning of period	$182,551,814	$193,245,847

Amortization of net profits interests	(2,821,703)	(2,728,245)

Distributable income	25,698,160	18,976,760

Distributions declared	(25,698,160)	(18,976,760)

Trust corpus, end of period	$179,730,111	$190,517,602

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

Costs deducted in the calculation of net proceeds for the 80% net profits interests generally include applicable taxes, transportation, marketing and legal costs, production expense, development costs, operating charges and other costs.

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

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the trust.  Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus.  Accumulated amortization was $67,336,840 as of March 31, 2005 and $64,515,137 as of December 31, 2004.

2.              Development Costs

The following summarizes actual development costs, the amount of development costs deducted in the calculation of net profits income and the cumulative actual development costs over the amount deducted:

	Three Months Ended March 31
	2005	2004

Cumulative development costs over the amount deducted - beginning of period	$(319,927)	$(1,583,988)
Actual development costs	(7,658,739)	(4,713,576)
Development costs deducted	6,800,000	5,100,000
Cumulative development costs over the amount deducted - end of period	$(1,178,666)	$(1,197,564)

The monthly development cost deduction was $1.7 million throughout 2004 until it was increased to $2 million beginning with the October 2004 distribution because of increased drilling in Oklahoma.  Because of continued development activity and based on the development cost budget for calendar year 2005, the monthly development cost deduction was increased to $2.4 million beginning with the February 2005 distribution.  XTO Energy has advised the trustee that it currently expects the monthly development cost deduction will remain at $2.4 million through 2005, subject to reevaluation and revision as necessary.

3.              Contingencies

Litigation

XTO Energy is a defendant in lawsuits related to the underlying properties that could, if adversely determined, decrease future trust distributable income attributable to production on or after December 1, 1998, the creation date of the trust.  Any damages relating to production prior to December 1, 1998 will be borne by XTO Energy.

On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the United States District Court for the Western District of Oklahoma by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the U.S. False Claims Act against XTO Energy.  The plaintiff alleges that XTO Energy underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans in amounts in excess of 20% as a result of mismeasuring the volume of natural gas, incorrectly analyzing its heating content and improperly valuing the natural gas during at least the past ten years.  The plaintiff seeks treble damages for the unpaid royalties (with interest, attorneys fees and expenses), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for XTO Energy to cease the allegedly improper measuring practices.  This lawsuit against XTO Energy and similar lawsuits filed by Grynberg against more than 300 other companies have been consolidated in the United States District Court for Wyoming.  In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims, and Grynberg’s appeal of this decision was dismissed for lack of appellate jurisdiction in May 2003.  The parties have completed discovery regarding whether the plaintiff has met the jurisdictional prerequisites for maintaining an action under the U.S. False Claims Act.  In June 2004, XTO Energy joined with other defendants in filing a motion to dismiss, contending that the plaintiff has not satisfied the jurisdictional requirements to maintain this action.  A hearing on this motion occurred in March 2005 and XTO Energy is waiting on a ruling from the court.  While XTO Energy is unable to predict the outcome of this case or estimate the amount of any possible loss, it has informed the trustee that it believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action.  However, an order to change measuring practices or a related settlement could adversely affect the trust by reducing net proceeds in the future by an amount that is presently not determinable, but, in XTO Energy management’s opinion, is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.

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

Item 2.  Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the trust’s 2004 annual report, as well as the condensed financial statements and notes thereto included in this quarterly report on Form 10-Q.  The trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the trust’s web site at www.hugotontrust.com.

Distributable Income

For the quarter ended March 31, 2005, net profits income was $25,818,940, as compared to $19,057,231 for first quarter 2004.  Increased net profits income is primarily the result of higher gas prices.  See “Net Profits Income” below.

After adding interest income of $20,050 and deducting administration expense of $140,830, distributable income for the quarter ended March 31, 2005 was $25,698,160, or $0.642454 per unit of beneficial interest.  Administration expense for the quarter increased 67% from the prior year quarter because of fees related to the 2004 audit of the trust’s internal control over financial reporting and the timing of expenditures.  Increased interest income over these periods was because of the increase in net profits income and higher interest rates.  For first quarter 2004, distributable income was $18,976,760, or $0.474419 per unit.  Distributions to unitholders for the quarter ended March 31, 2005 were:

Record Date	Payment Date	Distribution per Unit

January 31, 2005	February 14, 2005	$0.242368
February 28, 2005	March 14, 2005	0.208350
March 31, 2005	April 14, 2005	0.191736

		$0.642454

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production.  Net profits income is generally affected by three major factors:

•              oil and gas sales volumes,

•              oil and gas sales prices, and

•              costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended March 31 (a)		Increase
	2005	2004	(Decrease)

Sales Volumes

Gas (Mcf) (b)
Underlying properties	7,489,832	7,760,866	(3)%
Average per day	81,411	84,357	(3)%
Net profits interests	4,209,237	4,199,638	—

Oil (Bbls) (b)
Underlying properties	74,413	78,176	(5)%
Average per day	809	850	(5)%
Net profits interests	44,123	47,811	(8)%

Average Sales Prices
Gas (per Mcf)	$6.22	$4.60	35%
Oil (per Bbl)	$45.03	$31.52	43%

Revenues
Gas sales	$46,577,676	$35,666,582	31%
Oil sales	3,350,990	2,463,949	36%
Total Revenues	49,928,666	38,130,531	31%

Costs
Taxes, transportation and other	4,609,139	3,010,934	53%
Production expense	4,340,197	4,414,667	(2)%
Development costs (c)	6,800,000	5,100,000	33%
Overhead	1,905,655	1,783,391	7%
Total Costs	17,654,991	14,308,992	23%

Net Proceeds	32,273,675	23,821,539	35%

Net Profits Percentage	80%	80%

Net Profits Income	$25,818,940	$19,057,231	35%

(a)          Because of the two-month interval between time of production and receipt of net profits income by the trust, oil and gas sales for the quarter ended March 31 generally represent production for the period November through January.

(b)         Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs.  Changes in any of these factors may result in disproportionate fluctuations in volumes allocated to the net profits interests.  Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)          See Note 2 to Condensed Financial Statements.

The following are explanations of significant variances from first quarter 2004 to first quarter 2005:

Sales Volumes

First quarter gas sales volumes for the underlying properties decreased 3%, while oil sales volumes for the underlying properties decreased 5%.  Lower sales volumes are primarily because of natural production decline, partially offset by increased production from new wells and workovers.

Sales Prices

Gas

The first quarter 2005 average gas price was $6.22 per Mcf, a 35% increase from the first quarter 2004 average gas price of $4.60. Gas prices increased from first quarter 2004 to first quarter 2005 primarily because of increased demand and declining North American production.  Prices will continue to be affected by weather, the U.S. economy, the level of North American production and import levels of liquified natural gas, and are expected to remain volatile.  The average NYMEX price for February and March 2005 was $6.61 per MMBtu.  At April 20, 2005, the average NYMEX futures price for the following twelve months was $7.65 per MMBtu.  Recent trust gas prices have averaged approximately $0.70 per MMBtu lower than the NYMEX price.

Oil

The first quarter 2005 average oil price was $45.03 per Bbl, a 43% increase from the first quarter 2004 average oil price of $31.52.  Oil prices increased from first quarter 2004 to first quarter 2005 primarily because of increasing global demand and supply shortage concerns, the weaker U.S. dollar, market speculation and political instability.  Oil prices increased to record levels in April 2005, exceeding $58 per Bbl.  The average NYMEX price for February and March 2005 was $51.44 per Bbl.  At April 20, 2005, the average NYMEX futures price for the following twelve months was $54.88 per Bbl.  Recent trust oil prices have averaged approximately $1.20 per Bbl lower than the NYMEX price.

Costs

Taxes

Taxes, transportation and other increased 53% for the first quarter primarily because of increased production taxes related to higher revenues and increased property taxes related to the timing of cash disbursements.

Production

Production expense decreased 2% primarily because of decreased insurance and labor costs.

Development

Development costs deducted in the calculation of net profits income are based on the development budget.  These development costs for first quarter 2005 increased 33% from the prior year quarter because of increased 2005 development activity to be performed in western Oklahoma and southwestern Wyoming. During the first three months of 2005, three wells were completed on the underlying properties and four wells were pending completion at March 31.  XTO Energy has informed the trustee that it plans to drill up to 29 wells and perform 22 workovers and 50 restimulations during 2005.

As of December 31, 2004, actual costs exceeded cumulative development costs deducted by $319,927.  In calculating net profits income for the quarter ended March 31, 2005, XTO Energy deducted budgeted development costs of $6.8 million.  After considering actual development costs of $7.7 million for the quarter, actual costs exceeded cumulative development costs deducted by $1.2 million.  First quarter actual development costs primarily relate to disbursements for development activity in fourth quarter 2004.  XTO Energy has advised the trustee that it currently expects the monthly development cost deduction will remain at $2.4 million through 2005, subject to reevaluation and revision as necessary.  See Note 2 to Condensed Financial Statements.

Overhead

Overhead increased 7% primarily because of adjustments related to prior periods in Wyoming in first quarter 2004 and the annual rate adjustment based on an industry index.

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding the net profits interests, underlying properties, development activities, development, production and other costs, oil and gas prices, future drilling, workover and restimulation plans and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part II, Item 7 of the trust’s Annual Report on Form 10-K for the year ended December 31, 2004, which is incorporated by this reference as though fully set forth herein.  Although XTO Energy Inc. and the trustee believe that the expectations reflected in such forward-looking statements are reasonable, neither XTO Energy Inc. nor the trustee can give any assurance that such expectations will prove to be correct.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the trust’s market risks, as disclosed in Part II, Item 7A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

PART II - OTHER INFORMATION

Items 1 through 5.

Not applicable.

Item 6. Exhibits.

(a)	Exhibits.

Exhibit Number and Description
	(15)	Awareness letter of KPMG LLP

	(31)	Rule 13a-14(a)/15d-14(a) Certification

	(32)	Section 1350 Certification

	(99)	Items 7 and 7A to the Annual Report on Form 10-K for Hugoton Royalty Trust filed with the Securities and Exchange Commission on March 14, 2005 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

XTO ENERGY INC.

Date: April 29, 2005	By	/S/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President and Chief Financial Officer