Form 10-Q
period 2005-06-30
HUGOTON ROYALTY TRUST
filed 2005-07-20
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

NONE

(Former name, former address and former fiscal year, if changed since last report)

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

Outstanding as of July 15, 2005

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

HUGOTON ROYALTY TRUST

GLOSSARY OF TERMS

The following are definitions of significant terms used in this Form 10-Q:

Bbl	Barrel (of oil)

Mcf	Thousand cubic feet (of natural gas)

MMBtu	One million British Thermal Units, a common energy measurement

net proceeds	Gross proceeds received by XTO Energy Inc. from sale of production from the underlying properties, less applicable costs, as defined in the net profits interest conveyances

net profits income	Net proceeds multiplied by the net profits percentage of 80%, which is paid to the trust by XTO Energy Inc. “Net profits income” is referred to as “royalty income” for income tax purposes.

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

XTO Energy Inc.’s interest in certain oil and gas properties from which the net profits interests were conveyed. The underlying properties include working interests in predominantly gas-producing properties located in Kansas, Oklahoma and Wyoming.

working interest	An operating interest in an oil and gas property that provides the owner a specified share of production that is subject to all production expense and development costs

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements should be read in conjunction with the trust’s financial statements and the notes thereto included in the trust’s Annual Report on Form 10-K.  In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at June 30, 2005 and the distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2005 and 2004 have been included.  Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee
for the Hugoton Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of June 30, 2005 and the related condensed statements of distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2005 and 2004.  These condensed financial statements are the responsibility of the trustee.

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

KPMG LLP

Dallas, Texas

July 19, 2005

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Cash and short-term investments	$8,746,880	$6,947,520

Net profits interests in oil and gas properties - net (Note 1)	177,114,508	182,551,814

	$185,861,388	$189,499,334

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$8,746,880	$6,947,520

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	177,114,508	182,551,814

	$185,861,388	$189,499,334

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Net profits income	$22,965,660	$18,289,557	$48,784,600	$37,346,788

Interest income	21,859	6,751	41,909	10,853

Total income	22,987,519	18,296,308	48,826,509	37,357,641

Administration expense	155,479	117,748	296,309	202,321

Distributable income	$22,832,040	$18,178,560	$48,530,200	$37,155,320

Distributable income per unit (40,000,000 units)	$0.570801	$0.454464	$1.213255	$0.928883

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Trust corpus, beginning of period	$179,730,111	$190,517,602	$182,551,814	$193,245,847

Amortization of net profits interests	(2,615,603)	(2,517,221)	(5,437,306)	(5,245,466)

Distributable income	22,832,040	18,178,560	48,530,200	37,155,320

Distributions declared	(22,832,040)	(18,178,560)	(48,530,200)	(37,155,320)

Trust corpus, end of period	$177,114,508	$188,000,381	$177,114,508	$188,000,381

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.              Basis of Accounting

The financial statements of Hugoton Royalty Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with generally accepted accounting principles (“GAAP”):

•              Net profits income recorded for a month is the amount computed and paid by XTO Energy Inc., the owner of the underlying properties, to Bank of America, N.A., as trustee for the trust.  Net profits income consists of net proceeds received by XTO Energy Inc. from the underlying properties in the prior month, multiplied by a net profits percentage of 80%.

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

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy Inc.’s historical net book value for the interests on December 1, 1998, the date of the transfer to the trust.  Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus.  Accumulated amortization was $69,952,443 as of June 30, 2005 and $64,515,137 as of December 31, 2004.

2.              Development Costs

The following summarizes actual development costs, the amount of development costs deducted in the calculation of net profits income and the cumulative actual development costs (over) under the amount deducted:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Cumulative development costs (over) the amount deducted - beginning of period	$(1,178,666)	$(1,197,564)	$(319,927)	$(1,583,988)
Actual development costs	(6,972,845)	(2,482,431)	(14,631,584)	(7,196,007)
Development costs deducted	7,200,000	5,100,000	14,000,000	10,200,000
Cumulative development costs (over) under the amount deducted - end of period	$(951,511)	$1,420,005	$(951,511)	$1,420,005

The monthly development cost deduction was $1.7 million throughout 2004 until it was increased to $2 million beginning with the October 2004 distribution because of increased drilling in Oklahoma.  Because of increased development activity and higher drilling costs, the monthly development cost deduction was increased to $2.4 million beginning with the February 2005 distribution and was increased again to $3.3 million beginning with the July 2005 distribution.  XTO Energy Inc. has advised the trustee that it currently expects the monthly development cost deduction will remain at $3.3 million for the remainder of 2005, subject to reevaluation and revision as necessary.

3.              Contingencies

Litigation

XTO Energy Inc. is a defendant in lawsuits related to the underlying properties that could, if adversely determined, decrease future trust distributable income attributable to production on or after December 1, 1998, the creation date of the trust.  Any damages relating to production prior to December 1, 1998 will be borne by XTO Energy Inc.

On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the United States District Court for the Western District of Oklahoma by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the U.S. False Claims Act against XTO Energy Inc.  The plaintiff alleges that XTO Energy Inc. underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans in amounts in excess of 20% as a result of mismeasuring the volume of natural gas, incorrectly analyzing its heating content and improperly valuing the natural gas during at least the past ten years.  The plaintiff seeks treble damages for the unpaid royalties (with interest, attorneys’ fees and expenses), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for XTO Energy Inc. to cease the allegedly improper measuring practices.  This lawsuit against XTO Energy Inc. and similar lawsuits filed by Grynberg against more than 300 other companies have been consolidated in the United States District Court for Wyoming.  In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims, and Grynberg’s appeal of this decision was dismissed for lack of appellate jurisdiction in May 2003.  The parties have completed discovery regarding whether the plaintiff has met the jurisdictional prerequisites for maintaining an action under the U.S. False Claims Act.  In June 2004, XTO Energy Inc. joined with other defendants in filing a motion to dismiss, contending that the plaintiff has not satisfied the jurisdictional requirements to maintain this action.  A hearing on this motion occurred in March 2005, and in May 2005, the special master, who was appointed by the district judge to expedite matters in the case, issued a report and recommendation to dismiss the case against some of the defendants but to retain jurisdiction of the case involving XTO Energy Inc. and other defendants.  XTO Energy Inc. and other defendants filed a motion to modify the special master’s report.  While XTO Energy Inc. is unable to predict the outcome of this case or estimate the amount of any possible loss, it has informed the trustee that it believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action.  However, an order to change measuring practices or a related settlement could adversely affect the trust by reducing net proceeds in the future by an amount that is presently not determinable, but, in XTO Energy Inc. management’s opinion, is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.

Certain of the underlying properties are involved in various other lawsuits and certain governmental proceedings arising in the ordinary course of business. XTO Energy Inc. has advised the trustee that it does not believe that the ultimate resolution of these claims will have a material effect on trust annual distributable income, financial position or liquidity.

Other

Several states have enacted legislation to require state income tax withholding from nonresident recipients of oil and gas proceeds.  After consultation with its state tax counsel, XTO Energy Inc. has advised the trustee that it believes the trust is not subject to these withholding requirements.  However, regulations are subject to change by the various states, which could change this conclusion.  In the event it is determined that the trust is required to withhold state taxes, distributions to the unitholders would be reduced by the required amount, subject to the unitholder’s right to file a state tax return to claim any refund due.

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

Distributable Income

Quarter

For the quarter ended June 30, 2005, net profits income was $22,965,660, as compared to $18,289,557 for second quarter 2004.  This 26% increase in net profits income is primarily the result of higher oil and gas prices.  See “Net Profits Income” on the following page.

After adding interest income of $21,859 and deducting administration expense of $155,479, distributable income for the quarter ended June 30, 2005 was $22,832,040, or $0.570801 per unit of beneficial interest.  Administration expense for the quarter increased 32% from the prior year quarter primarily because of the timing of expenditures.  For second quarter 2004, distributable income was $18,178,560 or $0.454464 per unit.  Distributions to unitholders for the quarter ended June 30, 2005 were:

Record Date	Payment Date	Distribution per Unit

April 29, 2005	May 13, 2005	$0.163129
May 31, 2005	June 14, 2005	0.189000
June 30, 2005	July 15, 2005	0.218672
		$0.570801

Six Months

For the six months ended June 30, 2005, net profits income was $48,784,600, compared with $37,346,788 for the same 2004 period.  This 31% increase in net profits income is primarily the result of higher oil and gas prices.  See “Net Profits Income” on the following page.

After adding interest income of $41,909 and deducting administration expense of $296,309, distributable income for the six months ended June 30, 2005 was $48,530,200, or $1.213255 per unit of beneficial interest.  Administration expense for the first six months of 2005 was 46% higher than in the first six months of 2004 primarily because of fees related to the 2004 audit of the trust’s internal control over financial reporting and the timing of expenditures.  For the six months ended June 30, 2004, distributable income was $37,155,320, or $0.928883 per unit.

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy Inc., and generally two months after oil and gas production.  Net profits income is generally affected by three major factors:

•              oil and gas sales volumes,

•              oil and gas sales prices, and

•              costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended June 30 (a)		Increase	Six Months Ended June 30 (a)		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	7,212,301	7,360,541	(2)%	14,702,133	15,121,407	(3)%
Average per day	81,037	81,784	(1)%	81,227	83,085	(2)%
Net profits interests	3,901,719	3,875,212	1%	8,110,956	8,074,850	—

Oil (Bbls) (b)
Underlying properties	85,227	79,676	7%	159,640	157,852	1%
Average per day	958	885	8%	882	867	2%
Net profits interests	44,828	43,311	4%	88,951	91,122	(2)%

Average Sales Prices
Gas (per Mcf)	$5.85	$4.77	23%	$6.04	$4.68	29%
Oil (per Bbl)	$50.38	$35.60	42%	$47.89	$33.58	43%

Revenues
Gas sales	$42,222,430	$35,146,341	20%	$88,800,106	$70,812,923	25%
Oil sales	4,293,413	2,836,538	51%	7,644,403	5,300,487	44%

Total Revenues	46,515,843	37,982,879	22%	96,444,509	76,113,410	27%

Costs
Taxes, transportation and other	4,315,085	3,500,087	23%	8,924,224	6,511,021	37%
Production expense	4,387,547	4,690,989	(6)%	8,727,744	9,105,656	(4)%
Development costs (c)	7,200,000	5,100,000	41%	14,000,000	10,200,000	37%
Overhead	1,906,136	1,829,857	4%	3,811,791	3,613,248	5%

Total Costs	17,808,768	15,120,933	18%	35,463,759	29,429,925	21%

Net Proceeds	28,707,075	22,861,946	26%	60,980,750	46,683,485	31%

Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$22,965,660	$18,289,557	26%	$48,784,600	$37,346,788	31%

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

(c)        See Note 2 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from second quarter 2004 to second quarter 2005 and from the first six months of 2004 to the comparable period in 2005:

Sales Volumes

Gas

Gas sales volumes decreased 2% for the second quarter and 3% for the six-month period primarily because of natural production decline and the timing of cash receipts, partially offset by increased production from new wells and workovers.

Oil

Oil sales volumes increased 7% for the second quarter and 1% for the six-month period primarily because of increased production from new wells and workovers and the timing of cash receipts, partially offset by natural production decline.

Sales Prices

Gas

The second quarter 2005 average gas price was $5.85 per Mcf, a 23% increase from the second quarter 2004 average gas price of $4.77 per Mcf.  For the six-month period, the average gas price increased 29% to $6.04 per Mcf in 2005 from $4.68 per Mcf in 2004.  Gas prices increased for the second quarter and for the six-month period primarily because of increased demand and declining North American production.  Prices will continue to be affected by weather, the U.S. economy, the level of North American production, crude oil prices and import levels of liquified natural gas, and are expected to remain volatile.  The second quarter 2005 gas price is primarily related to production from February through April 2005, when the average NYMEX price was $6.80 per MMBtu, or 22% higher than the comparable 2004 period average NYMEX price of $5.56 per MMBtu.  The average NYMEX price for May and June 2005 was $6.85 per MMBtu.  At July 15, 2005, the average NYMEX futures price for the following twelve months was $8.30 per MMBtu.  Recent trust gas prices have averaged approximately $0.50 per MMBtu lower than the NYMEX price.

Oil

The second quarter 2005 average oil price was $50.38 per Bbl, a 42% increase from the second quarter 2004 average oil price of $35.60 per Bbl.  The year-to-date average oil price increased 43% to $47.89 per Bbl in 2005 from $33.58 per Bbl in 2004.  Oil prices increased for the second quarter and for the six-month period primarily because of increasing global demand and supply shortage concerns, the weaker U.S. dollar, market speculation and political instability.  Oil prices increased to record levels in July 2005, exceeding $61.00 per Bbl.  The average NYMEX price for May and June 2005 was $53.18 per Bbl.  At July 15, 2005, the average NYMEX futures price for the following twelve months was $59.93 per Bbl.  Recent trust oil prices have averaged approximately $2.50 per Bbl lower than the NYMEX price.

Costs

Taxes

Taxes, transportation and other increased 23% for the quarter and 37% for the six-month period primarily because of increased production taxes related to higher revenues.  In addition, increased taxes, transportation and other for the six-month period was because of increased property taxes related to the timing of cash disbursements.

Production

Production expense decreased 6% for the quarter and 4% for the six-month period primarily because of decreased maintenance, insurance and labor costs related to the timing of maintenance projects.

Development

Development costs deducted in the calculation of net profits income are based on the development budget.  These development costs increased 41% for the second quarter and 37% for the six-month period primarily because of increased development activity in western Oklahoma and higher drilling costs in 2005.  During the first half of 2005, 13 wells were completed and five wells were pending completion on the underlying properties at June 30.  XTO Energy Inc. has informed the trustee that it plans to drill up to 29 wells and perform 22 workovers and 50 restimulations during 2005.

As of December 31, 2004, actual costs exceeded cumulative development costs deducted by $319,927.  In calculating net profits income, XTO Energy Inc. deducted budgeted development costs of $7.2 million for the quarter and $14 million for the six-month period.  After considering actual development costs of $7 million for the quarter and $14.6 million for the six-month period, cumulative actual development costs exceeded budgeted development costs deducted by approximately $1 million at June 30, 2005.  See Note 2 to Condensed Financial Statements.

Because of increased development activity and higher drilling costs, the monthly development cost deduction was increased from $2.4 million to $3.3 million beginning with the July 2005 distribution.  XTO Energy Inc. has advised the trustee that it currently expects the monthly development cost deduction will remain at $3.3 million for the remainder of 2005, subject to reevaluation and revision as necessary.

Overhead

Overhead increased 4% for the quarter and 5% for the six-month period because of the annual rate adjustment based on an industry index.

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

Item 4.            Controls and Procedures.

As of the end of the period covered by this report, the trustee carried out an evaluation of the effectiveness of the design and operation of the trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, the trustee concluded that the trust’s disclosure controls and procedures are effective in timely alerting the trustee to material information relating to the trust required to be included in the trust’s periodic filings with the Securities and Exchange Commission.  In its evaluation of disclosure controls and procedures, the trustee has relied, to the extent considered reasonable, on information provided by XTO Energy Inc.  There has not been any change in the trust’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the trust’s internal control over financial reporting.

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

HUGOTON ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

XTO ENERGY INC.

Date: July 20, 2005	By	/S/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President
and Chief Financial Officer