Form 10-Q
period 2005-09-30
HUGOTON ROYALTY TRUST
filed 2005-10-26
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of October 1, 2005

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements should be read in conjunction with the trust’s financial statements and the notes thereto included in the trust’s Annual Report on Form 10-K.  In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at September 30, 2005 and the distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2005 and 2004 have been included.  Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee
for the Hugoton Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of September 30, 2005 and the related condensed statements of distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2005 and 2004.  These condensed financial statements are the responsibility of the trustee.

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

KPMG LLP

Dallas, Texas

October 21, 2005

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Cash and short-term investments	$8,808,240	$6,947,520

Net profits interests in oil and gas properties - net (Note 1)	174,484,666	182,551,814

	$183,292,906	$189,499,334

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$8,808,240	$6,947,520

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	174,484,666	182,551,814

	$183,292,906	$189,499,334

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004

Net profits income	$24,325,921	$23,521,511	$73,110,521	$60,868,299

Interest income	29,600	9,303	71,509	20,156

Total income	24,355,521	23,530,814	73,182,030	60,888,455

Administration expense	51,321	101,974	347,630	304,295

Distributable income	$24,304,200	$23,428,840	$72,834,400	$60,584,160

Distributable income per unit (40,000,000 units)	$0.607605	$0.585721	$1.820860	$1.514604

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004

Trust corpus, beginning of period	$177,114,508	$188,000,381	$182,551,814	$193,245,847

Amortization of net profits interests	(2,629,842)	(2,808,249)	(8,067,148)	(8,053,715)

Distributable income	24,304,200	23,428,840	72,834,400	60,584,160

Distributions declared	(24,304,200)	(23,428,840)	(72,834,400)	(60,584,160)

Trust corpus, end of period	$174,484,666	$185,192,132	$174,484,666	$185,192,132

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

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy Inc.’s historical net book value for the interests on December 1, 1998, the date of the transfer to the trust.  Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus.  Accumulated amortization was $72,582,285 as of September 30, 2005 and $64,515,137 as of December 31, 2004.

2.              Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Development Costs
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Cumulative actual costs (over) under the amount deducted - beginning of period	$(951,511)	$1,420,005	$(319,927)	$(1,583,988)
Actual costs	(10,883,949)	(3,757,300)	(25,515,533)	(10,953,307)
Budgeted costs deducted	9,900,000	5,100,000	23,900,000	15,300,000
Cumulative actual costs (over) under the amount deducted - end of period	$(1,935,460)	$2,762,705	$(1,935,460)	$2,762,705

The monthly development deduction was $2 million in January 2005; it has been increased three times during 2005 as a result of increased development activity and higher costs.  The deductions were increased to $2.4 million beginning with the February distribution, to $3.3 million beginning with the July distribution and to $5.1 million beginning with the October distribution.  XTO Energy Inc. has advised the trustee that it currently expects the monthly deduction will remain at $5.1 million for the remainder of 2005, subject to reevaluation and revision as necessary.

3.              Contingencies

Litigation

XTO Energy Inc. is a defendant in lawsuits related to the underlying properties that could, if adversely determined, decrease future trust distributable income attributable to production on or after December 1, 1998, the creation date of the trust.  Any damages relating to production prior to December 1, 1998 will be borne by XTO Energy Inc.

On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the United States District Court for the Western District of Oklahoma by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the U.S. False Claims Act against XTO Energy Inc.  The plaintiff alleges that XTO Energy Inc. underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans in amounts in excess of 20% as a result of mismeasuring the volume of natural gas, incorrectly analyzing its heating content and improperly valuing the natural gas during at least the past ten years.  The plaintiff seeks treble damages for the unpaid royalties (with interest, attorneys’ fees and expenses), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for XTO Energy Inc. to cease the allegedly improper measuring practices.  This lawsuit against XTO Energy Inc. and similar lawsuits filed by Grynberg against more than 300 other companies have been consolidated in the United States District Court for Wyoming.  In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims, and Grynberg’s appeal of this decision was dismissed for lack of appellate jurisdiction in May 2003.  The parties have completed discovery regarding whether the plaintiff has met the jurisdictional prerequisites for maintaining an action under the U.S. False Claims Act.  In June 2004, XTO Energy Inc. joined with other defendants in filing a motion to dismiss, contending that the plaintiff has not satisfied the jurisdictional requirements to maintain this action.  A hearing on this motion occurred in March 2005, and in May 2005, the special master, who was appointed by the district judge to expedite matters and make recommendations to the district judge in the case, issued a report and recommendation to dismiss the case against some defendants but to retain jurisdiction of the case involving XTO Energy Inc. and other defendants.  XTO Energy Inc. and other defendants filed a motion to modify the special master’s report, requesting the district judge to also dismiss the case as to XTO Energy Inc. and other defendants.  While XTO Energy Inc. is unable to predict the outcome of this case or estimate the amount of any possible loss, it has informed the trustee that it believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action.  However, an order to change measuring practices or a related settlement could adversely affect the trust by reducing net proceeds in the future by an amount that is presently not determinable, but, in XTO Energy Inc. management’s opinion, is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.

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

Distributable Income

Quarter

For the quarter ended September 30, 2005, net profits income was $24,325,921, as compared to $23,521,511 for third quarter 2004.  This 3% increase in net profits income is primarily the result of higher oil and gas prices.  See “Net Profits Income” on the following page.

After adding interest income of $29,600 and deducting administration expense of $51,321, distributable income for the quarter ended September 30, 2005 was $24,304,200, or $0.607605 per unit of beneficial interest.  Administration expense for the quarter decreased 50% from the prior year quarter primarily because of the timing of expenditures.  For third quarter 2004, distributable income was $23,428,840 or $0.585721 per unit.  Distributions to unitholders for the quarter ended September 30, 2005 were:

		Distribution
Record Date	Payment Date	per Unit

July 29, 2005	August 12, 2005	$0.210129
August 31, 2005	September 15, 2005	0.177270
September 30, 2005	October 17, 2005	0.220206
		$0.607605

Nine Months

For the nine months ended September 30, 2005, net profits income was $73,110,521, compared with $60,868,299 for the same 2004 period.  This 20% increase in net profits income is primarily the result of higher oil and gas prices.  See “Net Profits Income” on the following page.

After adding interest income of $71,509 and deducting administration expense of $347,630, distributable income for the nine months ended September 30, 2005 was $72,834,400, or $1.820860  per unit of beneficial interest.  Administration expense for the first nine months of 2005 was 14% higher than in the first nine months of 2004 primarily because of fees related to the audit of the trust’s internal control over financial reporting for 2004 and the timing of expenditures.  For the nine months ended September 30, 2004, distributable income was $60,584,160 or $1.514604 per unit.

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy Inc., and generally two months after oil and gas production.  Net profits income is generally affected by three major factors:

•              oil and gas sales volumes,

•              oil and gas sales prices, and

•              costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended September 30 (a)		Increase	Nine Months Ended September 30 (a)		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	7,639,778	7,610,566	—	22,341,911	22,731,973	(2)%
Average per day	83,041	82,724	—	81,839	82,963	(1)%
Net profits interests	3,922,803	4,323,048	(9)%	12,033,759	12,397,898	(3)%

Oil (Bbls) (b)
Underlying properties	85,765	82,513	4%	245,405	240,365	2%
Average per day	932	897	4%	899	877	3%
Net profits interests	42,973	47,015	(9)%	131,924	138,137	(4)%

Average Sales Prices
Gas (per Mcf)	$6.17	$5.50	12%	$6.09	$4.96	23%
Oil (per Bbl)	$52.49	$38.59	36%	$49.49	$35.30	40%

Revenues
Gas sales	$47,155,805	$41,844,270	13%	$135,955,911	$112,657,193	21%
Oil sales	4,501,609	3,183,986	41%	12,146,012	8,484,473	43%

Total Revenues	51,657,414	45,028,256	15%	148,101,923	121,141,666	22%

Costs
Taxes, transportation and other	4,606,027	3,819,435	21%	13,530,251	10,330,456	31%
Production expense	4,761,078	4,666,777	2%	13,488,822	13,772,433	(2)%
Development costs (c)	9,900,000	5,100,000	94%	23,900,000	15,300,000	56%
Overhead	1,982,908	2,040,155	(3)%	5,794,699	5,653,403	2%

Total Costs	21,250,013	15,626,367	36%	56,713,772	45,056,292	26%

Net Proceeds	30,407,401	29,401,889	3%	91,388,151	76,085,374	20%

Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$24,325,921	$23,521,511	3%	$73,110,521	$60,868,299	20%

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

(c)                                  See Note 2 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from third quarter 2004 to third quarter 2005 and from the first nine months of 2004 to the comparable period in 2005:

Sales Volumes

Gas

Third quarter gas sales volumes remained relatively unchanged as increased production from new wells and workovers and the timing of cash receipts was offset by natural production decline.  Gas sales volumes for the nine-month period decreased 2% primarily because of natural production decline and the timing of cash receipts, partially offset by increased production from new wells and workovers.

Oil

Oil sales volumes increased 4% for the third quarter and 2% for the nine-month period primarily because of increased production from new wells and workovers and the timing of cash receipts, partially offset by natural production decline.

See “Gulf of Mexico Hurricanes” below.

Sales Prices

Gas

The third quarter 2005 average gas price was $6.17 per Mcf, a 12% increase from the third quarter 2004 average gas price of $5.50 per Mcf.  For the nine-month period, the average gas price increased 23% to $6.09 per Mcf in 2005 from $4.96 per Mcf in 2004.  Gas prices increased for the third quarter and for the nine-month period primarily because of increased demand, warmer-than-normal temperatures and reduced gas production as a result of July tropical storms in the Gulf of Mexico.  Prices will continue to be affected by weather, the U.S. economy, the level of North American production, crude oil prices and import levels of liquified natural gas, and are expected to remain volatile.  The third quarter 2005 gas price is primarily related to production from May through July 2005, when the average NYMEX price was $7.08 per MMBtu, or 13% higher than the comparable 2004 period average NYMEX price of $6.25 per MMBtu.  The average NYMEX price for August and September 2005 was $10.68 per MMBtu.  At October 21, 2005, the average NYMEX futures price for the following twelve months was $11.58 per MMBtu.  The trust gas price for August 2005 production, included in the October 2005 distribution, was $1.05 per Mcf lower than the NYMEX price.  This decrement is expected to widen for September and October production, which will affect the November and December 2005 distributions.

Oil

The third quarter 2005 average oil price was $52.49 per Bbl, a 36% increase from the third quarter 2004 average oil price of $38.59 per Bbl.  The year-to-date average oil price increased 40% to $49.49 per Bbl in 2005 from $35.30 per Bbl in 2004.  Oil prices increased for the third quarter and for the nine-month period primarily because of increasing global demand and supply shortage concerns, inadequate refining capacity, reduced production as a result of July tropical storms in the Gulf of Mexico, market speculation and political instability, and are expected to remain volatile.  Oil prices increased to record levels in August 2005, exceeding $69.00 per Bbl.  The average NYMEX price for August and September 2005 was $65.22 per Bbl.  At October 21, 2005, the average NYMEX futures price for the following twelve months was $61.12 per Bbl.  Recent trust oil prices have averaged approximately $2.40 per Bbl lower than the NYMEX price.

See “Gulf of Mexico Hurricanes” below.

Costs

Taxes

Taxes, transportation and other increased 21% for the quarter and 31% for the nine-month period primarily because of increased production taxes related to higher revenues.  The increase for the nine-month period was also affected by property taxes related to the timing of cash disbursements.

Production

Production expense increased 2% for the quarter and decreased 2% for the nine-month period.  Fluctuations in production expense are primarily because of the timing of maintenance projects as well as the timing of cash disbursements.

Development

Development costs deducted in the calculation of net profits income are based on the development budget.  These development costs increased 94% for the third quarter and 56% for the nine-month period primarily because of increased development activity in western Oklahoma and higher drilling costs in 2005.  During the first nine months of 2005, 24 wells were completed and four wells were pending completion on the underlying properties at September 30.  XTO Energy Inc. has informed the trustee that it plans to drill 37 wells and perform approximately 25 workovers and 65 restimulations during 2005.

As of December 31, 2004, cumulative actual development costs exceeded cumulative budgeted costs deducted by $319,927.  In calculating net profits income, XTO Energy Inc. deducted budgeted costs of $9.9 million for the quarter and $23.9 million for the nine-month period.  After considering actual costs of $10.9 million for the quarter and $25.5 million for the nine-month period, cumulative actual costs exceeded cumulative budgeted costs deducted by $1.9 million at September 30, 2005.  See Note 2 to Condensed Financial Statements.

Because of increased development activity and higher costs, the monthly development cost deduction was increased from $2.4 million to $3.3 million beginning with the July 2005 distribution and to $5.1 million beginning with the October 2005 distribution.  Development projects have recently been accelerated because of gas supply disruptions and higher prices.  XTO Energy Inc. has advised the trustee that it currently expects the monthly development cost deduction will remain at $5.1 million for the remainder of 2005, subject to reevaluation and revision as necessary.

Overhead

Overhead decreased 3% for the quarter and increased 2% for the nine-month period.  Decreased overhead for the quarter is primarily because of the timing of an annual Oklahoma administrative fee.  Increased overhead for the nine-month period is primarily because of the annual rate adjustment based on an industry index.

Gulf of Mexico Hurricanes

In late August and September 2005, hurricanes in the Gulf of Mexico disrupted a significant portion of U.S. oil and gas production, leading to higher prices.  These increased prices will affect distributions to unitholders beginning with the November 2005 distribution to be paid in December 2005.  The underlying properties to the trust are not located near the Gulf and related production was not significantly affected. However, because of greater supply and weaker demand in areas where trust related oil and gas is produced, the price received for such production will be significantly lower than the price received for Gulf production or NYMEX prices.  As a result of storm damages and related supply shortages, production expense and development costs are expected to increase throughout the industry.  The duration of these higher prices and costs cannot be predicted.

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding the net profits interests, underlying properties, development activities, development, production and other costs and expenses, oil and gas prices and differentials to NYMEX prices, supply shortages, future drilling, workover and restimulation plans, distributions to unitholders and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part II, Item 7 of the trust’s Annual Report on Form 10-K for the year ended December 31, 2004, which is incorporated by this reference as though fully set forth herein.  Although XTO Energy Inc. and the trustee believe that the expectations reflected in such forward-looking statements are reasonable, neither XTO Energy Inc. nor the trustee can give any assurance that such expectations will prove to be correct.

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

HUGOTON ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

XTO ENERGY INC.

Date: October 25, 2005	By	/S/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President
and Chief Financial Officer