Form 10-K
period 2005-12-31
HUGOTON ROYALTY TRUST
filed 2006-03-16
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005	Commission file number 1-10476

Hugoton Royalty Trust

(Exact name of registrant as specified in the Hugoton Royalty Trust Indenture)

Texas	58-6379215
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Bank of America, N.A.	75283-0650
Trustee	(Zip Code)
P.O. Box 830650
Dallas, Texas
(Address of principal executive offices)

Registrant’s telephone number including area code:  (877) 228-5083

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

The aggregate market value of the units of beneficial interest of the trust, based on the closing price on the New York Stock Exchange as of June 30, 2005 (the last business day of its most recently completed second fiscal quarter), held by non-affiliates of the registrant on that date was approximately $542 million.

At February 28, 2006, there were 40,000,000 units of beneficial interest of the trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below is the only document parts of which are incorporated herein by reference and the parts of this report into which the document is incorporated:

2005 Annual Report to Unitholders—Part II

PART I

Item 1.                        Business

Hugoton Royalty Trust is an express trust created under the laws of Texas pursuant to the Hugoton Royalty Trust Indenture entered into on December 1, 1998 between XTO Energy Inc. (formerly known as Cross Timbers Oil Company), as grantor, and NationsBank, N.A., as trustee. Bank of America, N.A., successor to NationsBank, N.A., is now the trustee of the trust. The principal office of the trust is located at 901 Main Street, Dallas, Texas 75202 (telephone number 877-228-5083).

The trust’s internet web site is www.hugotontrust.com. We make available free of charge, through our web site, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are accessible through our internet web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Effective December 1, 1998, XTO Energy conveyed to the trust 80% net profits interests in certain predominantly natural gas producing working interest properties in Kansas, Oklahoma and Wyoming under three separate conveyances. In exchange for these net profits interest conveyances to the trust, 40 million units of beneficial interest were issued to XTO Energy. In April and May 1999, XTO Energy sold a total of 17 million units in the trust’s initial public offering. In 1999 and 2000, XTO Energy also sold 1.3 million trust units to certain of its officers. The trust did not receive any proceeds from these sales of trust units. As of December 31, 2005, XTO Energy owned 21,705,893 units in the trust. Units are listed and traded on the New York Stock Exchange under the symbol “HGT.”

In January 2006, the Board of Directors of XTO Energy declared a dividend of all of the 21.7 million trust units it owns. These units are to be distributed on May 12, 2006 to XTO Energy’s common stockholders of record on April 26, 2006. After this dividend, XTO Energy will not be a unitholder of the trust.

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

The trust is not liable for any production costs or liabilities attributable to the underlying properties. If at any time the trust receives net profits income in excess of the amount due, the trust is not obligated to return such overpayment, but net profits income payable to the trust for the next month will be reduced by the overpayment, plus interest at the prime rate.

As a working interest owner, XTO Energy can generally decline participation in any operation and allow consenting parties to conduct such operations, as provided under the operating agreements. XTO Energy also can assign, sell, or otherwise transfer its interest in the underlying properties, subject to the net profits interests, or can abandon an underlying property if it is incapable of producing in paying quantities, as determined by XTO Energy.

To the extent allowed, XTO Energy is responsible for marketing its production from the underlying properties under existing sales contracts or new arrangements on the best terms reasonably obtainable in the circumstances. See Item 2., “Pricing and Sales Information.”

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

The trustee’s function is to collect the net profits income from the net profits interests, to pay all trust expenses, and pay the monthly distribution amount to unitholders. The trustee’s powers are specified by the terms of the trust indenture. The trust cannot engage in any business activity or acquire any assets other than the net profits interests and specific short-term cash investments. The trust has no employees since all administrative functions are performed by the trustee.

Approximately 92% of the net profits income received by the trust during 2005, as well as 94% of the estimated proved reserves of the net profits interests at December 31, 2005 (based on estimated future net cash flows using year-end oil and gas prices), is attributable to natural gas. There has historically been a greater demand for gas during the winter months than the rest of the year. Otherwise, trust income generally is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The trust conducts no research activities.

Item 1A.                Risk Factors

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by the trustee from time to time. Such factors, among others, may have a material adverse effect upon the trust’s financial condition, distributable income and changes in trust corpus.

The following discussion of risk factors should be read in conjunction with the financial statements and related notes included in the trust’s annual report to unitholders for the year ended December 31, 2005. Because of these and other factors, past financial performance should not be considered an indication of future performance.

The market price for the trust units may not reflect the value of the net profits interests held by the trust.

The public trading price for the trust units tends to be tied to the recent and expected levels of cash distributions on the trust units. The amounts available for distribution by the trust vary in response to numerous factors outside the control of the trust or XTO Energy, including prevailing prices for oil and natural gas produced from the underlying properties. The market price of the trust units is not necessarily indicative of the value that the trust would realize if the net profits interests were sold to a third party buyer. In addition, such market price is not necessarily reflective of the fact that, since the assets of the trust are depleting assets, a portion of each cash distribution paid on the trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. There is no guarantee that distributions made to a unitholder over the life of these depleting assets will equal or exceed the purchase price paid by the unitholder.

Oil and natural gas prices fluctuate due to a number of uncontrollable factors, and any decline will adversely affect the net proceeds payable to the trust and trust distributions.

The trust’s monthly cash distributions are highly dependent upon the prices realized from the sale of natural gas and, to a lesser extent, oil. Oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the trust and XTO Energy. Factors that contribute to price fluctuations include instability in oil-producing regions, worldwide economic conditions, weather conditions, the supply and price of domestic and foreign oil and natural gas, consumer demand, the price and availability of alternative fuels, the proximity to, and capacity of, transportation facilities and the effect of worldwide energy conservation measures. Moreover, government regulations, such as regulation of natural gas transportation and price controls, can affect product prices in the long term. Lower oil and natural gas prices may reduce the amount of oil and natural gas that is economic to produce and will reduce net profits available to the trust. The volatility of energy prices reduces the predictability of future cash distributions to trust unitholders.

Higher production expense and/or development costs, without concurrent increases in revenue, will directly decrease the net proceeds payable to the trust.

Production expense and development costs are deducted in the calculation of the trust’s share of net proceeds. Accordingly, higher or lower production expense and development costs, without concurrent increases in revenue, will directly decrease or increase the amount received by the trust. If development costs and production expense for underlying properties in a particular state exceed the production proceeds from the properties, the trust will not receive net proceeds for those properties until future proceeds from production in that state exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs.

Proved reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in reserve estimates or underlying assumptions could cause the quantities and net present value of the reserves to be overstated.

Estimating proved oil and gas reserves is inherently uncertain. Petroleum engineers consider many factors and make assumptions in estimating reserves and future net cash flows. Those factors and assumptions include historical production from the area compared with production rates from similar producing areas, the effects of governmental regulation, assumptions about future commodity prices, production expense and development costs, taxes and capital expenditures, the availability of enhanced recovery techniques and relationships with landowners, working interest partners, pipeline companies and others. Lower oil and gas prices generally cause lower estimates of proved reserves. Ultimately, actual production, revenues and expenditures for the underlying properties will vary from estimates and those variances could be material. Because the trust owns net profits interests, it does not own a specific percentage of the oil and gas reserves. Estimated proved reserves for the net profits interests are based on estimates of reserves for the underlying properties and an allocation method that considers estimated future net proceeds and oil and gas prices. Increases or decreases in oil and gas prices directly increase or decrease estimated reserves of the net profits interests.

Operational risks and hazards associated with the development of the underlying properties may decrease trust distributions.

There are operational risks and hazards associated with the production and transportation of oil and natural gas, including without limitation natural disasters, blowouts, explosions, fires, leakage of oil or natural gas, releases of other hazardous materials, mechanical failures, cratering, and pollution. Any of these or similar occurrences could result in the interruption or cessation of operations, personal injury or loss of life, property damage, damage to productive formations or equipment, damage to the environment or natural resources, or cleanup obligations. The operation of oil and gas properties is also subject to various laws and regulations. Non-compliance with such laws and regulations could subject the operator to additional costs, sanctions or liabilities. The uninsured costs resulting from any of the above or similar occurrences could be deducted as a production expense or development cost in calculating the net proceeds payable to the trust and would therefore reduce trust distributions by the amount of such uninsured costs.

Trust unitholders and the trustee have no influence over the operations on, or future development of, the underlying properties.

Neither the trustee nor the trust unitholders can influence or control the operation or future development of the underlying properties. The failure of an operator to conduct its operations or discharge its obligations in a proper manner could have an adverse effect on the net proceeds payable to the trust. Although XTO Energy and other operators of the underlying properties must adhere to the standard of a prudent operator, they are under no obligation to continue operating the properties. Neither the trustee nor trust unitholders have the right to replace an operator.

The assets of the trust represent interests in depleting assets and, if XTO Energy and any other operators developing the underlying properties do not perform additional development projects, the assets may deplete faster than expected. Eventually, the assets of the trust will cease to produce in commercial quantities and the trust will cease to receive proceeds from such assets.

The net proceeds payable to the trust are derived from the sale of depleting assets. Eventually, the properties underlying the trust’s net profits interests will cease to produce in commercial quantities and the trust will, therefore, cease to receive any net proceeds therefrom. The reduction in proved reserve quantities is a common measure of the depletion. Future maintenance and development projects on the underlying properties will affect the quantity of proved reserves. The timing and size of these projects will depend on the market prices of oil and natural gas. If XTO Energy or other operators of the properties do not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently estimated.

Terrorism and continued geopolitical hostilities could adversely affect trust distributions or the market price of the trust units.

Terrorist attacks and the threat of terrorist attacks, whether domestic or foreign, as well as the military or other actions taken in response, cause instability in the global financial and energy markets. Terrorism and other geopolitical hostilities could adversely affect trust distributions or the market price of the trust units in unpredictable ways, including through the disruption of fuel supplies and markets, increased volatility in oil and natural gas prices, or the possibility that the infrastructure on which the operators of the underlying properties rely could be a direct target or an indirect casualty of an act of terror.

XTO Energy may transfer its interest in the underlying  properties without the consent of the trust or the trust unitholders.

XTO Energy may at any time transfer all or part of its interest in the underlying properties to another party. Neither the trust nor the trust unitholders are entitled to vote on any transfer of the properties underlying the trust’s net profits interests, and the trust will not receive any proceeds of any such transfer. Following any transfer, the transferred property will continue to be subject to the net profits interests of the trust, but the calculation, reporting and remitting of net proceeds to the trust will be the responsibility of the transferee.

In January 2006, XTO Energy announced that it will consider selling the underlying properties. Any sale is dependent upon XTO Energy’s ability to structure a tax-efficient transaction and receive sufficient consideration from a buyer it deems to be qualified. If XTO Energy sells the underlying properties, future development plans, as described in Item 2. below, may not be pursued by the transferee.

XTO Energy or any other operator of any underlying property may abandon the property, thereby terminating the related net profits interest payable to the trust.

XTO Energy or any other operator of the underlying properties, or any transferee thereof, may abandon any well or property without the consent of the trust or the trust unitholders if they reasonably believe that the well or property can no longer produce in commercially economic quantities. This could result in the termination of the net profits interest relating to the abandoned well or property.

The net profits interests can be sold and the trust would be terminated.

The trust may sell the net profits interests if the holders of 80% or more of the trust units approve the sale or vote to terminate the trust. The trust will terminate if it fails to generate gross proceeds from the underlying properties of at least $1,000,000 per year over any consecutive two-year period. Sale of all of the net profits interests will terminate the trust. The net proceeds of any sale must be for cash with the proceeds promptly distributed to the trust unitholders.

Trust unitholders have limited voting rights and have limited ability to enforce the trust’s rights against XTO Energy or any other operators of the underlying properties.

The voting rights of a trust unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of trust unitholders or for an annual or other periodic re-election of the trustee. Additionally, trust unitholders have no voting rights in XTO Energy.

The trust indenture and related trust law permit the trustee and the trust to sue XTO Energy or any other operators of the underlying properties to compel them to fulfill the terms of the conveyance of the net profits interests. If the trustee does not take appropriate action to enforce provisions of the conveyance, the recourse of the trust unitholders would likely be limited to bringing a lawsuit against the trustee to compel the trustee to take specified actions. Trust unitholders probably would not be able to sue XTO Energy or any other operators of the underlying properties.

Financial information of the trust is not prepared in accordance with GAAP.

The financial statements of the trust are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the U.S., or GAAP. Although this basis of accounting is permitted for royalty trusts by the Securities and Exchange Commission, the financial statements of the trust differ from GAAP financial statements because net profits income is not accrued in the month of production, expenses are not recognized when incurred and cash reserves may be established for certain contingencies that would not be recorded in GAAP financial statements.

The limited liability of trust unitholders is uncertain.

The trust unitholders are not protected from the liabilities of the trust to the same extent that a shareholder would be protected from a corporation’s liabilities. The structure of the trust does not include the interposition of a limited liability entity such as a corporation or limited partnership which would provide further limited liability protection to trust unitholders. While the trustee is liable for any excess liabilities incurred if the trustee fails to insure that such liabilities are to be satisfied only out of trust assets, under the laws of Texas, which are unsettled on this point, a unitholder may be jointly and severally liable for any liability of the trust if the satisfaction of such liability was not contractually limited to the assets of the trust and the assets of the trust and the trustee are not adequate to satisfy such liability. As a result, trust unitholders may be exposed to personal liability. The trust, however, is not liable for production costs or other liabilities of the underlying properties.

Drilling oil and natural gas wells is a high-risk activity and subjects the trust to a variety of factors that it cannot control.

Drilling oil and natural gas wells involves numerous risks, including the risk that commercially productive oil and natural gas reservoirs are not encountered. The presence of unanticipated pressures or irregularities in formations, miscalculations or accidents may cause drilling activities to be unsuccessful. In addition, there is often uncertainty as to the future cost or timing of drilling, completing and operating wells. Further, development activities may be curtailed, delayed or canceled as a result of a variety of factors, including:

•       unexpected drilling conditions;

•       title problems;

•       restricted access to land for drilling or laying pipeline;

•       pressure or irregularities in formations;

•       equipment failures or accidents;

•       adverse weather conditions; and

•       costs of, or shortages or delays in the availability of, drilling rigs, tubular materials and equipment.

While these risks do not expose the trust to liabilities of the driller or operator of the well, they can reduce net proceeds payable to the trust and trust distributions by decreasing oil and gas revenues or increasing production expense or development costs from the underlying properties. Furthermore, these risks may cause the costs of development activities on the underlying properties to exceed the revenues therefrom, thereby reducing net proceeds payable to the trust and trust distributions.

The underlying properties are subject to complex federal, state and local laws and regulations that could adversely affect net proceeds payable to the trust and trust distributions.

Extensive federal, state and local regulation of the oil and natural gas industry significantly affects operations on the underlying properties. In particular, oil and natural gas development and production are subject to stringent environmental regulations. These regulations have increased the costs of planning, designing, drilling, installing, operating and abandoning oil and natural gas wells and other related facilities, which costs could reduce net proceeds payable to the trust and trust distributions. These regulations may become more demanding in the future.

Item 1B.               Unresolved Staff Comments

As of December 31, 2005, the trust did not have any unresolved Securities and Exchange Commission staff comments.

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

All the underlying properties are currently owned by XTO Energy. XTO Energy may sell all or any portion of the underlying properties at any time, subject to and burdened by the net profits interests. In January 2006, XTO Energy announced that it will consider selling the underlying properties. Any sale is dependent upon XTO Energy’s ability to structure a tax-efficient transaction and receive sufficient consideration from a buyer it deems to be qualified.

Statements below regarding 2006 development plans assume that XTO Energy will continue to own and operate the underlying properties.

Hugoton Area

Natural gas was discovered in the Hugoton area in 1922. With an estimated five million productive acres covering parts of Texas, Oklahoma and Kansas, the Hugoton area is one of the largest domestic natural gas producing areas. During 2005, sales volumes from the underlying properties in the Hugoton area averaged approximately 25,300 Mcf of gas and 86 Bbls of oil per day.

Most of the production from the underlying properties in the Hugoton area is from the Chase formation, at depths of 2,700 to 2,900 feet. XTO Energy has informed the trustee that it plans to develop other formations that underlie the 79,500 net acres held by production by the Chase formation wells, including the Council Grove between 2,950 and 3,400 feet, the Morrow between 6,000 and 6,300 feet, the Chester between 6,350 and 6,700 feet and the St. Louis between 7,500 and 8,000 feet. Since 2003, XTO Energy has drilled successful wells to these formations and plans to continue this development program in 2006. XTO Energy has participated in 3-D seismic shoots covering 30,000 acres of XTO Energy’s net acreage position beneath the Chase formation.

In 2005, XTO Energy successfully drilled four gross (3.2 net) wells in the Hugoton area and continued its restimulation program in the Chase intervals, completing 55 of these restimulations. XTO Energy has informed the trustee that it plans to drill up to ten wells and perform 50 Chase restimulations during 2006. Some of the Chase restimulations involve adding perforations in a tighter interval of the formation that was previously bypassed.

XTO Energy’s future development plans for the underlying properties in the Hugoton area include:

•       additional compression to lower line pressures,

•       pumping unit installations,

•       opening new producing zones in existing wells,

•       drilling additional wells,

•       drilling deeper in existing wells to new producing zones, and

•       restimulating producing intervals in existing wells utilizing new technology.

XTO Energy delivers most of its Hugoton gas production to a gathering and processing system operated by a subsidiary. This system collects approximately 60% of its throughput from underlying properties, which, in recent months, has been approximately 16,200 Mcf per day from 264 wells. The gathering subsidiary purchases the gas from XTO Energy at the wellhead, gathers and transports the gas to its plant, and treats and processes the gas at the plant. The gathering subsidiary pays XTO Energy for wellhead volumes at a price of 80% to 85% of the net residue price received by XTO Energy’s marketing affiliate. This affiliate currently sells the residue to a pipeline at a price based on the monthly pipeline index less $0.03 per MMBtu.

Other Hugoton gas production is sold under a third party contract. Under the contract, XTO Energy receives 74.5% of the net proceeds received from the sale of the residue gas and liquids.

Anadarko Basin

Oil and gas were discovered in the Anadarko Basin of western Oklahoma in 1945. Daily sales volumes from the underlying properties in the Anadarko Basin averaged 34,200 Mcf of gas and 766 Bbls of oil in 2005. XTO Energy is one of the largest producers in the Ringwood, Northwest Okeene and Cheyenne Valley fields in Major County, the principal producing region of the underlying properties in the Anadarko Basin.

The fields in the Major County area are characterized by oil and gas production from a variety of structural and stratigraphic traps. Productive zones range from 6,500 to 9,400 feet and include the Oswego, Red Fork, Inola, Chester, Manning, Mississippian, Hunton and Arbuckle formations.

In Major and Woodward counties, the Mississippian (Osage), Chester and Red Fork formations were the primary drilling targets in 2005. In Major County, XTO Energy successfully drilled ten gross (6.5 net) wells and performed nine workovers. XTO Energy has informed the trustee that it plans to drill up to 13 wells and perform up to 15 workovers in Major County during 2006. The most significant increase in 2005 new well production occurred in Woodward County, where 12 gross (11.3 net) wells were successfully drilled and completed in the Chester formation and four workovers were performed. During 2006, XTO Energy has informed the trustee that it plans to drill up to ten wells and perform up to eight workovers in Woodward County.

XTO Energy plans to further develop the underlying properties in the Major County area primarily through:

•       mechanical stimulation of existing wells,

•       installing artificial lift,

•       opening new producing zones in existing wells,

•       deepening existing wells to new producing zones, and

•       drilling additional wells.

A gathering subsidiary of XTO Energy operates a 300-mile gathering system and pipeline in the Major County area. The gathering subsidiary and a third-party processor purchase natural gas produced at the wellhead from XTO Energy and other producers in the area under various agreements including life-of-production contracts. The gathering subsidiary gathers and transports the gas to a third-party processor, which processes the gas and pays XTO Energy and other producers for at least 50% of the liquids processed. After the gas is processed, the gathering subsidiary transports the gas via a residue pipeline to a connection with an interstate pipeline. The gathering subsidiary sells the residue gas to the marketing subsidiary of XTO Energy based upon a published index price. The gathering subsidiary pays this price to XTO Energy less a compression and gathering fee of approximately $0.31 per Mcf of residue gas. This gathering fee was previously approved by the Federal Energy Regulatory Commission when the gathering subsidiary was regulated. During 2005, the gathering system collected approximately 15,000 Mcf per day from over 400 wells, approximately 70% of which XTO Energy operates. Estimated capacity of the gathering system is 35,000 Mcf per day. The gathering subsidiary also provides contract operating services to properties in Woodward County, collecting approximately 11,500 Mcf per day from 92 wells, for an average fee of approximately $0.10 per Mcf.

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

Daily 2005 sales volumes from the underlying properties in the Fontenelle Field averaged 22,700 Mcf of natural gas and 39 Bbls of oil. In 2005, XTO Energy successfully drilled seven gross (seven net) wells and performed ten workovers. XTO Energy has advised the trustee that it plans to perform up to ten workovers and may drill up to ten wells in the Green River Basin during 2006. XTO Energy also plans to further test reduction in pipeline pressure which has recently shown potential for increasing production in the Fontenelle Field.

Potential development activities for the underlying properties in this area include:

•       installing artificial lift,

•       restimulating producing intervals utilizing new technology,

•       additional compression to lower line pressures,

•       opening new producing zones in existing wells, and

•       drilling additional wells.

XTO Energy markets the gas produced from the Fontenelle Unit and nearby properties under three different marketing arrangements. Under the agreement covering approximately 70% of the gas sold, XTO Energy compresses the gas on the lease, transports it off the lease and compresses the gas again prior to entry into the gas plant pipeline. The pipeline transports the gas 35 miles to the gas plant, where the gas is processed, then redelivered to XTO Energy and sold to XTO Energy’s marketing subsidiary. The owner of the gas plant and related pipeline charges XTO Energy for operational fuel and processing. In 2005, the fuel charge was 0.3% of the volumes produced and the processing fee was $0.055 per MMBtu. The marketing subsidiary then sells the residue gas to third parties based upon a spot sales price and pays the net sales proceeds to XTO Energy. The marketing subsidiary does not receive a marketing fee. The gas not sold under the above arrangement is sold either under a similar arrangement where the fee is $0.16 per MMBtu, or under a contract where XTO Energy directly sells the gas to a third party on the lease at an adjusted index price. Condensate is sold at the lease to an independent third party at market rates.

Producing Acreage and Well Counts

For the following data, “gross” refers to the total wells or acres on the underlying properties in which XTO Energy owns a working interest and “net” refers to gross wells or acres multiplied by the percentage working interest owned by XTO Energy. Although many of XTO Energy’s wells produce both oil and gas, a well is categorized as an oil well or a gas well based upon the ratio of oil to natural gas production.

The underlying properties are interests in developed properties located primarily in gas producing regions of Kansas, Oklahoma and Wyoming. The following is a summary of the approximate producing acreage of the underlying properties at December 31, 2005. Undeveloped acreage is not significant.

	Gross	Net
Hugoton Area	216,790	199,590
Anadarko Basin	152,042	113,946
Green River Basin	39,155	26,899
Total	407,987	340,435

The following is a summary of the producing wells on the underlying properties as of December 31, 2005:

	Operated Wells		Nonoperated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Gas	1,185	1,065.6	269	62.7	1,454	1,128.3
Oil	46	41.2	6	1.7	52	42.9
Total	1,231	1,106.8	275	64.4	1,506	1,171.2

The following is a summary of the number of wells drilled on the underlying properties during the years indicated. Unless otherwise indicated, all wells drilled are developmental. There were 11 gross (7.2 net) wells in process of drilling at December 31, 2005.

	2005		2004		2003
	Gross	Net	Gross	Net	Gross	Net
Completed gas wells (a)	41	29.2	25	19.2	23	18.4
Completed oil wells	1	1.0	—	—	—	—
Non-productive wells	1	0.5	4	1.5	—	—
Total	43	30.7	29	20.7	23	18.4

(a)             Included in completed gas wells are wells drilled on nonoperated interests totaling nine gross (1.9 net) in 2005, four gross (0.6 net) in 2004 and two gross (0.7 net) in 2003.

Oil and Natural Gas Production

Trust production is recognized in the period net profits income is received, which is the month following receipt by XTO Energy, and generally two months after the time of production. Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for the three years ended December 31, 2005 were as follows:

	2005	2004	2003
Production
Underlying Properties
Gas—Sales (Mcf)	29,986,698	30,238,663	31,490,564
Average per day (Mcf)	82,155	82,619	86,276
Oil—Sales (Bbls)	325,193	318,694	331,867
Average per day (Bbls)	891	871	909
Net Profits Interests
Gas—Sales (Mcf)	15,836,681	16,462,378	17,832,189
Average per day (Mcf)	43,388	44,979	48,855
Oil—Sales (Bbls)	177,980	184,487	196,005
Average per day (Bbls)	488	504	537
Average Sales Price
Gas (per Mcf)	$ 6.64	$ 4.99	$ 4.54
Oil (per Bbl)	$52.27	$38.11	$30.13

Oil and Natural Gas Reserves

General

Miller and Lents, Ltd., independent petroleum engineers, has estimated oil and gas reserves attributable to the underlying properties as of December 31, 2005, 2004, 2003 and 2002. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

Reserve quantities and revenues for the net profits interests were estimated from projections of reserves and revenues attributable to the combined interests of the trust and XTO Energy in the subject properties. Since the trust has defined net profits interests, the trust does not own a specific percentage of the oil and gas reserve quantities. Accordingly, reserves allocated to the trust pertaining to its 80% net profits interests in the properties have effectively been reduced to reflect recovery of the trust’s 80% portion of applicable production and development costs. Because trust reserve quantities are determined using an allocation formula, any fluctuations in actual or assumed prices or costs will result in revisions to the estimated reserve quantities allocated to the net profits interests.

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

Because overhead costs are deducted in the calculation of net proceeds, the standardized measure for the underlying properties and net profits interests has been reduced by estimated overhead costs, resulting in a restatement from previously reported amounts of the standardized measure at December 31, 2004, 2003 and 2002. The proved reserves for the net profits interests have also been restated from previously reported amounts due to a reduction in reserves allocated to the net profits interests to reflect recovery of 80% of estimated overhead costs.

Year-end weighted average realized gas prices used to determine the standardized measure were $8.72 per Mcf in 2005, $5.68 per Mcf in 2004, $5.76 per Mcf in 2003 and $4.37 per Mcf in 2002. Year-end oil prices used to determine the standardized measure were based on a West Texas Intermediate crude oil posted price of $57.75 per Bbl in 2005, $40.25 per Bbl in 2004, $29.25 per Bbl in 2003 and $28.00 per Bbl in 2002.

Proved Reserves

(in thousands)	Underlying Properties		Net Profits Interests
	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
Balance, December 31, 2002	476,501	4,111	265,043	2,304
Extensions, additions and discoveries	10,008	—	5,752	—
Revisions of prior estimates	7,310	(10)	25,820	179
Production—sales volumes	(31,491)	(332)	(17,832)	(196)
Balance, December 31, 2003	462,328	3,769	278,783	2,287
Extensions, additions and discoveries	16,905	228	9,676	131
Revisions of prior estimates	(5,061)	115	(17,404)	35
Production—sales volumes	(30,239)	(319)	(16,462)	(184)
Balance, December 31, 2004	443,933	3,793	254,593	2,269
Extensions, additions and discoveries	24,806	146	14,273	84
Revisions of prior estimates	4,292	167	18,902	258
Production—sales volumes	(29,987)	(325)	(15,837)	(178)
Balance, December 31, 2005	443,044	3,781	271,931	2,433

Extensions, additions and discoveries in 2003, 2004 and 2005 are primarily related to delineation of additional proved undeveloped reserves in the Anadarko Basin. Revisions of prior estimates of the proved gas reserves for the underlying properties in each year are primarily because of changes in the year-end gas and oil prices. Higher upward and downward revisions for the net profits interests as compared with the underlying properties in each year were caused by changes in year-end oil and gas prices which resulted in an increase or decrease in gas reserves allocated to the trust.

Proved Developed Reserves

(in thousands)	Underlying Properties		Net Profits Interests
	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
December 31, 2002	407,959	3,580	231,034	2,034
December 31, 2003	396,847	3,294	241,636	2,013
December 31, 2004	381,768	3,308	220,426	1,993
December 31, 2005	379,527	3,361	235,470	2,180

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)	December 31
	2005	2004	2003
Underlying Properties
Future cash inflows	$4,092,655	$2,680,376	$2,793,090
Future costs:
Production	1,109,882	856,280	824,460
Development	80,610	57,059	52,779
Future net cash flows	2,902,163	1,767,037	1,915,851
10% discount factor	1,511,732	895,304	990,039
Standardized measure	$1,390,431	$871,733	$925,812
Net Profits Interests
Future cash inflows	$2,515,738	$1,539,521	$1,684,953
Future production taxes	194,008	125,891	152,272
Future net cash flows	2,321,730	1,413,630	1,532,681
10% discount factor	1,209,385	716,244	792,031
Standardized measure	$1,112,345	$697,386	$740,650

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)
	2005	2004	2003
Underlying Properties
Standardized measure, January 1	$871,733	$925,812	$691,947
Revisions:
Prices and costs	566,014	(36,596)	258,791
Quantity estimates	5,744	(7,115)	7,879
Accretion of discount	75,570	79,856	59,730
Future development costs	(56,072)	(22,304)	(7,150)
Production rates and other	(92)	(176)	158
Net revisions	591,164	13,665	319,408
Extensions, additions and discoveries	58,946	34,656	15,317
Production	(170,612)	(123,700)	(113,809)
Development costs	39,200	21,300	12,949
Net change	518,698	(54,079)	233,865
Standardized measure, December 31	$1,390,431	$871,733	$925,812
Net Profits Interests
Standardized measure, January 1	$697,386	$740,650	$553,557
Extensions, additions and discoveries	47,157	27,724	12,254
Accretion of discount	60,456	63,885	47,784
Revisions of prior estimates, changes in price and other (a)	412,475	(52,953)	207,743
Net profits income	(105,129)	(81,920)	(80,688)
Standardized measure, December 31	$1,112,345	$697,386	$740,650

(a)             Revisions were primarily caused by the changes in year-end gas and oil prices and projected costs.

Regulation

Natural Gas Regulation

The interstate transportation and sale for resale of natural gas is subject to federal regulation, including transportation rates charged, storage tariffs and various other matters, by the Federal Energy Regulatory Commission. Federal price controls on wellhead sales of domestic natural gas terminated on January 1, 1993. On August 8, 2005, Congress enacted the Energy Policy Act of 2005. The Energy Policy Act, among other things, amended the Natural Gas Act to prohibit market manipulation by any entity, to direct FERC to facilitate market transparency in the market for sale or transportation of physical natural gas in interstate commerce, and to significantly increase the penalties for violations of the Natural Gas Act, the Natural Gas Policy Act of 1978, or FERC rules, regulations or orders thereunder. While natural gas prices are currently unregulated, Congress historically has been active in the area of natural gas regulation. It is impossible to predict whether new legislation to regulate natural gas might be proposed, what proposals, if any, might actually be enacted, and what effect, if any, such proposals might have on the operations of the underlying properties.

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

Other Regulation

The Minerals Management Service of the United States Department of the Interior amended the crude oil valuation regulations in July 2004 and the natural gas valuation regulations in June 2005 for oil and natural gas produced from federal oil and natural gas leases. The principal effect of the oil regulations pertains to which published market prices are most appropriate to value crude oil not sold in an arm’s-length transaction and what transportation deductions should be allowed. The principal effect of the natural gas valuation regulations pertains to the calculation of transportation deductions and changes necessitated by judicial decisions since the regulations were last amended. Seven percent of the net acres of the underlying properties, primarily located in Wyoming, involve federal leases. Neither of these changes have had a significant effect on trust distributions.

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

Pricing and Sales Information

A subsidiary of XTO Energy purchases most of XTO Energy’s natural gas production at a monthly published index price, then sells the gas to third parties for the best available price. Any marketing gains or losses are not included in trust net proceeds. Oil production is generally marketed at the wellhead to third parties at the best available price. XTO Energy arranges for some of its natural gas to be processed by unaffiliated third parties and markets the natural gas liquids. The natural gas attributable to the underlying properties is marketed under contracts existing at trust inception. Contracts covering production from the Ringwood area of the Major County area are generally for the life of the lease, and the contract for the majority of production from the Hugoton area was extended through 2007. If new contracts are entered with unaffiliated third parties, the proceeds from sales under those new contracts will be included in gross proceeds from the underlying properties. If new contracts are entered with XTO Energy’s marketing subsidiary, it may charge XTO Energy a fee that may not exceed 2% of the sales price of the oil and natural gas received from unaffiliated parties. The sales price is net of any deductions for transportation from the wellhead to the unaffiliated parties and any gravity or quality adjustments.

Item 3.                        Legal Proceedings

On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the United States District Court for the Western District of Oklahoma by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the U.S. False Claims Act against XTO Energy. The plaintiff alleges that XTO Energy underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans in amounts in excess of 20% as a result of mismeasuring the volume of natural gas, incorrectly analyzing its heating content and improperly valuing the natural gas during at least the past ten years. The plaintiff seeks treble damages for the unpaid royalties (with interest, attorney’s fees and expenses), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for XTO Energy to cease the allegedly improper measuring practices. This lawsuit against XTO Energy and similar lawsuits filed by Grynberg against more than 300 other companies have been consolidated in the United States District Court for Wyoming. In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims, and Grynberg’s appeal of this decision was dismissed for lack of appellate jurisdiction in May 2003. The parties have completed discovery regarding whether the plaintiff has met the jurisdictional prerequisites for maintaining an action under the U.S. False Claims Act. In June 2004, XTO Energy joined with other defendants in filing a motion to dismiss, contending that the plaintiff has not satisfied the jurisdictional requirements to maintain this action. A hearing on this motion occurred in March 2005, and in May 2005, the special master, who was appointed by the district judge to expedite matters and make recommendations to the district judge in the case, issued a report and recommendation to dismiss the case against some of the defendants but to retain jurisdiction of the case involving XTO Energy and other defendants. XTO Energy and the other defendants filed motions to modify the special master’s report, requesting the district judge to also dismiss the case as to XTO Energy and other defendants. The district judge heard oral arguments on December 9, 2005, as to all motions seeking adoption, modification or reversal of the special master’s report, and XTO Energy is awaiting the decision of the district court. While XTO Energy is unable to predict the outcome of this case or estimate the amount of any possible loss, it has informed the trustee that it believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action. However, an order to change measuring practices or a related settlement could adversely affect the trust by reducing net proceeds in the future by an amount that is presently not determinable, but, in XTO Energy management’s opinion, is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.

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

No matters were submitted to a vote of unitholders during 2005.

PART II

Item 5.                        Market for Units of the Trust, Related Security Holder Matters and Trust Purchases of Units

The section entitled “Units of Beneficial Interest” in the trust’s annual report to unitholders for the year ended December 31, 2005 is incorporated herein by reference.

The trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

Item 6.                        Selected Financial Data

	Year Ended December 31
	2005	2004	2003	2002	2001
Net Profits Income	$105,129,321	$81,920,014	$80,687,778	$29,934,195	$79,272,395
Distributable Income	104,831,880	81,596,920	80,373,120	29,572,360	79,131,040
Distributable Income per Unit	2.620797	2.039923	2.009328	0.739309	1.978276
Distributions per Unit	2.620797	2.039923	2.009328	0.739309	1.978276
Total Assets at Year-End	185,459,610	189,499,334	198,952,087	208,721,083	217,127,992

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Trustee’s Discussion and Analysis” of financial condition and results of operations for each of the years in the three-year period ended December 31, 2005 in the trust’s annual report to unitholders for the year ended December 31, 2005 is incorporated herein by reference.

Liquidity and Capital Resources

The trust’s only cash requirement is the monthly distribution of its income to unitholders, which is funded by the monthly receipt of net profits income after payment of trust administration expenses. The trust is not liable for any production costs or liabilities attributable to the underlying properties. If at any time the trust receives net profits income in excess of the amount due, the trust is not obligated to return such overpayment, but future net profits income payable to the trust will be reduced by the overpayment, plus interest at the prime rate.

The trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the trust’s liquidity or the availability of capital resources.

Off-Balance Sheet Arrangements

The trust has no off-balance sheet financing arrangements. The trust has not guaranteed the debt of any other party, nor does the trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

Contractual Obligations

As shown below, the trust had no obligations and commitments to make future contractual payments as of December 31, 2005, other than the December distribution payable to unitholders in January 2006, as reflected in the statement of assets, liabilities and trust corpus.

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Distribution payable to unitholders	$13,524,280	$13,524,280	$—	$—	$—

Related Party Transactions

The underlying properties from which the net profits interests were carved are currently owned by XTO Energy, which operates approximately 94% of the underlying properties. In computing net proceeds, XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses on the underlying properties it operates. As of December 31, 2005, the monthly overhead charge, based on the number of operated wells, was approximately $666,000 ($532,800 net to the trust) and is subject to annual adjustment based on an oil and gas industry index.

As of December 31, 2005, XTO Energy owned 21,705,893, or 54.3%, of the 40,000,000 outstanding units. In January 2006, the Board of Directors of XTO Energy declared a dividend of all of the 21.7 million trust units it owns. These units are to be distributed on May 12, 2006 to XTO Energy’s common stockholders of record on April 26, 2006. After this dividend, XTO Energy will not be a unitholder of the trust. Also in January 2006, XTO Energy announced that it will consider selling the underlying properties. Any sale is dependent upon XTO Energy’s ability to structure a tax-efficient transaction and receive sufficient consideration from a buyer it deems to be qualified.

XTO Energy sells a significant portion of natural gas production from the underlying properties to certain of XTO Energy’s wholly owned subsidiaries under contracts in existence when the trust was created, generally at amounts approximating monthly published market prices. For further information regarding natural gas sales from the underlying properties to affiliates of XTO Energy, see Item 2, Properties, and Note 6 to Financial Statements in the trust’s annual report to unitholders for the year ended December 31, 2005. Total gas sales from the underlying properties to XTO Energy’s wholly owned subsidiaries were $107.9 million, or 54% of total gas sales, for the year ended December 31, 2005, $81.7 million, or 54% of total gas sales, for the year ended December 31, 2004 and $76.5 million, or 54% of total gas sales, for the year ended December 31, 2003.

Critical Accounting Policies

The financial statements of the trust are significantly affected by its basis of accounting and estimates related to its oil and gas properties and proved reserves, as summarized below.

Basis of Accounting

The trust’s financial statements are prepared on a modified cash basis, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles. This method of accounting is consistent with reporting of taxable income to trust unitholders. The most significant differences between the trust’s financial statements and those prepared in accordance with U.S. generally accepted accounting principles are:

•       Net profits income is recognized in the month received rather than accrued in the month of production.

•       Expenses are recognized when paid rather than when incurred.

•       Cash reserves may be established by the trustee for certain contingencies that would not be recorded under generally accepted accounting principles.

This comprehensive basis of accounting other than U.S. generally accepted accounting principles corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. For further information regarding the trust’s basis of accounting, see Note 2 to Financial Statements in the trust’s annual report to unitholders for the year ended December 31, 2005.

All amounts included in the trust’s financial statements are based on cash amounts received or disbursed, or on the carrying value of the net profits interests, which was derived from the historical cost of the interests at the date of their transfer from XTO Energy, less accumulated amortization to date.

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

The standardized measure of discounted future net cash flows and changes in such cash flows, as reported in Item 2, is prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission. Such assumptions include using year-end oil and gas prices and year-end costs for estimated future development and production expenditures. Discounted future net cash flows are calculated using a 10% rate. Changes in any of these assumptions, including consideration of other factors, could have a significant impact on the standardized measure. Accordingly, the standardized measure does not represent XTO Energy’s or the trustee’s estimated current market value of proved reserves.

Forward-Looking Statements

Certain information included in this annual report and other materials filed, or to be filed, by the trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, development activities, increased density drilling, maintenance projects, development, production and other costs, oil and gas prices, pricing differentials, proved reserves, production levels, litigation, regulatory matters and competition. Such forward-looking statements are based on XTO Energy’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “projects,” “anticipates,” “predicts,” “believes,” “goals,” “estimates,” “should,” “could”, and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. Some of the risk factors that could cause actual results to differ materially are explained in Item 1A.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

The only assets of and sources of income to the trust are the net profits interests, which generally entitle the trust to receive a share of the net profits from oil and gas production from the underlying properties. Consequently, the trust is exposed to market risk from fluctuations in oil and gas prices. The trust is a passive entity and, other than the trust’s ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the trust that cannot be paid out of cash held by the trust, the trust is prohibited from engaging in borrowing transactions. The amount of any such borrowings is unlikely to be material to the trust. In addition, the trustee is prohibited by the trust indenture from engaging in any business activity or causing the trust to enter into any investments other than investing cash on hand in specific short-term cash investments. Therefore, the trust cannot hold any derivative financial instruments. As a result of the limited nature of the trust’s borrowing and investing activities, the trust is not subject to any material interest rate market risk. Additionally, any gains or losses from any hedging activities conducted by XTO Energy are specifically excluded from the calculation of net proceeds due the trust under the forms of the conveyances. The trust does not engage in transactions in foreign currencies which could expose the trust to any foreign currency related market risk.

Item 8.                        Financial Statements and Supplementary Data

The financial statements of the trust and the notes thereto, together with the related reports of KPMG LLP dated March 16, 2006, appearing in the trust’s annual report to unitholders for the year ended December 31, 2005, are incorporated herein by reference.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with the trust’s independent registered public accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended December 31, 2005.

Item 9A.                Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The trustee conducted an evaluation of the trust’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the trustee has concluded that the trust’s disclosure controls and procedures were effective as of the end of the period covered by this annual report. In its evaluation of disclosure controls and procedures, the trustee has relied, to the extent considered reasonable, on information provided by XTO Energy.

Trustee’s Report on Internal Control Over Financial Reporting

The trustee, Bank of America, N.A., is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The trustee conducted an evaluation of the effectiveness of the trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the trustee’s evaluation under the framework in Internal Control—Integrated Framework, the trustee concluded that the trust’s internal control over financial reporting was effective as of December 31, 2005. The trustee’s assessment of the effectiveness of the trust’s internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report in the trust’s annual report to unitholders for the year ended December 31, 2005 which is incorporated herein by reference.

There were no changes in the trust’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the trust’s internal control over financial reporting.

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Section 16(a) of the Securities Exchange Act of 1934 requires that beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. The Securities and Exchange Commission has taken the position that executive officers and directors of XTO Energy must also file initial ownership reports and reports of changes in beneficial ownership. Copies of the reports must be provided to the trust. To the trustee’s knowledge, based solely on the information furnished to the trust, the trust is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the trust units of beneficial interest during and for the year ended December 31, 2005.

Because the trust has no employees, it does not have a code of ethics. Employees of the trustee, Bank of America, N.A., must comply with the bank’s code of ethics, a copy of which will be provided to unitholders, without charge, upon request by appointment at Bank of America Plaza, 17th Floor, 901 Main Street, Dallas, Texas 75202.

Item 11.                 Executive Compensation

The trustee received the following annual compensation from 2003 through 2005 as specified in the trust indenture:

		Other Annual
Name and Principal Position	Year	Compensation (1)
Bank of America, N.A., Trustee	2005	$35,000
	2004	35,000
	2003	35,000

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

(a)   Security Ownership of Certain Beneficial Owners. The following table sets forth as of February 28, 2006 information with respect to each person known to the trustee to beneficially own more than 5% of the outstanding units of the trust:

	Amount and Nature of	Percent
Name and Address	Beneficial Ownership	of Class
XTO Energy Inc.	21,705,893 units (1)	54.3%
810 Houston Street
Fort Worth, Texas 76102

(1)             XTO Energy has the sole power to vote and dispose of these units. See Part II, Item 7, “Related Party Transactions.”

(b)   Security Ownership of Management. The trust has no directors or executive officers. As of February 16, 2006, Bank of America, N.A. owned, in various fiduciary capacities, 69,999 units, with a shared right to vote 19,445 of these units and no right to vote 50,554 of these units. Bank of America, N.A.

disclaims any beneficial interests in these units. The number of units reflected in this paragraph includes units held by all branches of Bank of America, N.A.

(c)   Changes in Control. The trustee knows of no arrangements which may subsequently result in a change in control of the trust.

Item 13.                 Certain Relationships and Related Transactions

In computing net profits income paid to the trust for the net profits interests, XTO Energy deducts an overhead charge for reimbursement of administrative expenses of operating the underlying properties. This charge at December 31, 2005 was approximately $666,000 per month, or $7,992,000 annually (net to the trust of $532,800 per month or $6,393,600 annually), and is subject to annual adjustment based on an oil and gas industry index as defined in the trust agreement.

XTO Energy sells a significant portion of natural gas production from the underlying properties to certain of its wholly owned subsidiaries under contracts in existence when the trust was created, generally at amounts approximating monthly published prices. For further information, see “Hugoton Area,” “Anadarko Basin,” “Green River Basin” and “Pricing and Sales Information,” of Item 2.

See Item 11 for the remuneration received by the trustee from 2003 through 2005 and Item 12(b) for information concerning units owned by the trustee, Bank of America, N.A., in various fiduciary capacities.

Item 14.                 Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2005 and 2004:

	2005	2004
Audit fees	$66,000	$76,206
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$66,000	$76,206

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

Item 15.                 Exhibits and Financial Statement Schedules

(a)           The following documents are filed as a part of this report:

1.                Financial Statements (incorporated by reference in Item 8 of this report)

Independent Registered Public Accounting Firm Reports

Statements of Assets, Liabilities and Trust Corpus at December 31, 2005 and 2004

Statements of Distributable Income for the years ended December 31, 2005, 2004 and 2003

Statements of Changes in Trust Corpus for the years ended December 31, 2005, 2004 and 2003

Notes to Financial Statements

2.                Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.                Exhibits

(4)	(a)

Hugoton Royalty Trust Indenture by and between NationsBank, N.A. (now Bank of America, N.A.), as trustee, and Cross Timbers Oil Company (predecessor of XTO Energy) heretofore filed as Exhibit 4.1 to the trust’s Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on December 4, 1998, is incorporated herein by reference.

(b)

Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80%—Kansas) as amended and restated from Cross Timbers Oil Company (predecessor of XTO Energy) to NationsBank, N.A. (now Bank of America, N.A.), as trustee, dated December 1, 1998, heretofore filed as Exhibit 10.1.1 to the trust’s Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference.

(c)

Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80%—Oklahoma) as amended and restated from Cross Timbers Oil Company (predecessor of XTO Energy) to NationsBank, N.A. (now Bank of America, N.A.), as trustee, dated December 1, 1998, heretofore filed as Exhibit 10.1.2 to the trust’s Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference.

(d)

Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80%—Wyoming) as amended and restated from Cross Timbers Oil Company (predecessor of XTO Energy) to NationsBank, N.A. (now Bank of America, N.A.), as trustee, dated December 1, 1998, heretofore filed as Exhibit 10.1.3 to the trust’s Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference.

(13)		Hugoton Royalty Trust annual report to unitholders for the year ended December 31, 2005
(23.1)		Consent of KPMG LLP
(23.2)		Consent of Miller and Lents, Ltd.
(31)		Rule 13a-14(a)/15d-14(a) Certification
(32)		Section 1350 Certification

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

HUGOTON ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE
	By	/s/ NANCY G. WILLIS
Nancy G. Willis Vice President
XTO ENERGY INC.
Date: March 16, 2006	By	/s/ LOUIS G. BALDWIN
Louis G. Baldwin Executive Vice President and Chief Financial Officer

(The trust has no directors or executive officers.)