Form 10-Q
period 2006-03-31
HUGOTON ROYALTY TRUST
filed 2006-04-28
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of April 1, 2006

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

80% net profits interests - interests that entitle the trust to receive 80% of the net proceeds from the underlying properties.

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements should be read in conjunction with the trust’s financial statements and the notes thereto included in the trust’s Annual Report on Form 10-K.  In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at March 31, 2006 and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2006 and 2005 have been included.  Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee

  for the Hugoton Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of March 31, 2006 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2006 and 2005.  These condensed financial statements are the responsibility of the trustee.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of December 31, 2005, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein), included in the trust’s 2005 Annual Report on Form 10-K, and in our report dated March 16, 2006, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2005 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus included in the trust’s 2005 Annual Report on Form 10-K from which it has been derived.

KPMG LLP

Dallas, Texas

April 28, 2006

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	March 31,	December 31,
	2006	2005
	(Unaudited)

ASSETS

Cash and short-term investments	$12,048,680	$13,524,280

Net profits interests in oil and gas properties - net (Note 1)	169,197,088	171,935,330

	$181,245,768	$185,459,610

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$12,048,680	$13,524,280

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	169,197,088	171,935,330

	$181,245,768	$185,459,610

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended March 31
	2006	2005

Net profits income	$39,085,894	$25,818,940

Interest income	86,245	20,050

Total income	39,172,139	25,838,990

Administration expense	130,539	140,830

Distributable income	$39,041,600	$25,698,160

Distributable income per unit 40,000,000 units	$0.976040	$0.642454

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended March 31
	2006	2005

Trust corpus, beginning of period	$171,935,330	$182,551,814

Amortization of net profits interests	(2,738,242)	(2,821,703)

Distributable income	39,041,600	25,698,160

Distributions declared	(39,041,600)	(25,698,160)

Trust corpus, end of period	$169,197,088	$179,730,111

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.   Basis of Accounting

The financial statements of Hugoton Royalty Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles (“GAAP”):

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

The trust’s financial statements differ from those prepared in conformity with U.S. GAAP because revenues are recognized when received rather than accrued in the month of production, expenses are recognized when paid rather than when incurred and certain cash reserves may be established by the trustee for contingencies which would not be recorded under U.S. GAAP.  This comprehensive basis of accounting other than U.S. GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with U.S. GAAP, directing such entities to accrue or defer revenues and expenses in a period other than when such revenues were received or expenses were paid.  Because the trust’s financial statements are prepared on the modified cash basis, as described above, most accounting pronouncements are not applicable to the trust’s financial statements.

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the trust.  Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus.  Accumulated amortization was $77,869,863 as of March 31, 2006 and $75,131,621 as of December 31, 2005.

2.   Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Three Months Ended
	March 31
	2006	2005

Cumulative actual costs (over) under the amount deducted - beginning of period	$113,905	$(319,927)
Actual costs	(12,450,558)	(7,658,739)
Budgeted costs deducted	9,900,000	6,800,000
Cumulative actual costs (over) under the amount deducted - end of period	$(2,436,653)	$(1,178,666)

The monthly development deduction was $2 million in January 2005, but was increased three times during 2005 as a result of increased development activity and higher costs.  The deductions were increased to $2.4 million beginning with the February 2005 distribution, to $3.3 million beginning with the July 2005 distribution and to $5.1 million beginning with the October 2005 distribution.  The development cost deduction was lowered to $3.3 million beginning with the January 2006 distribution, but was increased to $4.2 million beginning with the April 2006 distribution based on the current level of development activity and costs.

XTO Energy has advised the trustee that it is reevaluating the 2006 budget of $40 million, which may be increased because of escalated drilling activity and higher costs.  The 2006 budget year generally coincides with the trust distribution months from April 2006 through March 2007.  The monthly development cost deduction will be reevaluated and revised as necessary, based on the 2006 budget and the timing and amount of actual expenditures.

3.   Contingencies

Litigation

XTO Energy is a defendant in lawsuits related to the underlying properties that could, if adversely determined, decrease future trust distributable income attributable to production on or after December 1, 1998, the creation date of the trust.  Any damages relating to production prior to December 1, 1998 will be borne by XTO Energy.

On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the United States District Court for the Western District of Oklahoma by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the U.S. False Claims Act against XTO Energy.  The plaintiff alleges that XTO Energy underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans in amounts in excess of 20% as a result of mismeasuring the volume of natural gas, incorrectly analyzing its heating content and improperly valuing the natural gas during at least the past ten years.  The plaintiff seeks treble damages for the unpaid royalties (with interest, attorney’s fees and expenses), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for XTO Energy to cease the allegedly improper measuring practices.  This lawsuit against XTO Energy and similar lawsuits filed by Grynberg against more than 300 other companies have been consolidated in the United States District Court for Wyoming.  In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims, and Grynberg’s appeal of this decision was dismissed for lack of appellate jurisdiction in May 2003.  The parties have completed discovery regarding whether the plaintiff has met the jurisdictional prerequisites for maintaining an action under the U.S. False Claims Act.  In June 2004, XTO Energy joined with other defendants in filing a motion to dismiss, contending that the plaintiff has not satisfied the jurisdictional requirements to maintain this action.  A hearing on this motion occurred in March 2005, and in May 2005, the special master, who was appointed by the district judge to expedite matters and make recommendations to the district judge in the case, issued a report and recommendation to dismiss the case against some of the defendants but to retain jurisdiction of the case involving XTO Energy and other defendants.  XTO Energy and other defendants filed motions to modify the special master’s report, requesting the district judge to also dismiss the case as to XTO Energy and other defendants.  The district judge heard oral arguments on December 9, 2005, as to all motions seeking adoption, modification or reversal of the special master’s report, and XTO Energy is awaiting the decision of the district court.  While XTO Energy is unable to predict the outcome of this case or estimate the amount of any possible loss, it has informed the trustee that it believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action.  However, an order to change measuring practices or a related settlement could adversely affect the trust by reducing net proceeds in the future by an amount that is presently not determinable, but, in XTO Energy management’s opinion, is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.

Certain of the underlying properties are involved in various other lawsuits and certain governmental proceedings arising in the ordinary course of business. XTO Energy has advised the trustee that it does not believe that the ultimate resolution of these claims will have a material effect on trust annual distributable income, financial position or liquidity.

Other

Several states have enacted legislation to require state income tax withholding from nonresident recipients of oil and gas proceeds.  After consultation with its state tax counsel, XTO Energy has advised the trustee that it believes the trust is not subject to these withholding requirements.  However, regulations are subject to change by the various states, which could change this conclusion.  Should the trust be required to withhold state taxes, distributions to the unitholders would be reduced by the required amount, subject to the unitholder’s right to file a state tax return to claim any refund due.

4.   XTO Energy Inc.

As of March 31, 2006, XTO Energy owned 54.3% of the trust.  In January 2006, XTO Energy declared a dividend of all of the 21.7 million trust units it owns.  These units are to be distributed on May 12, 2006 to XTO Energy’s common stockholders of record on April 26, 2006.  After this dividend, XTO Energy will not be a unitholder of the trust.  XTO Energy also announced in January 2006 that it will consider selling the underlying properties. Any sale is dependent upon XTO Energy’s ability to structure a tax-efficient transaction and receive sufficient consideration from a buyer it deems to be qualified.

Item 2.  Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the trust’s 2005 annual report, as well as the condensed financial statements and notes thereto included in this quarterly report on Form 10-Q.  The trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the trust’s web site at www.hugotontrust.com.

Distributable Income

For the quarter ended March 31, 2006, net profits income was $39,085,894, as compared to $25,818,940 for first quarter 2005.  Increased net profits income is primarily the result of higher gas prices.  See “Net Profits Income” below.

After adding interest income of $86,245 and deducting administration expense of $130,539, distributable income for the quarter ended March 31, 2006 was $39,041,600, or $0.976040 per unit of beneficial interest.  Administration expense for the quarter decreased 7% from the prior year quarter primarily because of the timing of expenditures related to the 2004 audit of the trust’s internal control over financial reporting.  Increased interest income over these periods was because of the increase in net profits income and higher interest rates.  For first quarter 2005, distributable income was $25,698,160, or $0.642454 per unit.  Distributions to unitholders for the quarter ended March 31, 2006 were:

		Distribution
Record Date	Payment Date	per Unit

January 31, 2006	February 14, 2006	$0.382209
February 28, 2006	March 14, 2006	0.292614
March 31, 2006	April 14, 2006	0.301217
		$0.976040

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production.  Net profits income is generally affected by three major factors:

•     oil and gas sales volumes,

•     oil and gas sales prices, and

•     costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months
	Ended March 31 (a)		Increase
	2006	2005	(Decrease)

Sales Volumes
Gas (Mcf) (b)
Underlying properties	7,410,013	7,489,832	(1)%
Average per day	80,544	81,411	(1)%
Net profits interests	4,330,569	4,209,237	3%

Oil (Bbls) (b)
Underlying properties	78,265	74,413	5%
Average per day	851	809	5%
Net profits interests	47,049	44,123	7%

Average Sales Prices
Gas (per Mcf)	$ 9.10	$ 6.22	46%
Oil (per Bbl)	$ 59.10	$ 45.03	31%

Revenues
Gas sales	$67,404,751	$46,577,676	45%
Oil sales	4,625,299	3,350,990	38%
Total Revenues	72,030,050	49,928,666	44%

Costs
Taxes, transportation and other	5,727,555	4,609,139	24%
Production expense	5,546,717	4,340,197	28%
Development costs (c)	9,900,000	6,800,000	46%
Overhead	1,998,411	1,905,655	5%
Total Costs	23,172,683	17,654,991	31%

Net Proceeds	48,857,367	32,273,675	51%

Net Profits Percentage	80%	80%

Net Profits Income	$39,085,894	$25,818,940	51%

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

The following are explanations of significant variances on the underlying properties from first quarter 2005 to first quarter 2006:

Sales Volumes

First quarter gas sales volumes decreased 1%, while oil sales volumes increased 5%.  Lower gas sales volumes are primarily because of natural production decline, partially offset by increased production from new wells and workovers.  Increased oil sales volumes are primarily because of increased production from new wells and workovers and the timing of cash receipts, partially offset by natural production decline.

Sales Prices

Gas

The first quarter 2006 average gas price was $9.10 per Mcf, a 46% increase from the first quarter 2005 average gas price of $6.22 per Mcf. Gas prices increased from first quarter 2005 to first quarter 2006 primarily due to the effects of hurricanes on Gulf of Mexico production in 2005, as well as increased demand and declining North American production.  Prices will continue to be affected by weather, the U.S. economy, the level of North American production and import levels of liquified natural gas, and are expected to remain volatile.  The average NYMEX price for February and March 2006 was $7.24 per MMBtu.  At April 26, 2006, the average NYMEX futures price for the following twelve months was $9.32 per MMBtu.  Recent trust gas prices have averaged approximately 24% lower than the NYMEX price.

Oil

The first quarter 2006 average oil price was $59.10 per Bbl, a 31% increase from the first quarter 2005 average oil price of $45.03 per Bbl.  Oil prices increased from first quarter 2005 to first quarter 2006 primarily because of increasing global demand and supply shortage concerns, inadequate refining capacity, reduced production as a result of tropical storms and hurricanes in the Gulf of Mexico in 2005 and political instability.  NYMEX oil prices increased to record levels in April 2006, exceeding $75.00 per Bbl.  Oil prices are expected to remain volatile.  The average NYMEX price for February and March 2006 was $62.45 per Bbl.  At April 26, 2006, the average NYMEX futures price for the following twelve months was $74.76 per Bbl.  Recent trust oil prices have averaged approximately 3% lower than the NYMEX price.

Costs

Taxes

Taxes, transportation and other increased 24% for the first quarter primarily because of increased production taxes related to higher revenues, partially offset by decreased property taxes related to the timing of cash disbursements.

Production

Production expense increased 28% primarily because of increased maintenance and fuel costs.

Development

Development costs deducted in the calculation of net profits income are based on the development budget.  These development costs for first quarter 2006 increased 46% from the prior year quarter because of increased development activity in western Oklahoma and southwestern Wyoming. During the first three months of 2006, two wells were completed on the underlying properties and six wells were pending completion at March 31.

As of December 31, 2005, cumulative budgeted costs deducted exceeded cumulative actual costs by approximately $114,000.  In calculating net profits income for the quarter ended March 31, 2006, XTO Energy deducted budgeted development costs of $9.9 million.  After considering actual development costs of $12.5 million for the quarter, actual costs exceeded cumulative budgeted costs deducted by $2.4 million.  First quarter actual development costs primarily relate to disbursements for development activity in fourth quarter 2005.  The development cost deduction was lowered to $3.3 million beginning with the January 2006 distribution, but was increased to $4.2 million beginning with the April 2006 distribution based on the current level of development activity and costs.

XTO Energy has advised the trustee that it is reevaluating the 2006 budget of $40 million, which may be increased because of escalated drilling activity and higher costs.  The 2006 budget year generally coincides with the trust distribution months from April 2006 through March 2007.  The monthly development cost deduction will be reevaluated and revised as necessary, based on the 2006 budget and the timing and amount of actual expenditures.  See Note 2 to Condensed Financial Statements.

Overhead

Overhead increased 5% primarily because of the annual rate adjustment based on an industry index.

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding the net profits interests, underlying properties, development activities, development, production and other costs and expenses, oil and gas prices and differentials to NYMEX prices, supply shortages, future drilling, workover and restimulation plans, distributions to unitholders and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated by this reference as though fully set forth herein.  Although XTO Energy and the trustee believe that the expectations reflected in such forward-looking statements are reasonable, neither XTO Energy nor the trustee can give any assurance that such expectations will prove to be correct.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the trust’s market risks, as disclosed in Part II, Item 7A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

PART II - OTHER INFORMATION

Item 1.

Not applicable.

Item 1A.  Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2005.

Items 2 through 5.

Not applicable.

Item 6.    Exhibits.

(a)   Exhibits.

Exhibit Number
and Description

(15)	Awareness letter of KPMG LLP

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 7 and 7A to the Annual Report on Form 10-K for Hugoton Royalty Trust filed with the Securities and Exchange Commission on March 16, 2006 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

XTO ENERGY INC.

Date: April 28, 2006	By	/S/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President
and Chief Financial Officer