Form 10-Q
period 2006-06-30
HUGOTON ROYALTY TRUST
filed 2006-07-28
CIK 862022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Outstanding as of July 1, 2006
40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements should be read in conjunction with the trust’s financial statements and the notes thereto included in the trust’s Annual Report on Form 10-K.  In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at June 30, 2006 and the distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2006 and 2005 have been included.  Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee
  for the Hugoton Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of June 30, 2006 and the related condensed statements of distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2006 and 2005.  These condensed financial statements are the responsibility of the trustee.

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

KPMG LLP

Dallas, Texas
July 27, 2006

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Cash and short-term investments	$6,923,800	$13,524,280

Net profits interests in oil and gas properties - net (Note 1)	167,104,635	171,935,330

	$174,028,435	$185,459,610

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$6,923,800	$13,524,280

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	167,104,635	171,935,330

	$174,028,435	$185,459,610

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Net profits income	$21,125,072	$22,965,660	$60,210,966	$48,784,600

Interest income	50,097	21,859	136,342	41,909

Total income	21,175,169	22,987,519	60,347,308	48,826,509

Administration expense	202,929	155,479	333,468	296,309

Distributable income	$20,972,240	$22,832,040	$60,013,840	$48,530,200

Distributable income per unit (40,000,000 units)	$0.524306	$0.570801	$1.500346	$1.213255

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Trust corpus, beginning of period	$169,197,088	$179,730,111	$171,935,330	$182,551,814

Amortization of net profits interests	(2,092,453)	(2,615,603)	(4,830,695)	(5,437,306)

Distributable income	20,972,240	22,832,040	60,013,840	48,530,200

Distributions declared	(20,972,240)	(22,832,040)	(60,013,840)	(48,530,200)

Trust corpus, end of period	$167,104,635	$177,114,508	$167,104,635	$177,114,508

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.   Basis of Accounting

The financial statements of Hugoton Royalty Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with generally accepted accounting principles (“GAAP”):

—       Net profits income recorded for a month is the amount computed and paid by XTO Energy Inc., the owner of the underlying properties, to Bank of America, N.A., as trustee for the trust.  Net profits income consists of net proceeds received by XTO Energy from the underlying properties in the prior month, multiplied by a net profits percentage of 80%.

Costs deducted in the calculation of net proceeds for the 80% net profits interests generally include applicable taxes, transportation, marketing and legal costs, production expense, development costs, operating charges and other costs.

—       Net profits income is computed separately for each of three conveyances under which the net profits interests were conveyed to the trust.  If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from the other conveyances.

—       Trust expenses are recorded based on liabilities paid and cash reserves established by the trustee for liabilities and contingencies.

—       Distributions to unitholders are recorded when declared by the trustee.

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

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the trust.  Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus.  Accumulated amortization was $79,962,316 as of June 30, 2006 and $75,131,621 as of December 31, 2005.

2.   Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Cumulative actual costs (over) under the amount deducted - beginning of period	$(2,436,653)	$(1,178,666)	$113,905	$(319,927)
Actual costs	(11,059,379)	(6,972,845)	(23,509,937)	(14,631,584)
Budgeted costs deducted	12,600,000	7,200,000	22,500,000	14,000,000
Cumulative actual costs (over) the amount deducted - end of period	$(896,032)	$(951,511)	$(896,032)	$(951,511)

The monthly development cost deduction was $2 million in January 2005, but was increased three times during 2005 as a result of increased development activity and higher costs.  The deductions were increased to $2.4 million beginning with the February 2005 distribution, to $3.3 million beginning with the July 2005 distribution and to $5.1 million beginning with the October 2005 distribution.  The development cost deduction was lowered to $3.3 million beginning with the January 2006 distribution, but was increased to $4.2 million beginning with the April 2006 distribution.  Based on the current level of development activity and continued increasing costs, XTO Energy has advised the trustee that it will increase the monthly development cost deduction to $5 million beginning with the August 2006 distribution.

XTO Energy has advised the trustee that it has increased the 2006 budget from $40 million to $54 million because of escalated drilling activity and higher costs.  The 2006 budget year generally coincides with the trust distribution months from April 2006 through March 2007.  The monthly development cost deduction will continue to be reevaluated and revised as necessary, based on the 2006 budget and the timing and amount of actual expenditures.

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

4.   XTO Energy Inc.

As of May 12, 2006, XTO Energy is no longer a unitholder of the trust, when it distributed all of the 21.7 million trust units it owned to its common stockholders of record on April 26, 2006.  XTO Energy announced in January 2006 that it will consider selling the underlying properties.  Any sale is dependent upon XTO Energy’s ability to structure a tax-efficient transaction and receive sufficient consideration from a buyer it deems to be qualified.

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

Distributable Income

Quarter

For the quarter ended June 30, 2006, net profits income was $21,125,072, as compared to $22,965,660 for second quarter 2005.  This 8% decrease in net profits income is primarily the result of higher development costs, partially offset by higher oil and gas prices.  See “Net Profits Income” on the following page.

After adding interest income of $50,097 and deducting administration expense of $202,929, distributable income for the quarter ended June 30, 2006 was $20,972,240, or $0.524306 per unit of beneficial interest.  Administration expense for the quarter increased 31% from the prior year quarter primarily because of the timing of expenditures and increased unitholder reporting costs.  Increased interest income over these periods was primarily because of higher interest rates.  For second quarter 2005, distributable income was $22,832,040 or $0.570801 per unit.  Distributions to unitholders for the quarter ended June 30, 2006 were:

		Distribution
Record Date	Payment Date	per Unit

April 28, 2006	May 12, 2006	$0.177224
May 31, 2006	June 14, 2006	0.173987
June 30, 2006	July 17, 2006	0.173095
		$0.524306

Six Months

For the six months ended June 30, 2006, net profits income was $60,210,966, compared with $48,784,600 for the same 2005 period.  This 23% increase in net profits income is primarily the result of higher oil and gas prices, partially offset by higher development costs.  See “Net Profits Income” on the following page.

After adding interest income of $136,342 and deducting administration expense of $333,468, distributable income for the six months ended June 30, 2006 was $60,013,840, or $1.500346 per unit of beneficial interest.  Administration expense for the first six months of 2006 was 13% higher than in the first six months of 2005 primarily because of increased unitholder reporting costs, partially offset by the timing of expenditures.  Increased interest income over these periods was primarily because of the increase in net profits income and higher interest rates.  For the six months ended June 30, 2005, distributable income was $48,530,200, or $1.213255 per unit.

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production.  Net profits income is generally affected by three major factors:

—       oil and gas sales volumes,

—       oil and gas sales prices, and

—       costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months			Six Months
	Ended June 30 (a)		Increase	Ended June 30 (a)		Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
Sales Volumes
Gas (Mcf)(b)
Underlying properties	7,176,303	7,212,301	—	14,586,316	14,702,133	(1)%
Average per day	80,633	81,037	—	80,587	81,227	(1)%
Net profits interests	3,309,314	3,901,719	(15)%	7,639,883	8,110,956	(6)%

Oil (Bbls)(b)
Underlying properties	82,719	85,227	(3)%	160,984	159,640	1%
Average per day	929	958	(3)%	889	882	1%
Net profits interests	36,854	44,828	(18)%	83,903	88,951	(6)%

Average Sales Prices
Gas (per Mcf)	$6.32	$5.85	8%	$7.73	$6.04	28%
Oil (per Bbl)	$63.54	$50.38	26%	$61.38	$47.89	28%

Revenues
Gas sales	$45,389,975	$42,222,430	8%	$112,794,726	$88,800,106	27%
Oil sales	5,255,704	4,293,413	22%	9,881,003	7,644,403	29%

Total Revenues	50,645,679	46,515,843	9%	122,675,729	96,444,509	27%

Costs
Taxes, transportation and other	4,868,673	4,315,085	13%	10,596,228	8,924,224	19%
Production expense	4,778,536	4,387,547	9%	10,325,253	8,727,744	18%
Development costs(c)	12,600,000	7,200,000	75%	22,500,000	14,000,000	61%
Overhead	1,992,130	1,906,136	5%	3,990,541	3,811,791	5%

Total Costs	24,239,339	17,808,768	36%	47,412,022	35,463,759	34%

Net Proceeds	26,406,340	28,707,075	(8)%	75,263,707	60,980,750	23%

Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$21,125,072	$22,965,660	(8)%	$60,210,966	$48,784,600	23%

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

(c)           See Note 2 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from second quarter 2005 to second quarter 2006 and from the first six months of 2005 to the comparable period in 2006:

Sales Volumes

Gas

Gas sales volumes remained relatively unchanged for the second quarter and decreased 1% for the six-month period primarily because natural production decline was largely offset by increased production from new wells and workovers and the timing of cash receipts.

Oil

Oil sales volumes decreased 3% for the second quarter and increased 1% for the six-month period.  Fluctuations in oil sales volumes are primarily the result of natural production decline, with offsetting production from new wells and workovers and increased volumes related to the timing of cash receipts.

Sales Prices

Gas

The second quarter 2006 average gas price was $6.32 per Mcf, an 8% increase from the second quarter 2005 average gas price of $5.85 per Mcf.  For the six-month period, the average gas price increased 28% to $7.73 per Mcf in 2006 from $6.04 per Mcf in 2005.  Gas prices were higher for the second quarter and for the six-month period primarily because of increased demand and declining North American production.  Prices will continue to be affected by weather, the U.S. economy, the level of North American production, crude oil prices and import levels of liquified natural gas, and are expected to remain volatile.  The second quarter 2006 gas price is primarily related to production from February through April 2006, when the average NYMEX price was $7.23 per MMBtu, or 6% higher than the comparable 2005 period average NYMEX price of $6.80 per MMBtu.  A warmer-than-normal winter and increased gas inventories have caused recent prices to decline.  The average NYMEX price for May and June 2006 was $6.38 per MMBtu.  At July 25, 2006, the average NYMEX futures price for the following twelve months was $8.55 per MMBtu.  Recent trust gas prices have averaged approximately 15% lower than the NYMEX price.

Oil

The second quarter 2006 average oil price was $63.54 per Bbl, a 26% increase from the second quarter 2005 average oil price of $50.38 per Bbl.  The year-to-date average oil price increased 28% to $61.38 per Bbl in 2006 from $47.89 per Bbl in 2005.  Oil prices were higher for the second quarter and for the six-month period primarily because of increasing global demand and supply shortage concerns, political instability, reduced production as a result of tropical storms and hurricanes in the Gulf of Mexico in 2005 and inadequate sour crude refining capacity.  Declining oil and gasoline supplies, strong global demand and geopolitical concerns have caused recent oil prices to generally remain at or above $70.00 per Bbl.  Because of rising tension in the Middle East, oil prices increased to record levels in July 2006, exceeding $78.00 per Bbl.  The average NYMEX price for May and June 2006 was $70.94 per Bbl.  At July 25, 2006, the average NYMEX futures price for the following twelve months was $76.02 per Bbl.  Recent trust oil prices have averaged approximately 4% lower than the NYMEX price.

Costs

Taxes

Taxes, transportation and other increased 13% for the quarter and 19% for the six-month period primarily because of increased production taxes related to higher revenues.  In addition, increased taxes, transportation and other for the six-month period was partially offset by decreased property taxes related to the timing of cash disbursements.

Production

Production expense increased 9% for the quarter and 18% for the six-month period primarily because of increased repair and maintenance, insurance and fuel costs.

Development

Development costs deducted in the calculation of net profits income are based on the development budget.  These development costs increased 75% for the second quarter and 61% for the six-month period primarily because of increased development activity in western Oklahoma as well as higher costs.  During the first half of 2006, 14 wells were completed and five wells were pending completion on the underlying properties at June 30.

As of December 31, 2005, cumulative budgeted costs deducted exceeded cumulative actual costs by approximately $114,000.  In calculating net profits income, XTO Energy deducted budgeted development costs of $12.6 million for the quarter and $22.5 million for the six-month period.  After considering actual development costs of $11.1 million for the quarter and $23.5 million for the six-month period, cumulative actual development costs exceeded budgeted development costs deducted by approximately $896,000 at June 30, 2006.

Based on the current level of development activity and continued increasing costs, XTO Energy has advised the trustee that it will increase the monthly development cost deduction from $4.2 million to $5 million beginning with the August 2006 distribution.  In addition, XTO Energy has advised the trustee that it has increased the 2006 budget from $40 million to $54 million.  The 2006 budget year generally coincides with the trust distribution months from April 2006 through March 2007.  The monthly development cost deduction will be reevaluated and revised as necessary, based on the 2006 budget and the timing and amount of actual expenditures.  See Note 2 to Condensed Financial Statements.

Overhead

Overhead increased 5% for the quarter and for the six-month period primarily because of the annual rate adjustment based on an industry index.

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

Item 4.            Controls and Procedures.

As of the end of the period covered by this report, the trustee carried out an evaluation of the effectiveness of the design and operation of the trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, the trustee concluded that the trust’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed in reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the periods required and that this information is accumulated and communicated to allow timely decisions regarding required disclosures.  In its evaluation of disclosure controls and procedures, the trustee has relied, to the extent considered reasonable, on information provided by XTO Energy.  There has not been any change in the trust’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the trust’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Not applicable.

Item 1A.  Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2005.

Items 2 through 5.

Not applicable.

Item 6.            Exhibits.

(a)          Exhibits.

Exhibit Number
and Description

(15)	Awareness letter of KPMG LLP

(23)	Consent of Miller and Lents, Ltd.

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Hugoton Royalty Trust filed with the Securities and Exchange Commission on March 16, 2006 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

XTO ENERGY INC.

Date: July 28, 2006	By	/S/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President
and Chief Financial Officer