Form 10-Q
period 2006-09-30
HUGOTON ROYALTY TRUST
filed 2006-11-01
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Outstanding as of October 1, 2006

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements should be read in conjunction with the trust’s financial statements and the notes thereto included in the trust’s Annual Report on Form 10-K.  In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at September 30, 2006 and the distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2006 and 2005 have been included.  Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee

  for the Hugoton Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of September 30, 2006 and the related condensed statements of distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2006 and 2005.  These condensed financial statements are the responsibility of the trustee.

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

KPMG LLP

Dallas, Texas

October 31, 2006

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	September 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS

Cash and short-term investments	$5,482,080	$13,524,280

Net profits interests in oil and gas properties - net (Note 1)	165,306,020	171,935,330

	$170,788,100	$185,459,610

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$5,482,080	$13,524,280

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	165,306,020	171,935,330

	$170,788,100	$185,459,610

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Net profits income	$16,962,944	$24,325,921	$77,173,910	$73,110,521

Interest income	25,551	29,600	161,893	71,509

Total income	16,988,495	24,355,521	77,335,803	73,182,030

Administration expense	67,695	51,321	401,163	347,630

Distributable income	$16,920,800	$24,304,200	$76,934,640	$72,834,400

Distributable income per unit (40,000,000 units)	$0.423020	$0.607605	$1.923366	$1.820860

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Trust corpus, beginning of period	$167,104,635	$177,114,508	$171,935,330	$182,551,814

Amortization of net profits interests	(1,798,615)	(2,629,842)	(6,629,310)	(8,067,148)

Distributable income	16,920,800	24,304,200	76,934,640	72,834,400

Distributions declared	(16,920,800)	(24,304,200)	(76,934,640)	(72,834,400)

Trust corpus, end of period	$165,306,020	$174,484,666	$165,306,020	$174,484,666

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

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the trust.  Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus.  Accumulated amortization was $81,760,931 as of September 30, 2006 and $75,131,621 as of December 31, 2005.

2.   Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Cumulative actual costs (over) under the amount deducted - beginning of period	$(896,032)	$(951,511)	$113,905	$(319,927)
Actual costs	(18,622,306)	(10,883,949)	(42,132,243)	(25,515,533)
Budgeted costs deducted	14,200,000	9,900,000	36,700,000	23,900,000
Cumulative actual costs (over) under the amount deducted - end of period	$(5,318,338)	$(1,935,460)	$(5,318,338)	$(1,935,460)

The monthly development cost deduction was $2 million in January 2005, but was increased three times during 2005 as a result of increased development activity and higher costs.  The deductions were increased to $2.4 million in the February 2005 distribution, to $3.3 million in the July 2005 distribution and to $5.1 million in the October 2005 distribution.  The development cost deduction was lowered to $3.3 million in the January 2006 distribution, but was increased to $4.2 million in the April 2006 distribution.  Based on the recent level of development activity and continued increasing costs, the monthly development cost deduction increased to $5 million in the August 2006 distribution.

XTO Energy advised the trustee that it increased the 2006 budget from $40 million to $54 million because of escalated drilling activity and higher costs.  The 2006 budget year generally coincides with the trust distribution months from April 2006 through March 2007.  The monthly development cost deduction will continue to be reevaluated and revised as necessary based on the 2006 budget and the timing and amount of actual expenditures.

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

In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims, and Grynberg’s appeal of this decision was dismissed for lack of appellate jurisdiction in May 2003.  The parties have completed discovery regarding whether the plaintiff has met the jurisdictional prerequisites for maintaining an action under the U.S. False Claims Act.  In June 2004, XTO Energy joined with other defendants in filing a motion to dismiss, contending that the plaintiff has not satisfied the jurisdictional requirements to maintain this action.  A hearing on this motion occurred in March 2005, and in May 2005, the special master, who was appointed by the district judge to expedite matters and make recommendations to the district judge in the case, issued a report and recommendation to dismiss the case against some of the defendants but to retain jurisdiction of the case involving XTO Energy and other defendants.  XTO Energy and other defendants filed motions to modify the special master’s report,  requesting the district judge to also dismiss the case as to XTO Energy and other defendants.  On October 20, 2006, the district judge held that Grynberg failed to establish the jurisdictional requirements to maintain the action against XTO Energy and other defendants and dismissed the actions for lack of subject matter jurisdiction.  While XTO Energy is unable to predict the final outcome of this case or estimate the amount of any possible loss, it has informed the trustee that it believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action.  However, an order to change measuring practices or a related settlement could adversely affect the trust by reducing net proceeds in the future by an amount that is presently not determinable, but, in XTO Energy management’s opinion, is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.

An amended petition for a class action lawsuit, Beer, et al. v. XTO Energy Inc., was filed in January 2006, in the District Court of Texas County, Oklahoma by royalty owners of natural gas wells in Oklahoma.  The plaintiffs allege that XTO Energy has not properly accounted to the plaintiffs for the royalties to which they are entitled and seek an accounting regarding the natural gas and other products produced from their wells and the prices paid for the natural gas and other products produced, and for payment of the monies allegedly owed since June 2002, with a certain limited number of plaintiffs claiming monies owed for additional time.  A hearing on the class certification has not been scheduled.  XTO Energy has informed the trustee that it believes that it has strong defenses to this lawsuit and intends to vigorously defend its position.  However, if XTO Energy ultimately makes any settlement payments, the trust will bear its 80% share of such settlement related to production from the underlying properties.  Additionally, if a judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds.  The amount of any reduction in net proceeds is not presently determinable, but XTO Energy has informed the trustee that in its management’s opinion the amount is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.

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

4.   XTO Energy Inc.

As of May 12, 2006, XTO Energy is no longer a unitholder of the trust, when it distributed all of the 21.7 million trust units it owned to its common stockholders of record on April 26, 2006.  XTO Energy announced in January 2006 that it would consider selling the underlying properties.  However, XTO Energy advised the trustee in August 2006, that after a full review, it has decided to retain ownership of these underlying property interests at this time.

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

Distributable Income

Quarter

For the quarter ended September 30, 2006, net profits income was $16,962,944, as compared to $24,325,921 for third quarter 2005.  This 30% decrease in net profits income is primarily the result of higher development costs and decreased natural gas prices.  See “Net Profits Income” on the following page.

After adding interest income of $25,551 and deducting administration expense of $67,695, distributable income for the quarter ended September 30, 2006 was $16,920,800, or $0.423020 per unit of beneficial interest.  Administration expense for the quarter increased 32% from the prior year quarter primarily because of increased trustee administrative fees and higher unitholder reporting costs related to an increased number of unitholders.  Decreased interest income over these periods was primarily because of lower net profits income, partially offset by higher interest rates.  For third quarter 2005, distributable income was $24,304,200 or $0.607605 per unit.  Distributions to unitholders for the quarter ended September 30, 2006 were:

		Distribution
Record Date	Payment Date	per Unit

July 31, 2006	August 14, 2006	$0.167199
August 31, 2006	September 15, 2006	0.118769
September 29, 2006	October 16, 2006	0.137052
		$0.423020

Nine Months

For the nine months ended September 30, 2006, net profits income was $77,173,910, compared with $73,110,521 for the same 2005 period.  This 6% increase in net profits income is primarily the result of higher oil and natural gas prices, partially offset by higher development costs and production expense.  See “Net Profits Income” on the following page.

After adding interest income of $161,893 and deducting administration expense of $401,163, distributable income for the nine months ended September 30, 2006 was $76,934,640, or $1.923366 per unit of beneficial interest.  Administration expense for the first nine months of 2006 was 15% higher than in the first nine months of 2005 primarily because of higher unitholder reporting costs related to an increased number of unitholders and increased trustee administrative fees.  Increased interest income over these periods was primarily because of the increase in net profits income and higher interest rates.  For the nine months ended September 30, 2005, distributable income was $72,834,400, or $1.820860 per unit.

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production.  Net profits income is generally affected by three major factors:

•              oil and gas sales volumes,

•              oil and gas sales prices, and

•              costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months			Nine Months
	Ended September 30 (a)		Increase	Ended September 30 (a)		Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	7,476,512	7,639,778	(2)%	22,062,828	22,341,911	(1)%
Average per day	81,266	83,041	(2)%	80,816	81,839	(1)%
Net profits interests	2,844,750	3,922,803	(27)%	10,484,633	12,033,759	(13)%

Oil (Bbls) (b)
Underlying properties	82,327	85,765	(4)%	243,311	245,405	(1)%
Average per day	895	932	(4)%	891	899	(1)%
Net profits interests	32,641	42,973	(24)%	116,544	131,924	(12)%

Average Sales Prices
Gas (per Mcf)	$ 5.67	$ 6.17	(8)%	$ 7.03	$ 6.09	15%
Oil (per Bbl)	$ 70.13	$ 52.49	34%	$ 64.34	$ 49.49	30%

Revenues
Gas sales	$42,374,707	$47,155,805	(10)%	$155,169,433	$135,955,911	14%
Oil sales	5,773,777	4,501,609	28%	15,654,780	12,146,012	29%

Total Revenues	48,148,484	51,657,414	(7)%	170,824,213	148,101,923	15%

Costs
Taxes, transportation and other	4,639,339	4,606,027	1%	15,235,567	13,530,251	13%
Production expense	5,974,007	4,761,078	25%	16,299,260	13,488,822	21%
Development costs (c)	14,200,000	9,900,000	43%	36,700,000	23,900,000	54%
Overhead	2,131,458	1,982,908	7%	6,121,999	5,794,699	6%

Total Costs	26,944,804	21,250,013	27%	74,356,826	56,713,772	31%

Net Proceeds	21,203,680	30,407,401	(30)%	96,467,387	91,388,151	6%

Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$16,962,944	$24,325,921	(30)%	$77,173,910	$73,110,521	6%

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

(c)           See Note 2 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from third quarter 2005 to third quarter 2006 and from the first nine months of 2005 to the comparable period in 2006:

Sales Volumes

Gas

Gas sales volumes decreased 2% for the third quarter and 1% for the nine-month period primarily because of natural production decline and the timing of cash receipts, which was largely offset by increased production from new wells and workovers.

Oil

Oil sales volumes decreased 4% for the third quarter and 1% for the nine-month period.  Decreased oil sales volumes are primarily the result of natural production decline, the timing of cash receipts and prior period volume adjustments in 2006, partially offset by production from new wells and workovers.

Sales Prices

Gas

The third quarter 2006 average gas price was $5.67 per Mcf, an 8% decrease from the third quarter 2005 average gas price of $6.17 per Mcf.  For the nine-month period, the average gas price increased 15% to $7.03 per Mcf in 2006 from $6.09 per Mcf in 2005.  Gas prices were lower for third quarter 2006 primarily because of an adequate natural gas supply inventory due to the warmer than normal weather during the winter of 2005-2006 and the absence of hurricane activity in the Gulf of Mexico in 2006.  Gas prices were higher for the nine-month period primarily because of increased demand and declining North American production.  Prices will continue to be affected by weather, the U.S. economy, the level of North American production, crude oil prices and import levels of liquified natural gas, and are expected to remain volatile.  The third quarter 2006 gas price is primarily related to production from May through July 2006, when the average NYMEX price was $6.33 per MMBtu, or 11% lower than the comparable 2005 period average NYMEX price of $7.08 per MMBtu.  Increased gas inventories, speculative activity in NYMEX gas markets and mild weather have caused recent prices to decline.  The average NYMEX price for August and September 2006 was $6.15 per MMBtu.  At October 30, 2006, the average NYMEX futures price for the following twelve months was $7.61 per MMBtu.  Recent trust gas prices have averaged approximately 8% lower than the NYMEX price.

Oil

The third quarter 2006 average oil price was $70.13 per Bbl, a 34% increase from the third quarter 2005 average oil price of $52.49 per Bbl.  The year-to-date average oil price increased 30% to $64.34 per Bbl in 2006 from $49.49 per Bbl in 2005.  Oil prices were higher for the third quarter and for the nine-month period primarily because of increasing global demand and supply shortage concerns, political instability, reduced production as a result of tropical storms and hurricanes in the Gulf of Mexico in 2005 and inadequate sour crude refining capacity.  Rising tension in the Middle East caused oil prices to increase to record levels in July 2006, exceeding $78.00 per Bbl.  Rising crude oil supplies, reduced geopolitical tensions and the potential for lower demand in a slowing U.S. economy have caused recent oil prices to drop below $57.00 per Bbl.  The average NYMEX price for August and September 2006 was $68.70 per Bbl.  At October 30, 2006, the average NYMEX futures price for the following twelve months was $63.53 per Bbl.  Recent trust oil prices have averaged approximately 4% lower than the NYMEX price.

Costs

Taxes

Taxes, transportation and other increased 1% for the quarter and 13% for the nine-month period.  Increased taxes, transportation and other for the third quarter are primarily because of increased property taxes related to the timing of cash disbursements, partially offset by decreased production taxes related to lower revenues.  The nine-month period increase is primarily because of increased production taxes related to higher revenues.

Production

Production expense increased 25% for the quarter and 21% for the nine-month period primarily because of increased repair and maintenance, insurance, equipment rental, labor and fuel costs as a result of increased activity and higher industry costs.

Development

Development costs deducted in the calculation of net profits income are based on the development budget.  These development costs increased 43% for the third quarter and 54% for the nine-month period primarily because of increased development activity in western Oklahoma as well as higher costs.  During the first nine months of 2006, 23 wells were completed and 14 wells were pending completion on the underlying properties at September 30.

As of December 31, 2005, cumulative budgeted costs deducted exceeded cumulative actual costs by approximately $114,000.  In calculating net profits income, XTO Energy deducted budgeted development costs of $14.2 million for the quarter and $36.7 million for the nine-month period.  After considering actual development costs of $18.6 million for the quarter and $42.1 million for the nine-month period, cumulative actual development costs exceeded budgeted development costs deducted by approximately $5.3 million at September 30, 2006.

Based on the recent level of development activity and continued increasing costs, the monthly development cost deduction was increased from $4.2 million to $5 million beginning with the August 2006 distribution.  In addition, XTO Energy advised the trustee that it increased the 2006 budget from $40 million to $54 million.  The 2006 budget year generally coincides with the trust distribution months from April 2006 through March 2007.  The monthly development cost deduction will be reevaluated and revised as necessary, based on the 2006 budget and the timing and amount of actual expenditures.  See Note 2 to Condensed Financial Statements.

Overhead

Overhead increased 7% for the quarter and 6% for the nine-month period primarily because of the annual rate adjustment based on an industry index.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the United States District Court for the Western District of Oklahoma by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the U.S. False Claims Act against XTO Energy.  The plaintiff alleges that XTO Energy underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans in amounts in excess of 20% as a result of mismeasuring the volume of natural gas, incorrectly analyzing its heating content and improperly valuing the natural gas during at least the past ten years.  The plaintiff seeks treble damages for the unpaid royalties (with interest, attorney’s fees and expenses), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for XTO Energy to cease the allegedly improper measuring practices.  This lawsuit against XTO Energy and similar lawsuits filed by Grynberg against more than 300 other companies have been consolidated in the United States District Court for Wyoming.  In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims, and Grynberg’s appeal of this decision was dismissed for lack of appellate jurisdiction in May 2003.  The parties have completed discovery regarding whether the plaintiff has met the jurisdictional prerequisites for maintaining an action under the U.S. False Claims Act.  In June 2004, XTO Energy joined with other defendants in filing a motion to dismiss, contending that the plaintiff has not satisfied the jurisdictional requirements to maintain this action.  A hearing on this motion occurred in March 2005, and in May 2005, the special master, who was appointed by the district judge to expedite matters and make recommendations to the district judge in the case, issued a report and recommendation to dismiss the case against some of the defendants but to retain jurisdiction of the case involving XTO Energy and other defendants.  XTO Energy and other defendants filed motions to modify the special master’s report,  requesting the district judge to also dismiss the case as to XTO Energy and other defendants.  On October 20, 2006, the district judge held that Grynberg failed to establish the jurisdictional requirements to maintain the action against XTO Energy and other defendants and dismissed the actions for lack of subject matter jurisdiction.  While XTO Energy is unable to predict the final outcome of this case or estimate the amount of any possible loss, it has informed the trustee that it believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action.  However, an order to change measuring practices or a related settlement could adversely affect the trust by reducing net proceeds in the future by an amount that is presently not determinable, but, in XTO Energy management’s opinion, is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.

An amended petition for a class action lawsuit, Beer, et al. v. XTO Energy Inc., was filed in January 2006, in the District Court of Texas County, Oklahoma by royalty owners of natural gas wells in Oklahoma.  The plaintiffs allege that XTO Energy has not properly accounted to the plaintiffs for the royalties to which they are entitled and seek an accounting regarding the natural gas and other products produced from their wells and the prices paid for the natural gas and other products produced, and for payment of the monies allegedly owed since June 2002, with a certain limited number of plaintiffs claiming monies owed for additional time.  A hearing on the class certification has not been scheduled.  XTO Energy has informed the trustee that it believes that it has strong defenses to this lawsuit and intends to vigorously defend its position.  However, if XTO Energy ultimately makes any settlement payments, the trust will bear its 80% share of such settlement related to production from the underlying properties.  Additionally, if a judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds.  The amount of any reduction in net proceeds is not presently determinable, but XTO Energy has informed the trustee that in its management’s opinion the amount is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity

Item 1A.  Risk Factors.

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

(15)                            Awareness letter of KPMG LLP

(31)                            Rule 13a-14(a)/15d-14(a) Certification

(32)                            Section 1350 Certification

(99)                            Items 1A and 7A to the Annual Report on Form 10-K for Hugoton Royalty Trust filed with the Securities and Exchange Commission on March 16, 2006 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

XTO ENERGY INC.

Date: November 1, 2006	By	/S/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President
and Chief Financial Officer