Form 10-K
period 2006-12-31
HUGOTON ROYALTY TRUST
filed 2007-03-01
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006	Commission file number 1-10476

Hugoton Royalty Trust

(Exact name of registrant as specified in the Hugoton Royalty Trust Indenture)

Texas	58-6379215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Bank of America, N.A.	75283-0650
Trustee	(Zip Code)
P.O. Box 830650
Dallas, Texas
(Address of principal executive offices)

Registrant’s telephone number including area code:  (877) 228-5083

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

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

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the units of beneficial interest of the trust, based on the closing price on the New York Stock Exchange as of June 30, 2006 (the last business day of its most recently completed second fiscal quarter), held by non-affiliates of the registrant on that date was approximately $1.15 billion.

At February 28, 2007, there were 40,000,000 units of beneficial interest of the trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below is the only document parts of which are incorporated herein by reference and the parts of this report into which the document is incorporated:

2006 Annual Report to Unitholders - Part II

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

In May 2006, XTO Energy distributed all of its remaining 21.7 million trust units as a dividend to its common stockholders. XTO Energy currently is not a unitholder of the trust.

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

Approximately 91% of the net profits income received by the trust during 2006, as well as 91% of the estimated proved reserves of the net profits interests at December 31, 2006 (based on estimated future net cash flows using year-end oil and gas prices), is attributable to natural gas. There has historically been a greater demand for gas during the winter months than the rest of the year. Otherwise, trust income generally is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The trust conducts no research activities.

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

The following discussion of risk factors should be read in conjunction with the financial statements and related notes included in the trust’s annual report to unitholders for the year ended December 31, 2006. Because of these and other factors, past financial performance should not be considered an indication of future performance.

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

Production expense and development costs are deducted in the calculation of the trust’s share of net proceeds. Accordingly, higher or lower production expense and development costs, without concurrent changes in revenue, will directly decrease or increase the amount received by the trust. If development costs and production expense for underlying properties in a particular state exceed the production proceeds from the properties, the trust will not receive net proceeds for those properties until future proceeds from production in that state exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs.

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

The assets of the trust represent interests in depleting assets and, if XTO Energy and any other operators developing the underlying properties do not perform additional successful development projects, the assets may deplete faster than expected. Eventually, the assets of the trust will cease to produce in commercial quantities and the trust will cease to receive proceeds from such assets. In addition, a reduction in depletion tax benefits may reduce the market value of the trust units.

The net proceeds payable to the trust are derived from the sale of depleting assets. Eventually, the properties underlying the trust’s net profits interests will cease to produce in commercial quantities and the trust will, therefore, cease to receive any net proceeds therefrom. The reduction in proved reserve quantities is a common measure of the depletion. Future maintenance and development projects on the underlying properties will affect the quantity of proved reserves. The timing and size of these projects will depend on the market prices of oil and natural gas. If XTO Energy or other operators of the properties do not implement additional maintenance and successful development projects, the future rate of production decline of proved reserves may be higher than the rate currently estimated.

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

While these risks do not expose the trust to liabilities of the drilling contractor or operator of the well, they can reduce net proceeds payable to the trust and trust distributions by decreasing oil and gas revenues or increasing production expense or development costs from the underlying properties. Furthermore, these risks may cause the costs of development activities on the underlying properties to exceed the revenues therefrom, thereby reducing net proceeds payable to the trust and trust distributions.

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

Item 1B.               Unresolved Staff Comments

As of December 31, 2006, the trust did not have any unresolved Securities and Exchange Commission staff comments.

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

All the underlying properties are currently owned by XTO Energy. XTO Energy may sell all or any portion of the underlying properties at any time, subject to and burdened by the net profits interests. In January 2006, XTO Energy announced that it would consider selling the underlying properties. However, XTO Energy advised the trustee in August 2006, that after a full review, it has decided to retain ownership of these underlying property interests at this time.

Hugoton Area

Natural gas was discovered in the Hugoton area in 1922. With an estimated five million productive acres covering parts of Texas, Oklahoma and Kansas, the Hugoton area is one of the largest domestic natural gas producing areas. During 2006, daily sales volumes from the underlying properties in the Hugoton area averaged approximately 23,600 Mcf of gas and 74 Bbls of oil.

Most of the production from the underlying properties in the Hugoton area is from the Chase formation, at depths of 2,700 to 2,900 feet. XTO Energy has informed the trustee that it plans to develop other formations that underlie the 79,500 net acres held by production by the Chase formation wells, which range from 2,950 to 8,000 feet and include the Council Grove, Morrow, Chester and St. Louis formations. These formations are characterized by both oil and gas production from a variety of structural and stratigraphic traps. Since 2003, XTO Energy has drilled successful wells to these formations and plans to continue this development program in 2007. XTO Energy has participated in 3-D seismic shoots covering 30,000 acres of XTO Energy’s net acreage position beneath the Chase formation.

Within this area, XTO Energy successfully drilled three gross (3.0 net) wells and performed 29 workovers in 2006, of which 20 were Chase restimulations. XTO Energy has informed the trustee that it plans to drill up to five wells and perform up to 30 workovers during 2007.

XTO Energy’s future development plans for the underlying properties in the Hugoton area include:

•       additional compression to lower line pressures,

•       installing artificial lift,

•       opening new producing zones in existing wells,

•       restimulating producing intervals in existing wells utilizing new technology,

•       deepening existing wells to new producing zones, and

•       drilling additional wells.

XTO Energy delivers most of its Hugoton gas production to a gathering and processing system operated by a subsidiary. This system collects approximately 70% of its throughput from underlying properties, which, in recent months, has been approximately 16,950 Mcf per day from 264 wells. The gathering subsidiary purchases the gas from XTO Energy at the wellhead, gathers and transports the gas to its plant, and treats and processes the gas at the plant. The gathering subsidiary pays XTO Energy for wellhead volumes at a price of 80% to 85% of the net residue price received by XTO Energy’s marketing affiliate. This affiliate currently sells the residue to a pipeline at a price based on the monthly pipeline index less $0.01 per MMBtu.

Other Hugoton gas production is sold under a third party contract. Under the contract, XTO Energy receives 74.5% of the net proceeds received from the sale of the residue gas and liquids.

Anadarko Basin

Oil and gas accumulations were discovered in the Anadarko Basin of western Oklahoma in 1945. XTO Energy is one of the largest producers in the Ringwood, Northwest Okeene and Cheyenne Valley fields of Major County, the Northeast Cedardale field of Woodward County and the Elk City field of Beckham County, the principal producing regions of the underlying properties in the Anadarko Basin.

Daily sales volumes from the underlying properties in the Anadarko Basin averaged 34,800 Mcf of gas and 799 Bbls of oil in 2006.

The fields in the Major County area are characterized by oil and gas production from a variety of structural and stratigraphic traps. Productive zones range from 6,500 to 9,400 feet and include the Oswego, Red Fork, Inola, Chester, Manning, Mississippian, Hunton and Arbuckle formations. Within this area, XTO Energy successfully drilled 12 gross (8.0 net) wells and performed 12 workovers in 2006. XTO Energy has informed the trustee that it plans to drill up to 12 wells and perform up to 15 workovers in Major County during 2007.

The fields within Woodward County are characterized primarily by gas production from a variety of structural and stratigraphic traps. Productive zones range from 6,000 to 7,500 feet and include the Cottage Grove, Oswego, Chester and Mississippian formations. Within this area, XTO Energy successfully drilled 12 gross (10.4 net) wells and performed five workovers in 2006. XTO Energy has informed the trustee that it plans to drill up to 11 wells and perform up to eight workovers in Woodward County during 2007.

The Elk City field on the eastern edge of Beckham County produces oil and gas from a structural anticline with stratigraphic trapping features. Production zones range from 9,500 to 15,500 feet and include the Hoxbar, Atoka and Morrow formations. Within this area, XTO Energy successfully drilled two gross (1.8 net) wells and performed three workovers in 2006. XTO Energy has informed the trustee that it plans to drill up to four wells and perform up to six workovers within the Elk City field during 2007.

XTO Energy plans to further develop the underlying properties in the Anadarko Basin primarily through:

•       mechanical stimulation of existing wells,

•       installing artificial lift,

•       opening new producing zones in existing wells,

•       deepening existing wells to new producing zones, and

•       drilling additional wells.

A gathering subsidiary of XTO Energy operates a 300-mile gathering system and pipeline in the Major County area. The gathering subsidiary and a third-party processor purchase natural gas produced at the wellhead from XTO Energy and other producers in the area under various agreements including life-of-production contracts. The gathering subsidiary gathers and transports the gas to a third-party processor, which processes the gas and pays XTO Energy and other producers for at least 50% of the liquids processed. After the gas is processed, the gathering subsidiary transports the gas via a residue pipeline to a connection with an interstate pipeline. The gathering subsidiary sells the residue gas to the marketing subsidiary of XTO Energy based upon a published index price. The gathering subsidiary pays this price to XTO Energy less a compression and gathering fee of approximately $0.31 per Mcf of residue gas. This gathering fee was previously approved by the Federal Energy Regulatory Commission when the gathering subsidiary was regulated. During 2006, the gathering system collected approximately 13,500 Mcf per day from over 400 wells, approximately 52% of which XTO Energy operates. Estimated capacity of the gathering system is 28,000 Mcf per day. The gathering subsidiary also provides contract operating services to properties in Woodward County, collecting approximately 10,500 Mcf per day from 107 wells, for an average fee of approximately $0.10 per Mcf.

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

Daily 2006 sales volumes from the underlying properties in the Fontenelle Field averaged 22,800 Mcf of natural gas and 38 Bbls of oil. In 2006, XTO Energy successfully drilled eight gross (8.0 net) wells and performed ten workovers. Of the eight wells drilled in 2006, two wells were completed and six wells were pending completion at December 31. XTO Energy has advised the trustee that it does not plan to perform any workovers or drill wells in the Green River Basin during 2007. XTO Energy is continuing its efforts to reduce pipeline pressure which has shown potential for increasing production and extending field life in the Fontenelle Field.

Potential development activities for the underlying properties in this area include:

•       installing artificial lift,

•       restimulating producing intervals utilizing new technology,

•       additional compression to lower line pressures, and

•       opening new producing zones in existing wells.

XTO Energy markets the gas produced from the Fontenelle Unit and nearby properties under three different marketing arrangements. Under the agreement covering approximately 70% of the gas sold, XTO Energy compresses the gas on the lease, transports it off the lease and compresses the gas again prior to entry into the gas plant pipeline. The pipeline transports the gas 35 miles to the gas plant, where the gas is processed, then redelivered to XTO Energy and sold to XTO Energy’s marketing subsidiary. The owner of the gas plant and related pipeline charges XTO Energy for operational fuel and processing. In 2006, the fuel charge was 1.2% of the volumes produced and the processing fee was $0.10 per MMBtu. The marketing subsidiary then sells the residue gas to third parties based upon a spot sales price and pays the net sales proceeds to XTO Energy. The marketing subsidiary does not receive a marketing fee. The gas not sold under the above arrangement is sold either under a similar arrangement where the fee is $0.16 per MMBtu, or under a contract where XTO Energy directly sells the gas to a third party on the lease at an adjusted index price. Condensate is sold at the lease to an independent third party at market rates.

Producing Acreage and Well Counts

For the following data, “gross” refers to the total wells or acres on the underlying properties in which XTO Energy owns a working interest and “net” refers to gross wells or acres multiplied by the percentage working interest owned by XTO Energy. Although many of XTO Energy’s wells produce both oil and gas, a well is categorized as an oil well or a gas well based upon the ratio of oil to natural gas production. Operated wells are operated by XTO Energy and nonoperated wells are operated by other operators.

The underlying properties are interests in developed properties located primarily in gas producing regions of Kansas, Oklahoma and Wyoming. The following is a summary of the approximate producing acreage of the underlying properties at December 31, 2006. Undeveloped acreage is not significant.

	Gross	Net
Hugoton Area	216,790	199,590
Anadarko Basin	152,042	113,946
Green River Basin	39,155	26,899
Total	407,987	340,435

The following is a summary of the producing wells on the underlying properties as of December 31, 2006:

	Operated		Nonoperated
	Wells		Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Gas	1,212	1,086.6	276	64.2	1,488	1,150.8
Oil	45	40.1	9	2.2	54	42.3
Total	1,257	1,126.7	285	66.4	1,542	1,193.1

The following is a summary of the number of wells drilled on the underlying properties during the years indicated. Unless otherwise indicated, all wells drilled are developmental. There were 13 gross (7.6 net) wells in process of drilling at December 31, 2006.

	2006		2005		2004
	Gross	Net	Gross	Net	Gross	Net
Completed gas wells	44	28.8	41	29.2	25	19.2
Completed oil wells	3	0.6	1	1.0	—	—
Non-productive wells	1	0.1	1	0.5	4	1.5
Total (a)	48	29.5	43	30.7	29	20.7

(a)             Included in totals are 17 gross (4.3 net) wells in 2006, 10 gross (2.4 net) wells in 2005 and 7 gross (1.1 net) wells in 2004, drilled on nonoperated interests.

Oil and Natural Gas Production

Trust production is recognized in the period net profits income is received, which is the month following receipt by XTO Energy, and generally two months after the time of production. Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for the three years ended December 31, 2006 were as follows:

	2006	2005	2004
Production
Underlying Properties
Gas—Sales (Mcf)	29,628,079	29,986,698	30,238,663
Average per day (Mcf)	81,173	82,155	82,619
Oil—Sales (Bbls)	332,525	325,193	318,694
Average per day (Bbls)	911	891	871
Net Profits Interests
Gas—Sales (Mcf)	12,871,453	15,836,681	16,462,378
Average per day (Mcf)	35,264	43,388	44,979
Oil—Sales (Bbls)	145,230	177,980	184,487
Average per day (Bbls)	398	488	504
Average Sales Price
Gas (per Mcf)	$ 6.59	$ 6.64	$ 4.99
Oil (per Bbl)	$63.73	$52.27	$38.11

Oil and Natural Gas Reserves

General

Miller and Lents, Ltd., independent petroleum engineers, has estimated oil and gas reserves attributable to the underlying properties as of December 31, 2006, 2005, 2004 and 2003. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

Year-end weighted average realized gas prices used to determine the standardized measure were $5.60 per Mcf in 2006, $8.72 per Mcf in 2005, $5.68 per Mcf in 2004 and $5.76 per Mcf in 2003. Year-end oil prices used to determine the standardized measure were based on a West Texas Intermediate crude oil posted price of $57.75 per Bbl in 2006, $57.75 per Bbl in 2005, $40.25 per Bbl in 2004 and $29.25 per Bbl in 2003.

Proved Reserves

	Underlying Properties		Net Profits Interests
(in thousands)	Gas	Oil	Gas	Oil
	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Balance, December 31, 2003	462,328	3,769	278,783	2,287
Extensions, additions and discoveries	16,905	228	9,676	131
Revisions of prior estimates	(5,061)	115	(17,404)	35
Production—sales volumes	(30,239)	(319)	(16,462)	(184)
Balance, December 31, 2004	443,933	3,793	254,593	2,269
Extensions, additions and discoveries	24,806	146	14,273	84
Revisions of prior estimates	4,292	167	18,902	258
Production—sales volumes	(29,987)	(325)	(15,837)	(178)
Balance, December 31, 2005	443,044	3,781	271,931	2,433
Extensions, additions and discoveries	17,853	203	8,938	102
Revisions of prior estimates	(10,817)	187	(37,322)	(195)
Production—sales volumes	(29,628)	(333)	(12,871)	(145)
Balance, December 31, 2006	420,452	3,838	230,676	2,195

Extensions, additions and discoveries in 2004, 2005 and 2006 are primarily related to delineation of additional proved undeveloped reserves in the Anadarko Basin. Revisions of prior estimates of the proved gas reserves for the underlying properties in each year are primarily because of changes in the year-end gas and oil prices. Higher upward and downward revisions for the net profits interests as compared with the underlying properties in each year were caused by changes in year-end oil and gas prices and estimated future production and development costs which resulted in an increase or decrease in gas reserves allocated to the trust.

Proved Developed Reserves

(in thousands)	Underlying Properties		Net Profits Interests
	Gas	Oil	Gas	Oil
	(Mcf)	(Bbls)	(Mcf)	(Bbls)
December 31, 2003	396,847	3,294	241,636	2,013
December 31, 2004	381,768	3,308	220,426	1,993
December 31, 2005	379,527	3,361	235,470	2,180
December 31, 2006	361,915	3,369	202,794	1,964

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)	December 31
	2006	2005	2004
Underlying Properties
Future cash inflows	$2,574,507	$4,092,655	$2,680,376
Future costs:
Production	858,794	1,109,882	856,280
Development	86,744	80,610	57,059
Future net cash flows	1,628,969	2,902,163	1,767,037
10% discount factor	830,281	1,511,732	895,304
Standardized measure	$798,688	$1,390,431	$871,733
Net Profits Interests
Future cash inflows	$1,420,936	$2,515,738	$1,539,521
Future production taxes	117,760	194,008	125,891
Future net cash flows	1,303,176	2,321,730	1,413,630
10% discount factor	664,225	1,209,385	716,244
Standardized measure	$638,951	$1,112,345	$697,386

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)
	2006	2005	2004
Underlying Properties
Standardized measure, January 1	$1,390,431	$871,733	$925,812
Revisions:
Prices and costs	(578,041)	566,014	(36,596)
Quantity estimates	5,912	5,744	(7,115)
Accretion of discount	119,526	75,570	79,856
Future development costs	(53,060)	(56,072)	(22,304)
Production rates and other	(944)	(92)	(176)
Net revisions	(506,607)	591,164	13,665
Extensions, additions and discoveries	28,915	58,946	34,656
Production	(165,751)	(170,612)	(123,700)
Development costs	51,700	39,200	21,300
Net change	(591,743)	518,698	(54,079)
Standardized measure, December 31	$798,688	$1,390,431	$871,733
Net Profits Interests
Standardized measure, January 1	$1,112,345	$697,386	$740,650
Extensions, additions and discoveries	23,132	47,157	27,724
Accretion of discount	95,621	60,456	63,885
Revisions of prior estimates, changes in price and other (a)	(500,906)	412,475	(52,953)
Net profits income	(91,241)	(105,129)	(81,920)
Standardized measure, December 31	$638,951	$1,112,345	$697,386

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

Pricing and Sales Information

A subsidiary of XTO Energy purchases most of XTO Energy’s natural gas production at a monthly published index price, then sells the gas to third parties for the best available price. The monthly published index price is generally the price established during the last five business days of the month preceding the month of delivery for the specific delivery location, which is based on the NYMEX price less the location differential during this period. Any marketing gains or losses are not included in trust net proceeds. Oil production is generally marketed at the wellhead to third parties at the best available price. XTO Energy arranges for some of its natural gas to be processed by unaffiliated third parties and markets the natural gas liquids. The natural gas attributable to the underlying properties is marketed under contracts existing at trust inception. Contracts covering production from the Ringwood area of the Major County area are generally for the life of the lease, and the contract for the majority of production from the Hugoton area was extended through 2007. If new contracts are entered with unaffiliated third parties, the proceeds from sales under those new contracts will be included in gross proceeds from the underlying properties. If new contracts are entered with XTO Energy’s marketing subsidiary, it may charge XTO Energy a fee that may not exceed 2% of the sales price of the oil and natural gas received from unaffiliated parties. The sales price is net of any deductions for transportation from the wellhead to the unaffiliated parties and any gravity or quality adjustments.

Item 3.                        Legal Proceedings

On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the United States District Court for the Western District of Oklahoma by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the U.S. False Claims Act against XTO Energy. The plaintiff alleges that XTO Energy underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans in amounts in excess of 20% as a result of mismeasuring the volume of natural gas, incorrectly analyzing its heating content and improperly valuing the natural gas during at least the past ten years. The plaintiff seeks treble damages for the unpaid royalties (with interest, attorney’s fees and expenses), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for XTO Energy to cease the allegedly improper measuring practices. This lawsuit against XTO Energy and similar lawsuits filed by Grynberg against more than 300 other companies have been consolidated in the United States District Court for Wyoming. In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims, and Grynberg’s appeal of this decision was dismissed for lack of appellate jurisdiction in May 2003. In response to a motion to dismiss filed by XTO Energy and other defendants in October 2006, the district judge held that Grynberg failed to establish the jurisdictional requirements to maintain the action against XTO Energy and other defendants and dismissed the actions for lack of subject matter jurisdiction. Grynberg has filed an appeal of this decision. While XTO Energy is unable to predict the final outcome of this case or estimate the amount of any possible loss, it has informed the trustee that it believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action. However, an order to change measuring practices or a related settlement could adversely affect the trust by reducing net proceeds in the future by an amount that is presently not determinable, but, in XTO Energy management’s opinion, is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.

An amended petition for a class action lawsuit, Beer, et al. v. XTO Energy Inc., was filed in January 2006, in the District Court of Texas County, Oklahoma by royalty owners of natural gas wells in Oklahoma. The plaintiffs allege that XTO Energy has not properly accounted to the plaintiffs for the royalties to which they are entitled and seek an accounting regarding the natural gas and other products produced from their wells and the prices paid for the natural gas and other products produced, and for payment of the monies allegedly owed since June 2002, with a certain limited number of plaintiffs claiming monies owed for additional time. A hearing on the class certification has not been scheduled. The plaintiffs have not stated an amount they are seeking. XTO Energy has informed the trustee that it believes that it has strong defenses to this lawsuit and intends to vigorously defend its position. However, if XTO Energy ultimately makes any settlement payments, the trust will bear its 80% share of such settlement related to production from the underlying properties. Additionally, if a judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.

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

No matters were submitted to a vote of unitholders during 2006.

PART II

Item 5.                        Market for Units of the Trust, Related Security Holder Matters and Trust Purchases of Units

The section entitled “Units of Beneficial Interest” in the trust’s annual report to unitholders for the year ended December 31, 2006 is incorporated herein by reference.

The trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

Item 6.                        Selected Financial Data

	Year Ended December 31
	2006	2005	2004	2003	2002
Net Profits Income	$91,241,196	$105,129,321	$81,920,014	$80,687,778	$29,934,195
Distributable Income	90,910,760	104,831,880	81,596,920	80,373,120	29,572,360
Distributable Income per Unit	2.272769	2.620797	2.039923	2.009328	0.739309
Distributions per Unit	2.272769	2.620797	2.039923	2.009328	0.739309
Total Assets at Year-End	165,609,772	185,459,610	189,499,334	198,952,087	208,721,083

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Trustee’s Discussion and Analysis” of financial condition and results of operations for the three-year period ended December 31, 2006 in the trust’s annual report to unitholders for the year ended December 31, 2006 is incorporated herein by reference.

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

Contractual Obligations

As shown below, the trust had no obligations and commitments to make future contractual payments as of December 31, 2006, other than the December distribution payable to unitholders in January 2007, as reflected in the statement of assets, liabilities and trust corpus.

	Payments due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Distribution payable to unitholders	$1,813,000	$1,813,000	$—	$—	$—

Related Party Transactions

The underlying properties from which the net profits interests were carved are currently owned by XTO Energy, which operates approximately 94% of the underlying properties. In computing net proceeds, XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses on the underlying properties it operates. As of December 31, 2006, the monthly overhead charge, based on the number of operated wells, was approximately $716,000 ($572,800 net to the trust) and is subject to annual adjustment based on an oil and gas industry index.

In May 2006, XTO Energy distributed all of its remaining 21.7 million trust units as a dividend to its common stockholders. XTO Energy currently is not a unitholder of the trust. In January 2006, XTO Energy announced that it would consider selling the underlying properties. However, XTO Energy advised the trustee in August 2006, that after a full review, it has decided to retain ownership of these underlying property interests at this time.

XTO Energy sells a significant portion of natural gas production from the underlying properties to certain of XTO Energy’s wholly owned subsidiaries under contracts in existence when the trust was created, generally at amounts approximating monthly published market prices. For further information regarding natural gas sales from the underlying properties to affiliates of XTO Energy, see Item 2, Properties, and Note 6 to Financial Statements in the trust’s annual report to unitholders for the year ended December 31, 2006. Total gas sales from the underlying properties to XTO Energy’s wholly owned subsidiaries were $103.2 million for 2006, or 53% of total gas sales, $107.9 million for 2005, or 54% of total gas sales and $81.7 million for 2004, or 54% of total gas sales.

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

This comprehensive basis of accounting other than U.S. generally accepted accounting principles corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. For further information regarding the trust’s basis of accounting, see Note 2 to Financial Statements in the trust’s annual report to unitholders for the year ended December 31, 2006.

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

Forward-Looking Statements

Certain information included in this annual report and other materials filed, or to be filed, by the trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, development activities, future development plans, increased density drilling, maintenance projects, development, production and other costs, oil and gas prices, pricing differentials, proved reserves, production levels, litigation, regulatory matters and competition. Such forward-looking statements are based on XTO Energy’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “projects,” “anticipates,” “predicts,” “believes,” “goals,” “estimates,” “should,” “could”, and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. Some of the risk factors that could cause actual results to differ materially are explained in Item 1A.

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

Item 8.                        Financial Statements and Supplementary Data

The financial statements of the trust and the notes thereto, together with the related reports of KPMG LLP dated February 28, 2007, appearing in the trust’s annual report to unitholders for the year ended December 31, 2006, are incorporated herein by reference.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with the trust’s independent registered public accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended December 31, 2006.

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

Trustee’s Report on Internal Control Over Financial Reporting

The trustee, Bank of America, N.A., is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The trustee conducted an evaluation of the effectiveness of the trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the trustee’s evaluation under the framework in Internal Control—Integrated Framework, the trustee concluded that the trust’s internal control over financial reporting was effective as of December 31, 2006. The trustee’s assessment of the effectiveness of the trust’s internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report in the trust’s annual report to unitholders for the year ended December 31, 2006 which is incorporated herein by reference.

There were no changes in the trust’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the trust’s internal control over financial reporting.

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Section 16(a) of the Securities Exchange Act of 1934 requires that beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. The Securities and Exchange Commission has taken the position that executive officers and directors of XTO Energy must also file initial ownership reports and reports of changes in beneficial ownership. Copies of the reports must be provided to the trust. To the trustee’s knowledge, based solely on the information furnished to the trust, the trust is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the trust units of beneficial interest during and for the year ended December 31, 2006, with the exception of one late filing related to one transaction by an immediate family member of Mr. Jack P. Randall, a director of XTO Energy. This transaction has now been reported.

Because the trust has no employees, it does not have a code of ethics. Employees of the trustee, Bank of America, N.A., must comply with the bank’s code of ethics, a copy of which will be provided to unitholders, without charge, upon request by appointment at Bank of America Plaza, 17th Floor, 901 Main Street, Dallas, Texas 75202.

Item 11.                 Executive Compensation

The trustee received the following annual compensation from 2004 through 2006 as specified in the trust indenture:

		Other Annual
Name and Principal Position	Year	Compensation (1)
Bank of America, N.A., Trustee	2006	$47,410
	2005	35,000
	2004	35,000

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

(a)   Security Ownership of Certain Beneficial Owners. The trustee is not aware of any person who beneficially owns more than 5% of the outstanding units.

(b)   Security Ownership of Management. The trust has no directors or executive officers. As of February 22, 2007, Bank of America, N.A. owned, in various fiduciary capacities, 99,610 units, with a shared right to vote 17,156 of these units and no right to vote 82,454 of these units. Bank of America, N.A. disclaims any beneficial interests in these units. The number of units reflected in this paragraph includes units held by all branches of Bank of America, N.A.

(c)   Changes in Control. The trustee knows of no arrangements which may subsequently result in a change in control of the trust.

Item 13.                 Certain Relationships and Related Transactions

In computing net profits income paid to the trust for the net profits interests, XTO Energy deducts an overhead charge for reimbursement of administrative expenses of operating the underlying properties. This charge at December 31, 2006 was approximately $716,000 per month, or $8,592,000 annually (net to the trust of $572,800 per month or $6,873,600 annually), and is subject to annual adjustment based on an oil and gas industry index as defined in the trust agreement.

XTO Energy sells a significant portion of natural gas production from the underlying properties to certain of its wholly owned subsidiaries under contracts in existence when the trust was created, generally at amounts approximating monthly published prices. For further information, see “Hugoton Area,” “Anadarko Basin,” “Green River Basin” and “Pricing and Sales Information,” of Item 2.

See Item 11 for the remuneration received by the trustee from 2004 through 2006 and Item 12(b) for information concerning units owned by the trustee, Bank of America, N.A., in various fiduciary capacities.

Item 14.                 Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2006 and 2005:

	2006	2005
Audit fees	$71,750	$66,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$71,750	$66,000

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

Item 15.                 Exhibits and Financial Statement Schedules

(a)           The following documents are filed as a part of this report:

1.     Financial Statements (incorporated by reference in Item 8 of this report)

Independent Registered Public Accounting Firm Reports

Statements of Assets, Liabilities and Trust Corpus at December 31, 2006 and 2005

Statements of Distributable Income for the years ended December 31, 2006, 2005 and 2004

Statements of Changes in Trust Corpus for the years ended December 31, 2006, 2005 and 2004

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

(13)	Hugoton Royalty Trust annual report to unitholders for the year ended December 31, 2006
(23.1)	Consent of KPMG LLP
(23.2)	Consent of Miller and Lents, Ltd.
(31)	Rule 13a-14(a)/15d-14(a) Certification
(32)	Section 1350 Certification

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

HUGOTON ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE
	By	/s/ NANCY G. WILLIS
Nancy G. Willis
Vice President
XTO ENERGY INC.
Date: March 1, 2007	By	/s/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President and
Chief Financial Officer

(The trust has no directors or executive officers.)