Form 10-Q
period 2007-03-31
HUGOTON ROYALTY TRUST
filed 2007-04-30
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Outstanding as of April 1, 2007

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements should be read in conjunction with the trust’s financial statements and the notes thereto included in the trust’s Annual Report on Form 10-K.  In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at March 31, 2007 and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2007 and 2006 have been included.  Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee
  for the Hugoton Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of March 31, 2007 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2007 and 2006.  These condensed financial statements are the responsibility of the trustee.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of December 31, 2006, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein), included in the trust’s 2006 Annual Report on Form 10-K, and in our report dated February 28, 2007, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2006 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus included in the trust’s 2006 Annual Report on Form 10-K from which it has been derived.

KPMG LLP

Dallas, Texas

April 26, 2007

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Cash and short-term investments	$3,718,760	$1,813,000

Net profits interests in oil and gas properties - net (Note 1)	161,914,911	163,796,772
	$165,633,671	$165,609,772

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$3,718,760	$1,813,000

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	161,914,911	163,796,772
	$165,633,671	$165,609,772

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended March 31
	2007	2006

Net profits income	$16,735,385	$39,085,894

Interest income	29,047	86,245

Total income	16,764,432	39,172,139

Administration expense	522,152	130,539

Distributable income	$16,242,280	$39,041,600

Distributable income per unit (40,000,000 units)	$0.406057	$0.976040

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended March 31
	2007	2006

Trust corpus, beginning of period	$163,796,772	$171,935,330

Amortization of net profits interests	(1,881,861)	(2,738,242)

Distributable income	16,242,280	39,041,600

Distributions declared	(16,242,280)	(39,041,600)

Trust corpus, end of period	$161,914,911	$169,197,088

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

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the trust.  Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus.  Accumulated amortization was $85,152,040 as of March 31, 2007 and $83,270,179 as of December 31, 2006.

2.                                      Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Three Months Ended March 31
	2007	2006
Cumulative actual costs (over) under the amount deducted - beginning of period	$(3,410,174)	$113,905
Actual costs	(3,778,138)	(12,450,558)
Budgeted costs deducted	12,500,000	9,900,000
Cumulative actual costs (over) under the amount deducted - end of period	$5,311,688	$(2,436,653)

As a result of increased development activity and higher costs, the monthly development deduction was increased to $5.0 million beginning with the August 2006 distribution.  With a reduction in development activity in first quarter 2007 and based on the development budget for 2007, the development cost deduction was lowered to $3.75 million beginning with the February 2007 distribution.  Because of lower than anticipated actual costs as a result of the timing of expenditures, the development cost deduction was lowered to $2.0 million for the April 2007 distribution.  The development cost deduction is expected to be maintained at $2.0 million for the May 2007 distribution, but is expected to be increased to $3.75 million with the June 2007 distribution and maintained at that level through year end.

XTO Energy has advised the trustee that total 2007 budgeted development costs for the underlying properties are approximately $46.0 million.  The 2007 budget year generally coincides with the trust distribution months from April 2007 through March 2008.  The monthly development cost deduction will be reevaluated by XTO Energy and revised as necessary, based on the 2007 budget and the timing and amount of actual expenditures.

3.                                      Contingencies

Litigation

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

An amended petition for a class action lawsuit, Beer, et al. v. XTO Energy Inc., was filed in January 2006, in the District Court of Texas County, Oklahoma by royalty owners of natural gas wells in Oklahoma.  The plaintiffs allege that XTO Energy has not properly accounted to the plaintiffs for the royalties to which they are entitled and seek an accounting regarding the natural gas and other products produced from their wells and the prices paid for the natural gas and other products produced, and for payment of the monies allegedly owed since June 2002, with a certain limited number of plaintiffs claiming monies owed for additional time.  A hearing on the class certification has not been scheduled.  The plaintiffs have not stated an amount they are seeking.  XTO Energy has informed the trustee that it believes that it has strong defenses to this lawsuit and intends to vigorously defend its position.  However, if XTO Energy ultimately makes any settlement payments or receives a judgment against it, the trust will bear its 80% share of such settlement or judgment related to production from the underlying properties.  Additionally, if a judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds.  XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.

Certain of the underlying properties are involved in various other lawsuits and certain governmental proceedings arising in the ordinary course of business. XTO Energy has advised the trustee that it does not believe that the ultimate resolution of these claims will have a material effect on trust annual distributable income, financial position or liquidity.

Other

Several states have enacted legislation to require state income tax withholding from nonresident recipients of oil and gas proceeds.  After consultation with its state tax counsel, XTO Energy has advised the trustee that it believes the trust is not subject to these withholding requirements.  However, regulations could be  issued by the various states which could change this conclusion.  Should the trust be required to withhold state taxes, distributions to the unitholders would be reduced by the required amount, subject to the unitholder’s right to file a state tax return to claim any refund due.

Item 2.  Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the trust’s 2006 annual report, as well as the condensed financial statements and notes thereto included in this quarterly report on Form 10-Q.  The trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the trust’s web site at www.hugotontrust.com.

Distributable Income

For the quarter ended March 31, 2007, net profits income was $16,735,385, as compared to $39,085,894 for first quarter 2006.  Decreased net profits income is primarily the result of lower gas prices.  See “Net Profits Income” below.

After adding interest income of $29,047 and deducting administration expense of $522,152, distributable income for the quarter ended March 31, 2007 was $16,242,280, or $0.406057 per unit of beneficial interest.  Administration expense for the quarter increased from the prior year quarter primarily because of higher costs related to additional unitholder tax reporting, an increased number of unitholders and the timing of expenditures.  Decreased interest income over these periods was because of decreased net profits income, partially offset by higher interest rates.  For first quarter 2006, distributable income was $39,041,600, or $0.976040 per unit.  Distributions to unitholders for the quarter ended March 31, 2007 were:

		Distribution
Record Date	Payment Date	per Unit
January 31, 2007	February 14, 2007	$0.144052
February 28, 2007	March 14, 2007	0.169036
March 30, 2007	April 16, 2007	0.092969
		$0.406057

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production.  Net profits income is generally affected by three major factors:

•      oil and gas sales volumes,

•      oil and gas sales prices, and

•      costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months
	Ended March 31 (a)		Increase
	2007	2006	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	7,086,751	7,410,013	(4%)
Average per day	77,030	80,544	(4%)
Net profits interests	2,649,964	4,330,569	(39%)

Oil (Bbls) (b)
Underlying properties	68,126	78,265	(13%)
Average per day	741	851	(13%)
Net profits interests	33,177	47,049	(29%)

Average Sales Prices
Gas (per Mcf)	$ 5.94	$ 9.10	(35%)
Oil (per Bbl)	$ 57.17	$ 59.10	(3%)

Revenues
Gas sales	$42,065,337	$67,404,751	(38%)
Oil sales	3,894,698	4,625,299	(16%)
Total Revenues	45,960,035	72,030,050	(36%)

Costs
Taxes, transportation and other	4,864,798	5,727,555	(15%)
Production expense	5,458,567	5,546,717	(2%)
Development costs (c)	12,500,000	9,900,000	26%
Overhead	2,217,439	1,998,411	11%
Total Costs	25,040,804	23,172,683	8%

Net Proceeds	20,919,231	48,857,367	(57%)

Net Profits Percentage	80%	80%

Net Profits Income	$16,735,385	$39,085,894	(57%)

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

The following are explanations of significant variances on the underlying properties from first quarter 2006 to first quarter 2007:

Sales Volumes

Gas sales volumes decreased 4% and oil sales volumes decreased 13% from first quarter 2006 to first quarter 2007.  Lower gas sales volumes are primarily because of weather-related production problems in Oklahoma in first quarter 2007 and natural production decline, partially offset by increased production from new wells and workovers and the timing of cash receipts.  Decreased oil sales volumes are primarily because of natural production decline and prior period volume adjustments in 2007, partially offset by increased production from new wells and workovers and the timing of cash receipts.

Sales Prices

Gas

The first quarter 2007 average gas price was $5.94 per Mcf, a 35% decrease from the first quarter 2006 average gas price of $9.10 per Mcf.  Gas prices decreased primarily due to the effect of 2005 Gulf of Mexico hurricanes on first quarter 2006 gas prices, versus the absence of 2006 Gulf of Mexico hurricane activity affecting first quarter 2007 gas prices.  Much colder temperatures during February 2007 caused prices to increase.  Prices will continue to be affected by weather, the U.S. economy, the level of North American production and import levels of liquified natural gas.  Natural gas prices are expected to remain volatile.  The average NYMEX price for February and March 2007 was $7.23 per MMBtu.  At April 18, 2007, the average NYMEX futures price for the following twelve months was $8.49 per MMBtu.  Recent trust gas prices have averaged approximately 8% lower than the NYMEX price.

Oil

The first quarter 2007 average oil price was $57.17 per Bbl, a 3% decrease from the first quarter 2006 average oil price of $59.10 per Bbl.  Oil prices decreased from first quarter 2006 to first quarter 2007 primarily because of warmer-than-normal temperatures in January 2007.  With the onset of colder temperatures in February 2007 and because of rising tension in the Middle East, recent oil prices have fluctuated between $60.00 and $66.00 per Bbl.  Oil prices are expected to remain volatile.  The average NYMEX price for February and March 2007 was $60.15 per Bbl.  At April 18, 2007, the average NYMEX futures price for the following twelve months was $67.19 per Bbl.  Recent trust oil prices have averaged approximately 5% lower than the NYMEX price.

Costs

Taxes

Taxes, transportation and other decreased 15% for the first quarter primarily because of decreased production taxes related to lower revenues, partially offset by increased property taxes related to the timing of cash disbursements.

Development

Development costs deducted in the calculation of net profits income are based on the development budget.  These development costs for first quarter 2007 increased 26% from the prior year quarter primarily because of the timing of development activity.  During the first three months of 2007, four wells were completed on the underlying properties and seven wells were pending completion at March 31.

As of December 31, 2006, actual costs exceeded cumulative budgeted costs deducted by approximately $3.4 million.  In calculating net profits income for the quarter ended March 31, 2007, XTO Energy deducted budgeted development costs of $12.5 million.  After considering actual development costs of $3.8 million for the quarter, cumulative budgeted costs deducted exceeded actual costs by $5.3 million.  First quarter actual development costs primarily relate to disbursements for development activity in fourth quarter 2006.  With a reduction in development activity in first quarter 2007 and based on the development budget for 2007, the development cost deduction was lowered to $3.75 million beginning with the February 2007 distribution.  Because of lower than anticipated actual costs as a result of the timing of expenditures, the development cost deduction was lowered to $2.0 million for the April 2007 distribution.  The development cost deduction is expected to be maintained at $2.0 million for the May 2007 distribution, but is expected to be increased to $3.75 million with the June 2007 distribution and maintained at that level through year end.

XTO Energy has advised the trustee that total 2007 budgeted development costs for the underlying properties are approximately $46.0 million.  The 2007 budget year generally coincides with the trust distribution months from April 2007 through March 2008.  The monthly development cost deduction will be reevaluated by XTO Energy and revised as necessary, based on the 2007 budget and the timing and amount of actual expenditures.  See Note 2 to Condensed Financial Statements.

Overhead

Overhead increased 11% primarily because of the annual rate adjustment based on an industry index and prior period adjustments.

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding the net profits interests, underlying properties, development activities, annual and monthly development, production and other costs and expenses, oil and gas prices and differentials to NYMEX prices, supply shortages, future drilling, workover and restimulation plans, distributions to unitholders and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2006, which is incorporated by this reference as though fully set forth herein.  Although XTO Energy and the trustee believe that the expectations reflected in such forward-looking statements are reasonable, neither XTO Energy nor the trustee can give any assurance that such expectations will prove to be correct.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the trust’s market risks, as disclosed in Part II, Item 7A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4  Controls and Procedures.

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

PART II - OTHER INFORMATION

Item 1.

Not applicable.

Item 1A.  Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2006.

Items 2 through 5.

Not applicable.

Item 6.    Exhibits.

(a)          Exhibits.

Exhibit Number
and Description

(15)	Awareness letter of KPMG LLP

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Hugoton Royalty Trust filed with the Securities and Exchange Commission on March 1, 2007 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

XTO ENERGY INC.

Date: April 30, 2007	By	/S/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President
and Chief Financial Officer