Form 10-Q
period 2007-06-30
HUGOTON ROYALTY TRUST
filed 2007-07-20
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Outstanding as of July 1, 2007

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

An interest in an oil and gas property measured by net profits from the sale of production, rather than a specific portion of production. The following defined net profits interests were conveyed to the trust from the underlying properties:

.	80% net profits interests - interests that entitle the trust to receive 80% of the net proceeds from the underlying properties

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements should be read in conjunction with the trust’s financial statements and the notes thereto included in the trust’s Annual Report on Form 10-K.  In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at June 30, 2007 and the distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2007 and 2006 have been included.  Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee

  for the Hugoton Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of June 30, 2007 and the related condensed statements of distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2007 and 2006.  These condensed financial statements are the responsibility of the trustee.

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

KPMG LLP

Dallas, Texas
July 19, 2007

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	June 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS

Cash and short-term investments	$4,919,280	$1,813,000

Net profits interests in oil and gas properties - net (Note 1)	159,594,894	163,796,772

	$164,514,174	$165,609,772
LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$4,919,280	$1,813,000

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	159,594,894	163,796,772

	$164,514,174	$165,609,772

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Net profits income	$21,251,246	$21,125,072	$37,986,631	$60,210,966

Interest income	40,122	50,097	69,169	136,342

Total income	21,291,368	21,175,169	38,055,800	60,347,308

Administration expense	445,368	202,929	967,520	333,468

Distributable income	$20,846,000	$20,972,240	$37,088,280	$60,013,840

Distributable income per unit (40,000,000 units)	$0.521150	$0.524306	$0.927207	$1.500346

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Trust corpus, beginning of period	$161,914,911	$169,197,088	$163,796,772	$171,935,330

Amortization of net profits interests	(2,320,017)	(2,092,453)	(4,201,878)	(4,830,695)

Distributable income	20,846,000	20,972,240	37,088,280	60,013,840

Distributions declared	(20,846,000)	(20,972,240)	(37,088,280)	(60,013,840)

Trust corpus, end of period	$159,594,894	$167,104,635	$159,594,894	$167,104,635

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

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the trust.  Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus.  Accumulated amortization was $87,472,057 as of June 30, 2007 and $83,270,179 as of December 31, 2006.

2.   Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Cumulative actual costs under (over) the amount deducted - beginning of period	$5,311,688	$(2,436,653)	$(3,410,174)	$113,905
Actual costs	(10,010,915)	(11,059,379)	(13,789,053)	(23,509,937)
Budgeted costs deducted	7,750,000	12,600,000	20,250,000	22,500,000
Cumulative actual costs under (over) the amount deducted - end of period	$3,050,773	$(896,032)	$3,050,773	$(896,032)

As a result of increased development activity and higher costs, the monthly development deduction was increased to $5.0 million beginning with the August 2006 distribution.  With a reduction in development activity in first quarter 2007 and based on the development budget for 2007, the development cost deduction was lowered to $3.75 million beginning with the February 2007 distribution.  Because of lower than anticipated actual costs as a result of the timing of expenditures, the development cost deduction was lowered to $2.0 million for the April and May 2007 distributions, but was increased to $3.75 million with the June 2007 distribution and is expected to be maintained at that level through year end.

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

An amended petition for a class action lawsuit, Beer, et al. v. XTO Energy Inc., was filed in January 2006, in the District Court of Texas County, Oklahoma by royalty owners of natural gas wells in Oklahoma.  The plaintiffs allege that XTO Energy has not properly accounted to the plaintiffs for the royalties to which they are entitled and seek an accounting regarding the natural gas and other products produced from their wells and the prices paid for the natural gas and other products produced, and for payment of the monies allegedly owed since June 2002, with a certain limited number of plaintiffs claiming monies owed for additional time.  A hearing on the class certification has not been scheduled.  The plaintiffs have not alleged, in their petition, an amount they are seeking.  XTO Energy has informed the trustee that it believes that it has strong defenses to this lawsuit and intends to vigorously defend its position.  However, if XTO Energy ultimately makes any settlement payments or receives a judgment against it, the trust will bear its 80% share of such settlement or judgment related to production from the underlying properties.  Additionally, if a judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds.  XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.

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

Distributable Income

Quarter

For the quarter ended June 30, 2007, net profits income was $21,251,246, as compared to $21,125,072 for second quarter 2006.  This 1% increase in net profits income is primarily the result of lower development costs, partially offset by lower oil and gas prices, lower gas sales volumes and increased production expense.  See “Net Profits Income” on the following page.

After adding interest income of $40,122 and deducting administration expense of $445,368, distributable income for the quarter ended June 30, 2007 was $20,846,000, or $0.521150 per unit of beneficial interest.  Administration expense for the quarter increased from the prior year quarter primarily because of higher costs related to additional unitholder tax reporting and an increased number of unitholders.  For second quarter 2006, distributable income was $20,972,240 or $0.524306 per unit.  Distributions to unitholders for the quarter ended June 30, 2007 were:

		Distribution
Record Date	Payment Date	per Unit

April 30, 2007	May 14, 2007	$0.175096
May 31, 2007	June 14, 2007	0.223072
June 29, 2007	July 16, 2007	0.122982
		$0.521150

Six Months

For the six months ended June 30, 2007, net profits income was $37,986,631, compared with $60,210,966 for the same 2006 period.  This 37% decrease in net profits income is primarily the result of lower gas prices and gas sales volumes, partially offset by lower development costs.  See “Net Profits Income” on the following page.

After adding interest income of $69,169 and deducting administration expense of $967,520, distributable income for the six months ended June 30, 2007 was $37,088,280, or $0.927207 per unit of beneficial interest.  Administration expense for the first six months of 2007 was significantly higher than in the first six months of 2006 primarily because of higher costs related to additional unitholder tax reporting and an increased number of unitholders.  Decreased interest income over these periods was primarily because of lower net profits income.  For the six months ended June 30, 2006, distributable income was $60,013,840, or $1.500346 per unit.

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production.  Net profits income is generally affected by three major factors:

•     oil and gas sales volumes,

•     oil and gas sales prices, and

•     costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months			Six Months
	Ended June 30 (a)		Increase	Ended June 30 (a)		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	6,772,042	7,176,303	(6%)	13,858,793	14,586,316	(5%)
Average per day	76,090	80,633	(6%)	76,568	80,587	(5%)
Net profits interests	3,267,244	3,309,314	(1%)	5,917,208	7,639,883	(23%)

Oil (Bbls) (b)
Underlying properties	78,597	82,719	(5%)	146,723	160,984	(9%)
Average per day	883	929	(5%)	811	889	(9%)
Net profits interests	40,089	36,854	9%	73,266	83,903	(13%)

Average Sales Prices
Gas (per Mcf)	$6.21	$6.32	(2%)	$6.07	$7.73	(21%)
Oil (per Bbl)	$58.60	$63.54	(8%)	$57.94	$61.38	(6%)

Revenues
Gas sales	$42,048,589	$45,389,975	(7%)	$84,113,926	$112,794,726	(25%)
Oil sales	4,605,736	5,255,704	(12%)	8,500,434	9,881,003	(14%)

Total Revenues	46,654,325	50,645,679	(8%)	92,614,360	122,675,729	(25%)

Costs
Taxes, transportation and other	4,588,818	4,868,673	(6%)	9,453,616	10,596,228	(11%)
Production expense	5,556,962	4,778,536	16%	11,015,529	10,325,253	7%
Development costs (c)	7,750,000	12,600,000	(38%)	20,250,000	22,500,000	(10%)
Overhead	2,194,487	1,992,130	10%	4,411,926	3,990,541	11%

Total Costs	20,090,267	24,239,339	(17%)	45,131,071	47,412,022	(5%)

Net Proceeds	26,564,058	26,406,340	1%	47,483,289	75,263,707	(37%)

Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$21,251,246	$21,125,072	1%	$37,986,631	$60,210,966	(37%)

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

The following are explanations of significant variances on the underlying properties from second quarter 2006 to second quarter 2007 and from the first six months of 2006 to the comparable period in 2007:

Sales Volumes

Gas

Gas sales volumes decreased 6% for the second quarter and 5% for the six-month period primarily because of natural production decline, partially offset by increased production from new wells and workovers and the timing of cash receipts.

Oil

Oil sales volumes decreased 5% for the second quarter and 9% for the six-month period primarily because of natural production decline, partially offset by increased production from new wells and workovers and the timing of cash receipts.  In addition, oil sales volumes decreased for the six-month period because of prior period volume adjustments in 2007.

Sales Prices

Gas

The second quarter 2007 average gas price was $6.21 per Mcf, a 2% decrease from the second quarter 2006 average gas price of $6.32 per Mcf.  For the six-month period, the average gas price decreased 21% to $6.07 per Mcf in 2007 from $7.73 per Mcf in 2006.  The aftermath of 2005 Gulf of Mexico hurricane activity elevated 2006 prices, while the lack of such activity in 2006 contributed to lower prices in 2007.  Prices will continue to be affected by weather, the U.S. economy, the level of North American production, crude oil prices and import levels of liquified natural gas, and are expected to remain volatile.  The second quarter 2007 gas price is primarily related to production from February through April 2007, when the average NYMEX price was $7.34 per MMBtu, or 3% lower than the comparable 2006 period average NYMEX price of $7.58 per MMBtu.  The average NYMEX price for May and June 2007 was $7.55 per MMBtu.  At July 16, 2007, the average NYMEX futures price for the following twelve months was $7.63 per MMBtu.  Recent trust gas prices have averaged approximately 20% lower than the NYMEX price.

Recent gas prices in the Rocky Mountain region have been significantly lower as a result of pipeline constraints and lower regional demand.  This has resulted in lower realized prices for the trust’s Wyoming gas production.  Realized gas prices for May 2007 Wyoming production were approximately 33% lower than the NYMEX price.  With current pipeline expansions not projected for completion until late 2007 or early 2008, the lower realized gas prices are expected to continue for the remainder of the year.  At July 16, 2007, the average futures price for the following six months is expected to be approximately 38% lower than the NYMEX price.  Wyoming gas production was approximately 28% of total trust gas production for the six-month period ended June 30, 2007.

Oil

The second quarter 2007 average oil price was $58.60 per Bbl, an 8% decrease from the second quarter 2006 average oil price of $63.54 per Bbl.  The year-to-date average oil price decreased 6% to $57.94 per Bbl in 2007 from $61.38 per Bbl in 2006.  Oil prices were lower for both periods primarily because of higher oil prices in 2006 as a result of 2005 Gulf of Mexico hurricanes, supply shortage concerns and inadequate sour crude refining capacity.  Declining gasoline supplies, strong global demand and geopolitical concerns have caused recent oil prices to fluctuate between $65.00 and $74.00 per Bbl.  Oil prices are expected to remain volatile.  The average NYMEX price for May and June 2007 was $65.52 per Bbl.  At July 16, 2007, the average NYMEX futures price for the following twelve months was $73.45 per Bbl.  Recent trust oil prices have averaged approximately 5% lower than the NYMEX price.

Costs

Taxes

Taxes, transportation and other decreased 6% for the quarter and 11% for the six-month period primarily because of decreased production taxes related to lower revenues.  In addition, decreased taxes, transportation and other for the six-month period was partially offset by increased property taxes related to the timing of cash disbursements.

Production

Production expense increased 16% for the quarter and 7% for the six-month period primarily because of increased repair and maintenance, compressor rental, labor and other costs, partially offset by decreased fuel costs.

Development

Development costs deducted in the calculation of net profits income are based on the development budget.  These development costs decreased 38% for the second quarter and 10% for the six-month period primarily because of the timing of development activity and expenditures and lower costs.  During the first half of 2007, 13 wells were completed and six wells were pending completion on the underlying properties at June 30.

As of December 31, 2006, cumulative actual costs exceeded cumulative budgeted costs deducted by approximately $3.4 million.  In calculating net profits income, XTO Energy deducted budgeted development costs of $7.8 million for the quarter and $20.3 million for the six-month period.  After considering actual development costs of $10.0 million for the quarter and $13.8 million for the six-month period, cumulative budgeted costs deducted exceeded actual costs by approximately $3.1 million at June 30, 2007.

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

Overhead

Overhead increased 10% for the quarter and 11% for the six-month period primarily because of the annual rate adjustment based on an industry index and prior period adjustments.

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding the net profits interests, underlying properties, development activities, annual and monthly development, production and other costs and expenses, oil and gas prices and differentials to NYMEX prices, supply shortages, future drilling, completion of pipeline expansions, workover and restimulation plans, distributions to unitholders and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2006, which is incorporated by this reference as though fully set forth herein.  Although XTO Energy and the trustee believe that the expectations reflected in such forward-looking statements are reasonable, neither XTO Energy nor the trustee can give any assurance that such expectations will prove to be correct.

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

HUGOTON ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

XTO ENERGY INC.

Date: July 20, 2007	By	/S/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President
and Chief Financial Officer