Form 10-Q
period 2007-09-30
HUGOTON ROYALTY TRUST
filed 2007-10-19
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Outstanding as of October 1, 2007

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the trust’s financial statements and the notes thereto included in the trust’s Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at September 30, 2007 and the distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2007 and 2006 have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee

 for the Hugoton Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of September 30, 2007 and the related condensed statements of distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2007 and 2006. These condensed financial statements are the responsibility of the trustee.

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

KPMG LLP

Dallas, Texas

October 18, 2007

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	September 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS

Cash and short-term investments	$5,384,480	$1,813,000

Net profits interests in oil and gas properties - net (Note 1)	157,533,675	163,796,772

	$162,918,155	$165,609,772

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$5,384,480	$1,813,000

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	157,533,675	163,796,772

	$162,918,155	$165,609,772

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Net profits income	$17,870,756	$16,962,944	$55,857,387	$77,173,910

Interest income	38,226	25,551	107,395	161,893

Total income	17,908,982	16,988,495	55,964,782	77,335,803

Administration expense	174,302	67,695	1,141,822	401,163

Distributable income	$17,734,680	$16,920,800	$54,822,960	$76,934,640

Distributable income per unit (40,000,000 units)	$0.443367	$0.423020	$1.370574	$1.923366

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Trust corpus, beginning of period	$159,594,894	$167,104,635	$163,796,772	$171,935,330

Amortization of net profits interests	(2,061,219)	(1,798,615)	(6,263,097)	(6,629,310)

Distributable income	17,734,680	16,920,800	54,822,960	76,934,640

Distributions declared	(17,734,680)	(16,920,800)	(54,822,960)	(76,934,640)

Trust corpus, end of period	$157,533,675	$165,306,020	$157,533,675	$165,306,020

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.          Basis of Accounting

The financial statements of Hugoton Royalty Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”):

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

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $89,533,276 as of September 30, 2007 and $83,270,179 as of December 31, 2006.

2.          Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Cumulative actual costs under (over) the amount deducted - beginning of period	$3,050,773	$(896,032)	$(3,410,174)	$113,905
Actual costs	(11,843,853)	(18,622,306)	(25,632,906)	(42,132,243)
Budgeted costs deducted	11,250,000	14,200,000	31,500,000	36,700,000
Cumulative actual costs under (over) the amount deducted - end of period	$2,456,920	$(5,318,338)	$2,456,920	$(5,318,338)

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

3.          Contingencies

Litigation

On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the United States District Court for the Western District of Oklahoma by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the U.S. False Claims Act against XTO Energy. The plaintiff alleges that XTO Energy underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans in amounts in excess of 20% as a result of mismeasuring the volume of natural gas, incorrectly analyzing its heating content and improperly valuing the natural gas during at least the past ten years. The plaintiff seeks treble damages for the unpaid royalties (with interest, attorney’s fees and expenses), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for XTO Energy to cease the allegedly improper measuring practices. This lawsuit against XTO Energy and similar lawsuits filed by Grynberg against more than 300 other companies have been consolidated in the United States District Court for Wyoming. In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims, and Grynberg’s appeal of this decision was dismissed for lack of appellate jurisdiction in May 2003. In response to a motion to dismiss filed by XTO Energy and other defendants, in October 2006 the district judge held that Grynberg failed to establish the jurisdictional requirements to maintain the action against

XTO Energy and other defendants and dismissed the actions for lack of subject matter jurisdiction. Grynberg has filed an appeal of this decision. While XTO Energy is unable to predict the final outcome of this case or estimate the amount of any possible loss, it has informed the trustee that it believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action. However, an order to change measuring practices or a related settlement could adversely affect the trust by reducing net proceeds in the future by an amount that is presently not determinable, but, in XTO Energy management’s opinion, is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.

An amended petition for a class action lawsuit, Beer, et al. v. XTO Energy Inc., was filed in January 2006, in the District Court of Texas County, Oklahoma by royalty owners of natural gas wells in Oklahoma. The plaintiffs allege that XTO Energy has not properly accounted to the plaintiffs for the royalties to which they are entitled and seek an accounting regarding the natural gas and other products produced from their wells and the prices paid for the natural gas and other products produced, and for payment of the monies allegedly owed since June 2002, with a certain limited number of plaintiffs claiming monies owed for additional time. A hearing on the class certification has not been scheduled. The plaintiffs have not alleged in their petition an amount that they are seeking. XTO Energy has informed the trustee that it believes that it has strong defenses to this lawsuit and intends to vigorously defend its position. However, if XTO Energy ultimately makes any settlement payments or receives a judgment against it, the trust will bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if a judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.

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

Distributable Income

Quarter

For the quarter ended September 30, 2007, net profits income was $17,870,756, as compared to $16,962,944 for third quarter 2006. This 5% increase in net profits income is primarily the result of lower development costs and higher natural gas prices, partially offset by lower oil prices and lower oil and gas sales volumes. See “Net Profits Income” on the following page.

After adding interest income of $38,226 and deducting administration expense of $174,302, distributable income for the quarter ended September 30, 2007 was $17,734,680, or $0.443367 per unit of beneficial interest. Administration expense for the quarter increased from the prior year quarter primarily because of higher costs related to additional unitholder tax reporting, an increased number of unitholders and the timing of expenditures. For third quarter 2006, distributable income was $16,920,800 or $0.423020 per unit. Distributions to unitholders for the quarter ended September 30, 2007 were:

		Distribution
Record Date	Payment Date	per Unit

July 31, 2007	August 14, 2007	$0.165850
August 31, 2007	September 17, 2007	0.142905
September 28, 2007	October 15, 2007	0.134612
		$0.443367

Nine Months

For the nine months ended September 30, 2007, net profits income was $55,857,387, compared with $77,173,910 for the same 2006 period. This 28% decrease in net profits income is primarily the result of lower gas prices and gas and oil sales volumes, partially offset by lower development costs. See “Net Profits Income” on the following page.

After adding interest income of $107,395 and deducting administration expense of $1,141,822, distributable income for the nine months ended September 30, 2007 was $54,822,960, or $1.370574 per unit of beneficial interest. Administration expense for the first nine months of 2007 was significantly higher than in the first nine months of 2006 primarily because of higher costs related to additional unitholder tax reporting, an increased number of unitholders and the timing of expenditures. Decreased interest income over these periods was primarily because of lower net profits income. For the nine months ended September 30, 2006, distributable income was $76,934,640, or $1.923366 per unit.

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

•              oil and gas sales volumes,

•              oil and gas sales prices, and

•              costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months			Nine Months
	Ended September 30 (a)		Increase	Ended September 30 (a)		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	6,980,106	7,476,512	(7%)	20,838,899	22,062,828	(6%)
Average per day	75,871	81,266	(7%)	76,333	80,816	(6%)
Net profits interests	2,903,001	2,844,750	2%	8,820,209	10,484,633	(16%)

Oil (Bbls) (b)
Underlying properties	76,832	82,327	(7%)	223,555	243,311	(8%)
Average per day	835	895	(7%)	819	891	(8%)
Net profits interests	33,044	32,641	1%	106,310	116,544	(9%)

Average Sales Prices
Gas (per Mcf)	$5.93	$5.67	5%	$6.02	$7.03	(14%)
Oil (per Bbl)	$65.14	$70.13	(7%)	$60.41	$64.34	(6%)

Revenues
Gas sales	$41,401,782	$42,374,707	(2%)	$125,515,708	$155,169,433	(19%)
Oil sales	5,005,105	5,773,777	(13%)	13,505,539	15,654,780	(14%)

Total Revenues	46,406,887	48,148,484	(4%)	139,021,247	170,824,213	(19%)

Costs
Taxes, transportation and other	4,642,514	4,639,339	-	14,096,130	15,235,567	(7%)
Production expense	5,860,762	5,974,007	(2%)	16,876,291	16,299,260	4%
Development costs (c)	11,250,000	14,200,000	(21%)	31,500,000	36,700,000	(14%)
Overhead	2,315,166	2,131,458	9%	6,727,092	6,121,999	10%

Total Costs	24,068,442	26,944,804	(11%)	69,199,513	74,356,826	(7%)

Net Proceeds	22,338,445	21,203,680	5%	69,821,734	96,467,387	(28%)

Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$17,870,756	$16,962,944	5%	$55,857,387	$77,173,910	(28%)

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

(c)        See Note 2 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from third quarter 2007 to third quarter 2006 and from the first nine months of 2007 to the comparable period in 2006:

Sales Volumes

Gas

Gas sales volumes decreased 7% for the third quarter and 6% for the nine-month period primarily because of natural production decline, partially offset by increased production from new wells and workovers and the timing of cash receipts.

Oil

Oil sales volumes decreased 7% for the third quarter and 8% for the nine-month period primarily because of natural production decline, partially offset by increased production from new wells and workovers and the timing of cash receipts. In addition, oil sales volumes increased for the third quarter and decreased for the nine-month period because of the effects of prior period volume adjustments.

Sales Prices

Gas

The third quarter 2007 average gas price was $5.93 per Mcf, a 5% increase from the third quarter 2006 average gas price of $5.67 per Mcf. For the nine-month period, the average gas price decreased 14% to $6.02 per Mcf in 2007 from $7.03 per Mcf in 2006. The aftermath of 2005 Gulf of Mexico hurricane activity elevated 2006 prices, while the lack of such activity in 2006 contributed to lower prices in 2007. Prices will continue to be affected by weather, the U.S. economy, the level of North American production, crude oil prices and import levels of liquified natural gas, and are expected to remain volatile. The third quarter 2007 gas price is primarily related to production from May through July 2007, when the average NYMEX price was $7.34 per MMBtu, or 16% higher than the comparable 2006 period average NYMEX price of $6.34 per MMBtu. The average NYMEX price for August and September 2007 was $5.77 per MMBtu. At October 15, 2007, the average NYMEX futures price for the following twelve months was $7.99 per MMBtu. Recent trust gas prices have averaged approximately 20% lower than the NYMEX price.

Recent gas prices in the Rocky Mountain region have been significantly lower as a result of pipeline constraints and lower regional demand. This has resulted in lower realized prices for the trust’s Wyoming gas production. Realized gas prices for August 2007 Wyoming production were approximately 41% lower than the NYMEX price. With current pipeline expansions not projected for completion until early 2008, the lower realized gas prices are expected to continue for the remainder of the year. At October 15, 2007, the average futures price for the following three months is expected to be approximately 38% lower than the NYMEX price. Wyoming gas production was approximately 28% of total trust gas production for the nine-month period ended September 30, 2007.

Oil

The third quarter 2007 average oil price was $65.14 per Bbl, a 7% decrease from the third quarter 2006 average oil price of $70.13 per Bbl. The year-to-date average oil price decreased 6% to $60.41 per Bbl in 2007 from $64.34 per Bbl in 2006. Oil prices were lower for both periods primarily because of higher oil prices in 2006 as a result of 2005 Gulf of Mexico hurricanes, supply shortage concerns and inadequate sour crude refining capacity. Oil prices during the third quarter fluctuated between approximately $69.00 and $84.00 per Bbl. In October 2007, rising tension in the Middle East, weakness in the dollar and strong demand caused oil prices to increase to record levels of $90.00 per Bbl. Oil prices are expected to remain volatile. The average NYMEX price for August and September 2007 was $75.75 per Bbl. At October 15, 2007, the average NYMEX futures price for the following twelve months was $82.16 per Bbl. Recent trust oil prices have averaged approximately 4% lower than the NYMEX price.

Costs

Taxes, Transportation and Other

Taxes, transportation and other were relatively unchanged for the quarter and decreased 7% for the nine-month period primarily because of decreased production taxes related to lower revenues, partially offset by increased property taxes related to the timing of cash disbursements.

Development

Development costs deducted in the calculation of net profits income are based on the development budget. These development costs decreased 21% for the third quarter and 14% for the nine-month period primarily because of the timing of development activity and expenditures and lower costs. During the first nine months of 2007, 24 wells were completed and three wells were pending completion on the underlying properties at September 30.

As of December 31, 2006, cumulative actual costs exceeded cumulative budgeted costs deducted by approximately $3.4 million. In calculating net profits income, XTO Energy deducted budgeted development costs of $11.3 million for the quarter and $31.5 million for the nine-month period. After considering actual development costs of $11.8 million for the quarter and $25.6 million for the nine-month period, cumulative budgeted costs deducted exceeded actual costs by approximately $2.5 million at September 30, 2007.

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

Overhead

Overhead increased 9% for the quarter and 10% for the nine-month period primarily because of an increased well count and the annual rate adjustment based on an industry index. In addition, overhead increased for the nine-month period because of the effects of prior period adjustments.

Other

Trustee Brand Change

On October 15, 2007, the Bank of America private wealth management group officially became known as “U.S. Trust, Bank of America Private Wealth Management” as a result of Bank of America’s acquisition of U.S. Trust Corporation. This change is a brand name change only and the legal entity that serves as the trustee for the trust will continue to be Bank of America, N. A.

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

HUGOTON ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

XTO ENERGY INC.

Date: October 19, 2007	By	/S/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President
and Chief Financial Officer