Form 10-K
period 2007-12-31
HUGOTON ROYALTY TRUST
filed 2008-02-26
CIK 862022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number 1-10476

HUGOTON ROYALTY TRUST

(Exact Name of Registrant as Specified in the Hugoton Royalty Trust Indenture)

Texas	58-6379215
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

U.S. Trust, Bank of America
Private Wealth Management
Trustee
P.O. Box 830650
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ NO ☒

The aggregate market value of the units of beneficial interest of the trust, based on the closing price on the New York Stock Exchange as of June 29, 2007 (the last business day of its most recently completed second fiscal quarter), held by non-affiliates of the registrant on that date was approximately $976 million.

At February 25, 2008, there were 40,000,000 units of beneficial interest of the trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below is the only document parts of which are incorporated herein by reference and the parts of this report into which the document is incorporated:

2007 Annual Report to Unitholders – Part II

PART I

Item 1. Business

Hugoton Royalty Trust is an express trust created under the laws of Texas pursuant to the Hugoton Royalty Trust Indenture entered into on December 1, 1998 between XTO Energy Inc. (formerly known as Cross Timbers Oil Company), as grantor, and NationsBank, N.A., as trustee. Bank of America, N.A., successor to NationsBank, N.A., is now the trustee of the trust. In 2007 the Bank of America private wealth management group officially became known as “U.S. Trust, Bank of America Private Wealth Management.” The legal entity that serves as the trustee of the trust did not change, and references in this Form 10-K to U.S. Trust, Bank of America Private Wealth Management shall describe the legal entity Bank of America, N.A. The principal office of the trust is located at 901 Main Street, Dallas, Texas 75202 (telephone number 877-228-5083).

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

Effective December 1, 1998, XTO Energy conveyed to the trust 80% net profits interests in certain predominantly natural gas producing working interest properties in Kansas, Oklahoma and Wyoming under three separate conveyances. In exchange for these net profits interest conveyances to the trust, 40 million units of beneficial interest were issued to XTO Energy. In April and May 1999, XTO Energy sold a total of 17 million units in the trust’s initial public offering. In 1999 and 2000, XTO Energy also sold 1.3 million trust units to certain of its officers. The trust did not receive the proceeds from these sales of trust units. Units are listed and traded on the New York Stock Exchange under the symbol “HGT.”

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

In November and December 2007, costs exceeded revenues on properties underlying the Wyoming net profits interests. For further information on excess costs, see “Trustee’s Discussion and Analysis” of financial condition and results of operations for the three-year period ended December 31, 2007 in the trust’s annual report to unitholders for the year ended December 31, 2007.

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

Adding —
(1) net profits income received,
(2) interest income and any other cash receipts and
(3) cash available as a result of reduction of cash reserves, then

Subtracting —
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

Approximately 88% of the net profits income received by the trust during 2007, as well as 89% of the estimated proved reserves of the net profits interests at December 31, 2007 (based on estimated future net cash flows using year-end oil and gas prices), is attributable to natural gas. There has historically been a greater demand for gas during the winter months than the rest of the year. Otherwise, trust income generally is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The trust conducts no research activities.

Item 1A. Risk Factors

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by the trustee from time to time. Such factors, among others, may have a material adverse effect upon the trust’s financial condition, distributable income and changes in trust corpus.

The following discussion of risk factors should be read in conjunction with the financial statements and related notes included in the trust’s annual report to unitholders for the year ended December 31, 2007. Because of these and other factors, past financial performance should not be considered an indication of future performance.

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

Financial information of the trust is not prepared in accordance with U.S. GAAP.

The financial statements of the trust are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles, or U.S. GAAP. Although this basis of accounting is permitted for royalty trusts by the Securities and Exchange Commission, the financial statements of the trust differ from U.S. GAAP financial statements because net profits income is not accrued in the month of production, expenses are not recognized when incurred and cash reserves may be established for certain contingencies that would not be recorded in U.S. GAAP financial statements.

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

Item 1B. Unresolved Staff Comments

As of December 31, 2007, the trust did not have any unresolved Securities and Exchange Commission staff comments.

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

Hugoton Area

Natural gas was discovered in the Hugoton area in 1922. With an estimated five million productive acres covering parts of Texas, Oklahoma and Kansas, the Hugoton area is one of the largest domestic natural gas producing areas. During 2007, daily sales volumes from the underlying properties in the Hugoton area averaged approximately 21,700 Mcf of gas and 51 Bbls of oil.

Most of the production from the underlying properties in the Hugoton area is from the Chase formation, at depths of 2,700 to 2,900 feet. XTO Energy has informed the trustee that it plans to develop other formations that underlie the 79,500 net acres held by production by the Chase formation wells, which range from 2,950 to 8,000 feet and include the Council Grove, Morrow, Chester and St. Louis formations. These formations are characterized by both oil and gas production from a variety of structural and stratigraphic traps. Since 2003, XTO Energy has drilled wells to these formations and plans to continue this development program in 2008.

Within this area, XTO Energy performed 41 workovers in 2007, of which 27 were Chase restimulations. XTO Energy has informed the trustee that it plans to drill up to seven wells and perform up to 25 workovers during 2008.

XTO Energy’s future development plans for the underlying properties in the Hugoton area include:

•	additional compression to lower line pressures,
•	installing artificial lift,
•	opening new producing zones in existing wells,
•	restimulating producing intervals in existing wells utilizing new technology,
•	deepening existing wells to new producing zones, and

•	drilling additional wells.

XTO Energy delivers most of its Hugoton gas production to a gathering and processing system operated by a subsidiary. This system collects approximately 71% of its throughput from underlying properties, which, in recent months, has been approximately 16,500 Mcf per day from 252 wells. The gathering subsidiary purchases the gas from XTO Energy at the wellhead, gathers and transports the gas to its plant, and treats and processes the gas at the plant. The gathering subsidiary pays XTO Energy for wellhead volumes at a price of 80% to 85% of the net residue price received by XTO Energy’s marketing affiliate. This affiliate currently sells the residue to a pipeline at a price based on the monthly pipeline index less actual fees.

Other Hugoton gas production is sold under a third party contract. Under the contract, XTO Energy receives 74.5% of the net proceeds received from the sale of the residue gas and liquids.

Anadarko Basin

Oil and gas accumulations were discovered in the Anadarko Basin of western Oklahoma in 1945. XTO Energy is one of the largest producers in the Ringwood, Northwest Okeene and Cheyenne Valley fields of Major County, the Northeast Cedardale field of Woodward County and the Elk City field of Beckham County, the principal producing regions of the underlying properties in the Anadarko Basin. Daily sales volumes from the underlying properties in the Anadarko Basin averaged 33,700 Mcf of gas and 754 Bbls of oil in 2007.

The fields in the Major County area are characterized by oil and gas production from a variety of structural and stratigraphic traps. Productive zones range from 6,500 to 9,400 feet and include the Oswego, Red Fork, Inola, Chester, Manning, Mississippian, Hunton and Arbuckle formations. Within this area, XTO Energy drilled 12 gross (6.4 net) wells and performed 31 workovers in 2007. XTO Energy has informed the trustee that it plans to drill up to 12 wells and perform up to 23 workovers in Major County during 2008.

The fields within Woodward County are characterized primarily by gas production from a variety of structural and stratigraphic traps. Productive zones range from 6,000 to 7,500 feet and include the Cottage Grove, Oswego, Chester and Mississippian formations. Within this area, XTO Energy drilled 11 gross (9.2 net) wells and performed seven workovers in 2007. XTO Energy has informed the trustee that it plans to drill up to eight wells and perform up to eight workovers in Woodward County during 2008.

The Elk City field on the eastern edge of Beckham County produces oil and gas from a structural anticline with stratigraphic trapping features. Production zones range from 9,500 to 15,500 feet and include the Hoxbar, Atoka and Morrow formations. Within this area, XTO Energy drilled four gross (3.6 net) wells and performed eight workovers in 2007. XTO Energy has informed the trustee that it plans to drill two wells and perform four workovers within the Elk City field during 2008.

XTO Energy plans to further develop the underlying properties in the Anadarko Basin primarily through:

•	mechanical stimulation of existing wells,
•	installing artificial lift,
•	opening new producing zones in existing wells,
•	deepening existing wells to new producing zones, and
•	drilling additional wells.

A gathering subsidiary of XTO Energy operates a 300-mile gathering system and pipeline in the Major County area. The gathering subsidiary and a third-party processor purchase natural gas produced at the wellhead from XTO Energy and other producers in the area under various agreements including life-of-production contracts. The gathering subsidiary gathers and transports the gas to a third-party processor, which processes the gas and pays XTO Energy and other producers for at least 50% of the liquids processed. After the gas is processed, the gathering subsidiary transports the gas via a residue pipeline to a connection with an interstate pipeline. The gathering subsidiary sells the residue gas to the marketing subsidiary of XTO Energy based upon a published index price. The gathering subsidiary pays this price to XTO Energy less a compression and gathering fee of approximately $0.31 per Mcf of residue gas. This gathering fee was previously approved by the Federal Energy Regulatory Commission when the gathering subsidiary was regulated. During 2007, the gathering system collected approximately 13,400 Mcf per day from 359 wells, approximately 55% of which XTO Energy operates. Estimated capacity of the gathering system is 28,000 Mcf per day. The gathering subsidiary also provides contract operating services to properties in Woodward County, collecting approximately 11,500 Mcf per day from 117 wells, for an average fee of approximately $0.10 per Mcf.

XTO Energy also sells gas directly to its marketing subsidiary, which then sells the gas to third parties. The price paid to XTO Energy is based upon the weighted average price of several published indices, but does not include a deduction for any marketing fees. The price paid by the marketing affiliate includes a deduction for any transportation fees charged by the third party.

Green River Basin

The Green River Basin is located in southwestern Wyoming. Natural gas was discovered in the Fontenelle Field of the Green River Basin in the early 1970s. The producing reservoirs are the Frontier, Baxter and Dakota sandstones at depths ranging from 7,500 to 10,000 feet.

Daily 2007 sales volumes from the underlying properties in the Fontenelle Field averaged 21,600 Mcf of natural gas and 32 Bbls of oil. In 2007, XTO Energy completed six gross (6.0 net) wells and performed nine workovers. XTO Energy has advised the trustee that it plans to drill up to six wells and perform up to eight workovers in the Green River Basin during 2008. XTO Energy has advised the trustee that it is continuing its efforts to reduce pipeline pressure which has shown potential for increasing production and extending field life in the Fontenelle Field.

Potential development activities for the underlying properties in this area include:

•	installing artificial lift,
•	restimulating producing intervals utilizing new technology,
•	additional compression to lower line pressures, and
•	opening new producing zones in existing wells.

XTO Energy markets the gas produced from the Fontenelle Unit and nearby properties under three different marketing arrangements. Under the agreement covering approximately 70% of the gas sold, XTO Energy compresses the gas on the lease, transports it off the lease and compresses the gas again prior to entry into the gas plant pipeline. The pipeline transports the gas 35 miles to the gas plant, where the gas is processed, then redelivered to XTO Energy and sold to XTO Energy’s marketing subsidiary. The owner of the gas plant and related pipeline charges XTO Energy for operational fuel and processing. In 2007, the fuel charge was 1.45% of the volumes produced and the processing fee was approximately $0.10 per MMBtu. The marketing subsidiary then sells the residue gas to third parties based upon a spot sales price and pays the net sales proceeds to XTO Energy. The marketing subsidiary does not receive a marketing fee. Effective November 1, 2007, XTO Energy began transporting and selling this gas directly to the markets. The marketing subsidiary is no longer involved. The gas not sold under the above arrangement is sold either under a similar arrangement where the fee is $0.17 per MMBtu, or under a contract where XTO Energy directly sells the gas to a third party on the lease at an adjusted index price. Condensate is sold at the lease to an independent third party at market rates.

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

The underlying properties are interests in developed properties located primarily in gas producing regions of Kansas, Oklahoma and Wyoming. The following is a summary of the approximate producing acreage of the underlying properties at December 31, 2007. Undeveloped acreage is not significant.

	Gross	Net
Hugoton Area	217,590	200,390
Anadarko Basin	151,402	113,436
Green River Basin	39,644	27,333
Total	408,636	341,159

The following is a summary of the producing wells on the underlying properties as of December 31, 2007:

	Operated Wells		Nonoperated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Gas	1,249	1,112.0	291	67.8	1,540	1,179.8
Oil	46	40.6	8	1.7	54	42.3
Total	1,295	1,152.6	299	69.5	1,594	1,222.1

The following is a summary of the number of wells drilled on the underlying properties during the years indicated. Unless otherwise indicated, all wells drilled are developmental. There were 10 gross (5.9 net) wells in process of drilling at December 31, 2007.

	2007		2006		2005
	Gross	Net	Gross	Net	Gross	Net
Completed gas wells	51	30.4	44	28.8	41	29.2
Completed oil wells	—	—	3	0.6	1	1.0
Non-productive wells	—	—	1	0.1	1	0.5
Total(a)	51	30.4	48	29.5	43	30.7

(a)	Included in totals are 17 gross (4.3 net) wells in 2007, 17 gross (4.3 net) wells in 2006 and 10 gross (2.4 net) wells in 2005, drilled on nonoperated interests.

Oil and Natural Gas Production

Trust production is recognized in the period net profits income is received, which is the month following receipt by XTO Energy, and generally two months after the time of production. Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for the three years ended December 31, 2007 were as follows:

	2007	2006	2005
Production
Underlying Properties
Gas – Sales (Mcf)	28,092,224	29,628,079	29,986,698
Average per day (Mcf)	76,965	81,173	82,155
Oil - Sales (Bbls)	305,594	332,525	325,193
Average per day (Bbls)	837	911	891
Net Profits Interests
Gas – Sales (Mcf)	11,233,503	12,871,453	15,836,681
Average per day (Mcf)	30,777	35,264	43,388
Oil – Sales (Bbls)	140,805	145,230	177,980
Average per day (Bbls)	386	398	488
Average Sales Price
Gas (per Mcf)	$5.70	$6.59	$6.64
Oil (per Bbl)	$64.35	$63.73	$52.27

Oil and Natural Gas Reserves

General

Miller and Lents, Ltd., independent petroleum engineers, has estimated oil and gas reserves attributable to the underlying properties as of December 31, 2007, 2006, 2005 and 2004. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

Year-end weighted average realized gas prices used to determine the standardized measure were $6.72 per Mcf in 2007, $5.60 per Mcf in 2006, $8.72 per Mcf in 2005 and $5.68 per Mcf in 2004. Year-end oil prices used to determine the standardized measure were based on a West Texas Intermediate crude oil posted price of $92.70 per Bbl in 2007, $57.75 per Bbl in 2006, $57.75 per Bbl in 2005 and $40.25 per Bbl in 2004.

Proved Reserves

	Underlying Properties		Net Profits Interests
(in Thousands)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
Balance, December 31, 2004	443,933	3,793	254,593	2,269
Extensions, additions and discoveries	24,806	146	14,273	84
Revisions of prior estimates	4,292	167	18,902	258
Production – sales volumes	(29,987)	(325)	(15,837)	(178)
Balance, December 31, 2005	443,044	3,781	271,931	2,433
Extensions, additions and discoveries	17,853	203	8,938	102
Revisions of prior estimates	(10,817)	187	(37,322)	(195)
Production – sales volumes	(29,628)	(333)	(12,871)	(145)
Balance, December 31, 2006	420,452	3,838	230,676	2,195
Extensions, additions and discoveries	13,647	167	7,270	89
Revisions of prior estimates	(534)	(54)	(1,764)	(33)
Production – sales volumes	(28,092)	(306)	(11,234)	(141)
Balance, December 31, 2007	405,473	3,645	224,948	2,110

Extensions, additions and discoveries in 2005, 2006 and 2007 are primarily related to delineation of additional proved undeveloped reserves in the Anadarko Basin. Revisions of prior estimates of the proved gas reserves for the underlying properties in each year are primarily because of changes in the year-end gas and oil prices. Higher upward and downward revisions for the net profits interests as compared with the underlying properties in each year were caused by changes in year-end oil and gas prices and estimated future production and development costs which resulted in an increase or decrease in gas reserves allocated to the trust.

Proved Developed Reserves

	Underlying Properties		Net Profits Interests
(in Thousands)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
December 31, 2004	381,768	3,308	220,426	1,993
December 31, 2005	379,527	3,361	235,470	2,180
December 31, 2006	361,915	3,369	202,794	1,964
December 31, 2007	352,732	3,234	198,187	1,896

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	December 31
(in Thousands)	2007	2006	2005
Underlying Properties
Future cash inflows	$3,061,372	$2,574,507	$4,092,655
Future costs:
Production	1,014,076	858,794	1,109,882
Development	78,494	86,744	80,610
Future net cash flows	1,968,802	1,628,969	2,902,163
10% discount factor	992,874	830,281	1,511,732
Standardized measure	$975,928	$798,688	$1,390,431
Net Profits Interests
Future cash inflows	$1,714,576	$1,420,936	$2,515,738
Future production taxes	139,535	117,760	194,008
Future net cash flows	1,575,041	1,303,176	2,321,730
10% discount factor	794,299	664,225	1,209,385
Standardized measure	$780,742	$638,951	$1,112,345

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in Thousands)	2007	2006	2005
Underlying Properties
Standardized measure, January 1	$798,688	$1,390,431	$871,733
Revisions:
Prices and costs	208,352	(578,041)	566,014
Quantity estimates	(18,232)	5,912	5,744
Accretion of discount	69,710	119,526	75,570
Future development costs	(28,733)	(53,060)	(56,072)
Production rates and other	(1,708)	(944)	(92)
Net revisions	229,389	(506,607)	591,164
Extensions, additions and discoveries	35,122	28,915	58,946
Production	(130,021)	(165,751)	(170,612)
Development costs	42,750	51,700	39,200
Net change	177,240	(591,743)	518,698
Standardized measure, December 31	$975,928	$798,688	$1,390,431
Net Profits Interests
Standardized measure, January 1	$638,951	$1,112,345	$697,386
Extensions, additions and discoveries	28,097	23,132	47,157
Accretion of discount	55,768	95,621	60,456
Revisions of prior estimates, changes in price and other	128,426	(500,906)	412,475
Net profits income	(70,500)	(91,241)	(105,129)
Standardized measure, December 31	$780,742	$638,951	$1,112,345

Regulation

Natural Gas Regulation

The interstate transportation and sale for resale of natural gas is subject to federal regulation, including transportation rates charged, storage tariffs and various other matters, by the Federal Energy Regulatory Commission. Federal price controls on wellhead sales of domestic natural gas terminated on January 1, 1993. On August 8, 2005, Congress enacted the Energy Policy Act of 2005. The Energy Policy Act, among other things, amended the Natural Gas Act to prohibit market manipulation by any entity, to direct FERC to facilitate market transparency in the market for sale or transportation of physical natural gas in interstate commerce, and to significantly increase the penalties for violations of the Natural Gas Act, the Natural Gas Policy Act of 1978, or FERC rules, regulations or orders thereunder. FERC has promulgated new regulations to implement the Energy Policy Act. While natural gas prices are currently unregulated, Congress historically has been active in the area of natural gas regulation. It is impossible to predict whether new legislation to regulate natural gas might be proposed, what proposals, if any, might actually be enacted, and what effect, if any, such proposals might have on the operations of the underlying properties.

On December 19, 2007, the President signed into law the Energy Independence & Security Act of 2007 (PL 110-140). The EISA, among other things, prohibits market manipulation by any person in connection with the purchase or sale of crude oil, gasoline or petroleum distillates at wholesale in contravention of such rules and regulations that the Federal Trade Commission may prescribe, directs the Federal Trade Commission to enforce the regulations, and establishes penalties for violations thereunder. XTO Energy has advised the trustee that it cannot predict the impact of future government regulation on any natural gas facilities.

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

State Tax Withholding

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

Pricing and Sales Information

A subsidiary of XTO Energy purchases most of XTO Energy’s natural gas production based on a monthly published index price or at a weighted average of several monthly published index prices, then sells the gas to third parties for the best available price. The monthly published index price is the price established during the last five business days of the month preceding the month of delivery for the specific delivery location, which is based on the average of all fixed price transactions that occur at a specific delivery location. The fixed price is determined by the NYMEX price less the location differential during this period. Any marketing gains or losses are not included in trust net proceeds. Oil production is generally marketed at the wellhead to third parties at the best available price. XTO Energy arranges for some of its natural gas to be processed by unaffiliated third parties and markets the natural gas liquids. The natural gas attributable to the underlying properties is marketed under contracts existing at trust inception. Contracts covering production from the Ringwood area of the Major County area are generally for the life of the lease, and the contract for the majority of production from the Hugoton area was extended through 2008. If new contracts are entered with unaffiliated third parties, the proceeds from sales under those new contracts will be included in gross proceeds from the underlying properties. If new contracts are entered with XTO Energy’s marketing subsidiary, it may charge XTO Energy a fee that may not exceed 2% of the sales price of the oil and natural gas received from unaffiliated parties. The sales price is net of any deductions for transportation from the wellhead to the unaffiliated parties and any gravity or quality adjustments.

Item 3. Legal Proceedings

On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the United States District Court for the Western District of Oklahoma by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the U.S. False Claims Act against XTO Energy. The plaintiff alleges that XTO Energy underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans in amounts in excess of 20% as a result of mismeasuring the volume of natural gas, incorrectly analyzing its heating content and improperly valuing the natural gas during at least the past ten years. The plaintiff seeks treble damages for the unpaid royalties (with interest, attorney’s fees and expenses), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for XTO Energy to cease the allegedly improper measuring practices. This lawsuit against XTO Energy and similar lawsuits filed by Grynberg against more than 300 other companies was consolidated in the United States District Court for Wyoming. In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims, and Grynberg’s appeal of this decision was dismissed for lack of appellate jurisdiction in May 2003. In response to a motion to dismiss filed by XTO Energy and other defendants, in October 2006 the district judge held that Grynberg failed to establish the jurisdictional requirements to maintain the action against XTO Energy and other defendants and dismissed the actions for lack of subject matter jurisdiction. Grynberg has filed an appeal of this decision. While XTO Energy is unable to predict the final outcome of this case or estimate the amount of any possible loss, it has informed the trustee that it believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action. However, an order to change measuring practices or a related settlement could adversely affect the trust by reducing net proceeds in the future by an amount that is presently not determinable, but, in XTO Energy management’s opinion, is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.

An amended petition for a class action lawsuit, Beer, et al. v. XTO Energy Inc., was filed in January 2006, in the District Court of Texas County, Oklahoma by royalty owners of natural gas wells in Oklahoma. The plaintiffs allege that XTO Energy has not properly accounted to the plaintiffs for the royalties to which they are entitled and seek an accounting regarding the natural gas and other products produced from their wells and the prices paid for the natural gas and other products produced, and for payment of the monies allegedly owed since June 2002, with a certain limited number of plaintiffs claiming monies owed for additional time. XTO Energy removed the case to federal district court in Oklahoma City. A hearing on the class certification has not been scheduled. The plaintiffs have not alleged in their petition an amount that they are seeking. XTO Energy has informed the trustee that it believes that it has strong defenses to this lawsuit and intends to vigorously defend its position. However, if XTO Energy ultimately makes any settlement payments or receives a judgment against it, the trust will bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if a judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management's opinion, the amount is not currently expected to be material to the trust's annual distributable income, financial position or liquidity.

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

No matters were submitted to a vote of unitholders during 2007.

PART II

Item 5. Market for Units of the Trust, Related Security Holder Matters and Trust Purchases of Units

The section entitled “Units of Beneficial Interest” in the trust’s annual report to unitholders for the year ended December 31, 2007 is incorporated herein by reference.

The trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

Item 6. Selected Financial Data

	Year Ended December 31
	2007	2006	2005	2004	2003
Net Profits Income	$70,499,584	$91,241,196	$105,129,321	$81,920,014	$80,687,778
Distributable Income	69,388,520	90,910,760	104,831,880	81,596,920	80,373,120
Distributable Income per Unit	1.734713	2.272769	2.620797	2.039923	2.009328
Distributions per Unit	1.734713	2.272769	2.620797	2.039923	2.009328
Total Assets at Year-End	161,034,033	165,609,772	185,459,610	189,499,334	198,952,087

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Trustee’s Discussion and Analysis” of financial condition and results of operations for the three-year period ended December 31, 2007 in the trust’s annual report to unitholders for the year ended December 31, 2007 is incorporated herein by reference.

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

Contractual Obligations

As shown below, the trust had no obligations and commitments to make future contractual payments as of December 31, 2007, other than the December distribution payable to unitholders in January 2008, as reflected in the statement of assets, liabilities and trust corpus.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Distribution payable to unitholders	$5,214,000	$5,214,000	$—	$—	$—

Related Party Transactions

The underlying properties from which the net profits interests were carved are currently owned by XTO Energy, which operates approximately 94% of the underlying properties. In computing net proceeds, XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses on the underlying properties it operates. As of December 31, 2007, the monthly overhead charge, based on the number of operated wells, was approximately $770,000 ($616,000 net to the trust) and is subject to annual adjustment based on an oil and gas industry index.

In May 2006, XTO Energy distributed all of its remaining 21.7 million trust units as a dividend to its common stockholders. XTO Energy currently is not a unitholder of the trust.

XTO Energy sells a significant portion of natural gas production from the underlying properties to certain of XTO Energy’s wholly owned subsidiaries under contracts in existence when the trust was created, generally at amounts approximating monthly published market prices. For further information regarding natural gas sales from the underlying properties to affiliates of XTO Energy, see Item 2, Properties, and Note 7 to Financial Statements in the trust’s annual report to unitholders for the year ended December 31, 2007. Total gas sales from the underlying properties to XTO Energy’s wholly owned subsidiaries were $76.6 million for 2007, or 48% of total gas sales, $103.2 million for 2006, or 53% of total gas sales and $107.9 million for 2005, or 54% of total gas sales.

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

Basis of Accounting

The trust’s financial statements are prepared on a modified cash basis, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles. This method of accounting is consistent with reporting of taxable income to trust unitholders. The most significant differences between the trust’s financial statements and those prepared in accordance with U.S. generally accepted accounting principles are:

•	Net profits income is recognized in the month received rather than accrued in the month of production.
•	Expenses are recognized when paid rather than when incurred.
•	Cash reserves may be established by the trustee for certain contingencies that would not be recorded under U.S. generally accepted accounting principles.

This comprehensive basis of accounting other than U.S. generally accepted accounting principles corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. For further information regarding the trust’s basis of accounting, see Note 2 to Financial Statements in the trust’s annual report to unitholders for the year ended December 31, 2007.

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

Forward-Looking Statements

Certain information included in this annual report and other materials filed, or to be filed, by the trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, development activities, future development plans, increased density drilling, maintenance projects, development, production and other costs, oil and gas prices, pricing differentials, proved reserves, production levels, litigation, regulatory matters and competition. Such forward-looking statements are based on XTO Energy’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “projects,” “anticipates,” “predicts,” “believes,” “goals,” “estimates,” “should,” “could,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. Some of the risk factors that could cause actual results to differ materially are explained in Item 1A.

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

Item 8. Financial Statements and Supplementary Data

The financial statements of the trust and the notes thereto, together with the related reports of KPMG LLP dated February 25, 2008, appearing in the trust’s annual report to unitholders for the year ended December 31, 2007, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with the trust’s independent registered public accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended December 31, 2007.

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

Trustee’s Report on Internal Control Over Financial Reporting

The trustee, Bank of America, N.A., also known as U.S. Trust, Bank of America Private Wealth Management, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The trustee conducted an evaluation of the effectiveness of the trust’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the trustee’s evaluation under the framework in Internal Control — Integrated Framework, the trustee concluded that the trust’s internal control over financial reporting was effective as of December 31, 2007. The effectiveness of the trust’s internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report in the trust’s annual report to unitholders for the year ended December 31, 2007 which is incorporated herein by reference.

There were no changes in the trust’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the trust’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance

The trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Section 16(a) of the Securities Exchange Act of 1934 requires that beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. The Securities and Exchange Commission has taken the position that executive officers and directors of XTO Energy must also file initial ownership reports and reports of changes in beneficial ownership. Copies of the reports must be provided to the trust. To the trustee’s knowledge, based solely on the information furnished to the trust, the trust is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the trust units of beneficial interest during and for the year ended December 31, 2007.

Because the trust has no employees, it does not have a code of ethics. Employees of the trustee, U.S. Trust, Bank of America Private Wealth Management, must comply with the bank’s code of ethics, a copy of which will be provided to unitholders, without charge, upon request by appointment at Bank of America Plaza, 17th Floor, 901 Main Street, Dallas, Texas 75202.

Item 11. Executive Compensation

The trustee received the following annual compensation from 2005 through 2007 as specified in the trust indenture:

Name and Principal Position	Year	Other Annual Compensation(1)
U.S. Trust, Bank of America Private Wealth Management, Trustee	2007	$43,022
	2006	47,410
	2005	35,000

(1)	Under the trust indenture, the trustee is entitled to an annual administrative fee, paid in equal monthly installments. Such fee can be adjusted annually based on an oil and gas industry index. Upon termination of the trust, the trustee is entitled to a termination fee of $15,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The trust has no equity compensation plans.

(a) Security Ownership of Certain Beneficial Owners.  The trustee is not aware of any person who beneficially owns more than 5% of the outstanding units.

(b) Security Ownership of Management.  The trust has no directors or executive officers. As of January 23, 2008, Bank of America, N.A. owned, in various fiduciary capacities, 124,786 units, with a shared right to vote 26,307 of these units and no right to vote 98,479 of these units. Bank of America, N.A. disclaims any beneficial interests in these units. The number of units reflected in this paragraph includes units held by all branches of Bank of America, N.A.

(c) Changes in Control.  The trustee knows of no arrangements which may subsequently result in a change in control of the trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In computing net profits income paid to the trust for the net profits interests, XTO Energy deducts an overhead charge for reimbursement of administrative expenses of operating the underlying properties. This charge at December 31, 2007 was approximately $770,000 per month, or $9,240,000 annually (net to the trust of $616,000 per month or $7,392,000 annually), and is subject to annual adjustment based on an oil and gas industry index as defined in the trust agreement.

XTO Energy sells a significant portion of natural gas production from the underlying properties to certain of its wholly owned subsidiaries under contracts in existence when the trust was created, generally at amounts approximating monthly published prices. For further information, see “Hugoton Area,” “Anadarko Basin,” “Green River Basin” and “Pricing and Sales Information,” of Item 2.

See Item 11 for the remuneration received by the trustee from 2005 through 2007 and Item 12(b) for information concerning units owned by the trustee in various fiduciary capacities.

As noted in Item 10, the trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Item 14. Principal Accountant Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2007 and 2006:

	2007	2006
Audit fees	$71,750	$71,750
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$71,750	$71,750

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

Independent Registered Public Accounting Firm Reports
Statements of Assets, Liabilities and Trust Corpus at December 31, 2007 and 2006
Statements of Distributable Income for the years ended December 31, 2007, 2006 and 2005
Statements of Changes in Trust Corpus for the years ended December 31, 2007, 2006 and 2005
Notes to Financial Statements

2.	Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.	Exhibits
(4) (a)	Hugoton Royalty Trust Indenture by and between NationsBank, N.A. (now Bank of America, N.A.), as trustee, and Cross Timbers Oil Company (predecessor of XTO Energy) heretofore filed as Exhibit 4.1 to the trust’s Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on December 4, 1998, is incorporated herein by reference.
(b)	Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80% – Kansas) as amended and restated from Cross Timbers Oil Company (predecessor of XTO Energy) to NationsBank, N.A. (now Bank of America, N.A.), as trustee, dated December 1, 1998, heretofore filed as Exhibit 10.1.1 to the trust’s Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference.
(c)	Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80% – Oklahoma) as amended and restated from Cross Timbers Oil Company (predecessor of XTO Energy) to NationsBank, N.A. (now Bank of America, N.A.), as trustee, dated December 1, 1998, heretofore filed as Exhibit 10.1.2 to the trust’s Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference.
(d)	Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80% – Wyoming) as amended and restated from Cross Timbers Oil Company (predecessor of XTO Energy) to NationsBank, N.A. (now Bank of America, N.A.), as trustee, dated December 1, 1998, heretofore filed as Exhibit 10.1.3 to the trust’s Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference.
(13)	Hugoton Royalty Trust annual report to unitholders for the year ended December 31, 2007
(23.1)	Consent of KPMG LLP
(23.2)	Consent of Miller and Lents, Ltd.
(31)	Rule 13a-14(a)/15d-14(a) Certification
(32)	Section 1350 Certification

Copies of the above Exhibits are available to any unitholder, at the actual cost of reproduction, upon written request to the trustee, U.S. Trust, Bank of America Private Wealth Management, P.O. Box 830650, Dallas, Texas 75283-0650.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

By:	/s/ Nancy G. Willis Nancy G. Willis Vice President

XTO ENERGY INC.

Date: February 26, 2008

By:	/s/ Louis G. Baldwin Louis G. Baldwin Executive Vice President and Chief Financial Officer

(The trust has no directors or executive officers.)