Form 10-Q
period 2008-03-31
HUGOTON ROYALTY TRUST
filed 2008-04-25
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-10476

Hugoton Royalty Trust
(Exact name of registrant as specified in its charter)

Texas	58-6379215
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

U.S. Trust, Bank of America Private Wealth Management P.O. Box 830650, Dallas, Texas	75283-0650
(Address of principal executive offices)	(Zip Code)

(877) 228-5083
(Registrant's telephone number, including area code)

NONE
(Former name, former address and former fiscal year, if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of April 1, 2008
40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

	TABLE OF CONTENTS
		Page
	Glossary of Terms	3

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Report of Independent Registered Public Accounting Firm	5

	Condensed Statements of Assets, Liabilities and Trust Corpus
	at March 31, 2008 and December 31, 2007	6

	Condensed Statements of Distributable Income
	for the Three Months Ended March 31, 2008 and 2007	7

	Condensed Statements of Changes in Trust Corpus
	for the Three Months Ended March 31, 2008 and 2007	8

	Notes to Condensed Financial Statements	9

Item 2.	Trustee's Discussion and Analysis	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	17

Item 6.	Exhibits	17

	Signatures	18

HUGOTON ROYALTY TRUST

GLOSSARY OF TERMS

The following are definitions of significant terms used in this Form 10-Q:

Bbl	Barrel (of oil)

Mcf	Thousand cubic feet (of natural gas)

MMBtu	One million British Thermal Units, a common energy measurement

net proceeds	Gross proceeds received by XTO Energy from sale of production from the underlying properties, less applicable costs, as defined in the net profits interest conveyances

net profits income	Net proceeds multiplied by the net profits percentage of 80%, which is paid to the trust by XTO Energy. ANet profits income@ is referred to as Aroyalty income@ for tax reporting purposes.

net profits interest
An interest in an oil and gas property measured by net profits from the sale of production, rather than a specific portion of production. The following defined net profits interests were conveyed to the trust from the underlying properties:

80% net profits interests - interests that entitle the trust to receive 80% of the net proceeds from the underlying properties.

underlying properties
XTO Energy=s interest in certain oil and gas properties from which the net profits interests were conveyed. The underlying properties include working interests in predominantly gas-producing properties located in Kansas, Oklahoma and Wyoming.

working interest	An operating interest in an oil and gas property that provides the owner a specified share of production that is subject to all production expense and development costs

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the trust=s financial statements and the notes thereto included in the trust=s Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at March 31, 2008 and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2008 and 2007 have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee
for the Hugoton Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of March 31, 2008 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2008 and 2007. These condensed financial statements are the responsibility of the trustee.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of December 31, 2007, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein), included in the trust=s 2007 Annual Report on Form 10-K, and in our report dated February 25, 2008, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2007 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus included in the trust=s 2007 Annual Report on Form 10-K from which it has been derived.

KPMG LLP

Fort Worth, Texas
April 24, 2008

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and short-term investments	$7,881,440	$5,214,000

Net profits interests in oil and gas properties - net (Note 1)	153,688,416	155,820,033
	$161,569,856	$161,034,033
LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$7,881,440	$5,214,000

Trust corpus (40,000,000 units of beneficial interest
authorized and outstanding)	153,688,416	155,820,033
	$161,569,856	$161,034,033

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended March 31
	2008	2007

Net profits income	$22,035,854	$16,735,385

Interest income	23,786	29,047

Total income	22,059,640	16,764,432

Administration expense	290,480	522,152

Distributable income	$21,769,160	$16,242,280

Distributable income per unit (40,000,000 units)	$0.544229	$0.406057

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended March 31
	2008	2007

Trust corpus, beginning of period	$155,820,033	$163,796,772

Amortization of net profits interests	(2,131,617)	(1,881,861)

Distributable income	21,769,160	16,242,280

Distributions declared	(21,769,160)	(16,242,280)

Trust corpus, end of period	$153,688,416	$161,914,911

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

The financial statements of Hugoton Royalty Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles (AGAAP@):

B
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

B
Net profits income is computed separately for each of three conveyances under which the net profits interests were conveyed to the trust. If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from the other conveyances.

B	Trust expenses are recorded based on liabilities paid and cash reserves established by the trustee for liabilities and contingencies.

B	Distributions to unitholders are recorded when declared by the trustee.

The trust=s financial statements differ from those prepared in conformity with U.S. GAAP because revenues are recognized when received rather than accrued in the month of production, expenses are recognized when paid rather than when incurred and certain cash reserves may be established by the trustee for contingencies which would not be recorded under U.S. GAAP. This comprehensive basis of accounting other than U.S. GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with U.S. GAAP, directing such entities to accrue or defer revenues and expenses in a period other than when such revenues were received or expenses were paid. Because the trust=s financial statements are prepared on the modified cash basis, as described above, most accounting pronouncements are not applicable to the trust=s financial statements.

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy=s historical net book value for the interests on December 1, 1998, the date of the transfer to the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $93,378,535 as of March 31, 2008 and $91,246,918 as of December 31, 2007.

2.	Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Three Months Ended
	March 31
	2008	2007
Cumulative actual costs (over) under the amount deducted -
beginning of period	$(675,754)	$(3,410,174)
Actual costs	(9,141,635)	(3,778,138)
Budgeted costs deducted	11,250,000	12,500,000
Cumulative actual costs (over) under the amount deducted -
end of period	$1,432,611	$5,311,688

As a result of decreased development activity in first quarter 2007 and based on the development budget for 2007, the development cost deduction was lowered to $3.75 million beginning with the February 2007 distribution. This development cost deduction was maintained at $3.75 million for the remainder of 2007 and first quarter 2008.

XTO Energy has advised the trustee that total 2008 budgeted development costs for the underlying properties are approximately $46.0 million. The 2008 budget year generally coincides with the trust distribution months from April 2008 through March 2009. Based on the development budget for 2008, the development cost deduction is expected to be maintained at $3.75 million for the remainder of 2008. The monthly development cost deduction will be reevaluated by XTO Energy and revised as necessary, based on the 2008 budget and the timing and amount of actual expenditures.

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

Other

Several states have enacted legislation to require state income tax withholding from nonresident recipients of oil and gas proceeds. After consultation with its state tax counsel, XTO Energy has advised the trustee that it believes the trust is not subject to these withholding requirements. However, regulations could be issued by the various states which could change this conclusion. Should the trust be required to withhold state taxes, distributions to the unitholders would be reduced by the required amount, subject to the unitholder=s right to file a state tax return to claim any refund due.

4.	Excess Costs

Costs exceeded revenues by $853,468 ($682,774 net to the trust) on properties underlying the Wyoming net profits interests in November and December 2007. Limited pipeline capacity for shipping from the Rocky Mountain region and excess regional supply led to significantly lower realized regional gas prices for production. These lower gas prices caused costs to exceed revenues on properties underlying the Wyoming net profits interests, however, these excess costs did not reduce net proceeds from the remaining conveyances.

XTO Energy advised the trustee that with the onset of winter demand and the completion of the first phase of a major pipeline expansion in January 2008, Rocky Mountain gas prices increased and the excess costs, plus accrued interest of $10,090 ($8,072 net to the trust), were fully recovered by February 2008.

Item 2. Trustee=s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee=s discussion and analysis contained in the trust=s 2007 annual report, as well as the condensed financial statements and notes thereto included in this quarterly report on Form 10-Q. The trust=s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the trust=s web site at www.hugotontrust.com.

Distributable Income

For the quarter ended March 31, 2008, net profits income was $22,035,854, as compared to $16,735,385 for first quarter 2007. Increased net profits income is primarily the result of higher oil and gas prices and increased oil and gas sales volumes. See ANet Profits Income@ below.

After adding interest income of $23,786 and deducting administration expense of $290,480, distributable income for the quarter ended March 31, 2008 was $21,769,160, or $0.544229 per unit of beneficial interest. Administration expense for the quarter decreased from the prior year quarter primarily because of lower costs related to unitholder tax reporting, as a result of a decrease in the number of unitholders and the timing of expenditures. For first quarter 2007, distributable income was $16,242,280, or $0.406057 per unit. Distributions to unitholders for the quarter ended March 31, 2008 were:

		Distribution
Record Date	Payment Date	per Unit
January 31, 2008	February 14, 2008	$0.152359
February 29, 2008	March 14, 2008	0.194834
March 31, 2008	April 14, 2008	0.197036
		$0.544229

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

B	oil and gas sales volumes,

B	oil and gas sales prices, and

B	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months
	Ended March 31 (a)		Increase
	2008	2007	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	7,167,588	7,086,751	1%
Average per day	77,909	77,030	1%
Net profits interests	3,077,479	2,649,964	16%

Oil (Bbls) (b)
Underlying properties	74,221	68,126	9%
Average per day	807	741	9%
Net profits interests	34,865	33,177	5%

Average Sales Prices
Gas (per Mcf)	$6.49	$5.94	9%
Oil (per Bbl)	$94.27	$57.17	65%

Revenues
Gas sales	$46,498,407	$42,065,337	11%
Oil sales	6,996,443	3,894,698	80%
Total Revenues	53,494,850	45,960,035	16%

Costs
Taxes, transportation and other	5,453,571	4,864,798	12%
Production expense	6,070,014	5,458,567	11%
Development costs (c)	11,250,000	12,500,000	(10%)
Overhead	2,312,889	2,217,439	4%
Excess costs (d)	863,558	-	-
Total Costs	25,950,032	25,040,804	4%

Net Proceeds	27,544,818	20,919,231	32%

Net Profits Percentage	80%	80%

Net Profits Income	$22,035,854	$16,735,385	32%

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

(c)	See Note 2 to Condensed Financial Statements.

(d)	See Note 4 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from first quarter 2007 to first quarter 2008:

Sales Volumes

Gas sales volumes increased 1% and oil sales volumes increased 9% from first quarter 2007 to first quarter 2008. Increased gas sales volumes are primarily because of increased production from new wells and workovers and weather-related production problems in Oklahoma in first quarter 2007, partially offset by natural production decline and the timing of cash receipts. Increased oil sales volumes are primarily because of increased production from new wells and workovers and prior period volume adjustments in 2007, partially offset by natural production decline.

Sales Prices

Gas

The first quarter 2008 average gas price was $6.49 per Mcf, a 9% increase from the first quarter 2007 average gas price of $5.94 per Mcf. Although the U.S. went into the winter with above average gas in storage, a normal winter and lower liquified natural gas imports have led to normal gas storage levels. As a result, recent gas prices have increased to almost $11.00 per MMBtu. Prices will continue to be affected by weather, the U.S. economy, the level of North American production and import levels of liquified natural gas. Natural gas prices are expected to remain volatile. The average NYMEX price for February and March 2008 was $8.46 per MMBtu. At April 18, 2008, the average NYMEX futures price for the following twelve months was $11.04 per MMBtu. Recent trust gas prices have averaged approximately 6% lower than the NYMEX price.

Oil

The first quarter 2008 average oil price was $94.27 per Bbl, a 65% increase from the first quarter 2007 average oil price of $57.17 per Bbl. Oil prices have risen primarily because of increasing global demand and supply shortage concerns, inadequate sour crude refining capacity and political instability. In the last few months of 2007 and early 2008, rising tension in the Middle East, weakness in the U.S. dollar and strong demand caused prices to reach record levels of almost $120.00 per Bbl. Oil prices are expected to remain volatile. The average NYMEX price for February and March 2008 was $100.03 per Bbl. At April 18, 2008, the average NYMEX futures price for the following twelve months was $113.29 per Bbl. Recent trust oil prices have averaged approximately 1% lower than the NYMEX price.

Costs

Taxes, Transportation and Other

Taxes, transportation and other increased 12% for the first quarter primarily because of increased production taxes related to higher oil and gas revenues.

Production

Production expense increased 11% for the first quarter primarily because of increased labor, water disposal, maintenance and fuel costs.

Development

Development costs deducted in the calculation of net profits income are based on the development budget. These development costs for first quarter 2008 decreased 10% from the prior year quarter primarily because of the timing of development activity. During the first three months of 2008, six wells were completed on the underlying properties and ten wells were pending completion at March 31.

As of December 31, 2007, actual costs exceeded cumulative budgeted costs deducted by approximately $0.7 million. In calculating net profits income for the quarter ended March 31, 2008, XTO Energy deducted budgeted development costs of $11.2 million. After considering actual development costs of $9.1 million for the quarter, cumulative budgeted costs deducted exceeded actual costs by $1.4 million. First quarter actual development costs primarily relate to disbursements for development activity in fourth quarter 2007.

XTO Energy has advised the trustee that total 2008 budgeted development costs for the underlying properties are approximately $46.0 million. The 2008 budget year generally coincides with the trust distribution months from April 2008 through March 2009. Based on the development budget for 2008, the development cost deduction is expected to be maintained at $3.75 million for the remainder of 2008. The monthly development cost deduction will be reevaluated by XTO Energy and revised as necessary, based on the 2008 budget and the timing and amount of actual expenditures. See Note 2 to Condensed Financial Statements.

Overhead

Overhead increased 4% primarily because of the annual rate adjustment based on an industry index.

Excess Costs

Costs exceeded revenues by $853,468 ($682,774 net to the trust) on properties underlying the Wyoming net profits interests in November and December 2007. Limited pipeline capacity for shipping from the Rocky Mountain region and excess regional supply led to significantly lower realized regional gas prices for production. These lower gas prices caused costs to exceed revenues on properties underlying the Wyoming net profits interests, however, these excess costs did not reduce net proceeds from the remaining conveyances.

XTO Energy advised the trustee that with the onset of winter demand and the completion of the first phase of a major pipeline expansion in January 2008, Rocky Mountain gas prices increased and the excess costs, plus accrued interest of $10,090 ($8,072 net to the trust), were fully recovered by February 2008.

Forward-Looking Statements

This Form 10-Q includes Aforward-looking statements@ within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding the net profits interests, underlying properties, development activities, annual and monthly development, production and other costs and expenses, oil and gas prices and differentials to NYMEX prices, supply shortages, future drilling, workover and restimulation plans, distributions to unitholders and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part I, Item 1A of the trust=s Annual Report on Form 10-K for the year ended December 31, 2007, which is incorporated by this reference as though fully set forth herein. Although XTO Energy and the trustee believe that the expectations reflected in such forward-looking statements are reasonable, neither XTO Energy nor the trustee can give any assurance that such expectations will prove to be correct.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the trust=s market risks, as disclosed in Part II, Item 7A of the trust=s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the trustee carried out an evaluation of the effectiveness of the trust=s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the trustee concluded that the trust=s disclosure controls and procedures are effective in timely alerting the trustee to material information relating to the trust required to be included in the trust=s periodic filings with the Securities and Exchange Commission. In its evaluation of disclosure controls and procedures, the trustee has relied, to the extent considered reasonable, on information provided by XTO Energy. There has not been any change in the trust=s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the trust=s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the trust=s Annual Report on Form 10-K for the year ended December 31, 2007.

Items 2 through 5.

Not applicable.

Item 6. Exhibits.

(a)	Exhibits.

Exhibit Number
and Description

(15)	Awareness letter of KPMG LLP

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Hugoton Royalty Trust filed with the Securities and Exchange Commission on February 26, 2008 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST By BANK OF AMERICA, N.A., TRUSTEE

By:	/S/ NANCY G. WILLIS
Nancy G. Willis Vice President

XTO ENERGY INC.

Date: April 25, 2008	By:	/S/ LOUIS G. BALDWIN
Louis G. Baldwin Executive Vice President and Chief Financial Officer