Form 10-Q
period 2008-06-30
HUGOTON ROYALTY TRUST
filed 2008-07-22
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Outstanding as of July 1, 2008
40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the trust’s financial statements and the notes thereto included in the trust’s Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at June 30, 2008 and the distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2008 and 2007 have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee
for the Hugoton Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of June 30, 2008 and the related condensed statements of distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2008 and 2007. These condensed financial statements are the responsibility of the trustee.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of December 31, 2007, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein), included in the trust’s 2007 Annual Report on Form 10-K, and in our report dated February 25, 2008, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2007 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus included in the trust’s 2007 Annual Report on Form 10-K from which it has been derived.

KPMG LLP

Fort Worth, Texas
July 21, 2008

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Cash and short-term investments	$12,301,280	$5,214,000

Net profits interests in oil and gas properties - net (Note 1)	151,013,766	155,820,033

	$163,315,046	$161,034,033

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$12,301,280	$5,214,000

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	151,013,766	155,820,033

	$163,315,046	$161,034,033

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Net profits income	$33,899,248	$21,251,246	$55,935,102	$37,986,631

Interest income	18,965	40,122	42,751	69,169

Total income	33,918,213	21,291,368	55,977,853	38,055,800

Administration expense	363,293	445,368	653,773	967,520

Distributable income	$33,554,920	$20,846,000	$55,324,080	$37,088,280

Distributable income per unit (40,000,000 units)	$0.838873	$0.521150	$1.383102	$0.927207

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Trust corpus,
beginning of period	$153,688,416	$161,914,911	$155,820,033	$163,796,772

Amortization of
net profits interests	(2,674,650)	(2,320,017)	(4,806,267)	(4,201,878)

Distributable income	33,554,920	20,846,000	55,324,080	37,088,280

Distributions declared	(33,554,920)	(20,846,000)	(55,324,080)	(37,088,280)

Trust corpus, end of period	$151,013,766	$159,594,894	$151,013,766	$159,594,894

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $96,053,185 as of June 30, 2008 and $91,246,918 as of December 31, 2007.

2.	Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Cumulative actual costs under (over) the amount deducted - beginning of period	$1,432,611	$5,311,688	$(675,754)	$(3,410,174)
Actual costs	(7,953,439)	(10,010,915)	(17,095,074)	(13,789,053)
Budgeted costs deducted	11,250,000	7,750,000	22,500,000	20,250,000
Cumulative actual costs under (over) the amount deducted - end of period	$4,729,172	$3,050,773	$4,729,172	$3,050,773

As a result of decreased development activity in first quarter 2007 and based on the development budget for 2007, the development cost deduction was lowered to $3.75 million per month beginning with the February 2007 distribution. Because of lower than anticipated actual costs as a result of the timing of expenditures, the development cost deduction was lowered to $2.0 million for the April and May 2007 distributions, but was increased to $3.75 million with the June 2007 distribution and was maintained at $3.75 million for the remainder of 2007 through second quarter 2008.

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

Item 2. Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the trust’s 2007 annual report, as well as the condensed financial statements and notes thereto included in this quarterly report on Form 10-Q. The trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the trust’s web site at www.hugotontrust.com.

Distributable Income

Quarter

For the quarter ended June 30, 2008, net profits income was $33,899,248, as compared to $21,251,246 for second quarter 2007. This 60% increase in net profits income is primarily the result of higher oil and gas prices and increased oil and gas sales volumes, partially offset by higher development costs and higher taxes, transportation and other costs. See “Net Profits Income” on the following page.

After adding interest income of $18,965 and deducting administration expense of $363,293, distributable income for the quarter ended June 30, 2008 was $33,554,920, or $0.838873 per unit of beneficial interest. Administration expense for the first six months of 2008 was lower than in the first six months of 2007 primarily because of the timing of expenditures. For second quarter 2007, distributable income was $20,846,000, or $0.521150 per unit. Distributions to unitholders for the quarter ended June 30, 2008 were:

		Distribution
Record Date	Payment Date	per Unit
April 30, 2008	May 14, 2008	$0.227840
May 30, 2008	June 13, 2008	0.303501
June 30, 2008	July 15, 2008	0.307532

		$0.838873

Six Months

For the six months ended June 30, 2008, net profits income was $55,935,102 compared with $37,986,631 for the same 2007 period. This 47% increase in net profits income is primarily the result of higher oil and gas prices and increased oil and gas sales volumes partially offset by higher development costs and higher taxes, transportation and other costs. See “Net Profits Income” on the following page.

After adding interest income of $42,751 and deducting administration expense of $653,773, distributable income for the six months ended June 30, 2008 was $55,324,080, or $1.383102 per unit of beneficial interest. Administration expense for the first six months of 2008 was lower than in the first six months of 2007 primarily because of lower costs related to unitholder tax reporting, as a result of a decrease in the number of unitholders and the timing of expenditures. For the six months ended June 30, 2007, distributable income was $37,088,280, or $0.927207 per unit.

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

-	oil and gas sales volumes,

-	oil and gas sales prices, and

-	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months			Six Months
	Ended June 30 (a)		Increase	Ended June 30 (a)		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	7,100,086	6,772,042	5%	14,267,674	13,858,793	3%
Average per day	78,890	76,090	4%	78,394	76,568	2%
Net profits interests	3,861,217	3,267,244	18%	6,938,696	5,917,208	17%

Oil (Bbls) (b)
Underlying properties	94,807	78,597	21%	169,028	146,723	15%
Average per day	1,053	883	19%	929	811	15%
Net profits interests	50,066	40,089	25%	84,931	73,266	16%

Average Sales Prices
Gas (per Mcf)	$8.26	$6.21	33%	$7.37	$6.07	21%
Oil (per Bbl)	$102.16	$58.60	74%	$98.69	$57.94	70%

Revenues
Gas sales	$58,622,294	$42,048,589	39%	$105,120,701	$84,113,926	25%
Oil sales	9,685,436	4,605,736	110%	16,681,879	8,500,434	96%

Total Revenues	68,307,730	46,654,325	46%	121,802,580	92,614,360	32%

Costs
Taxes, transportation and other	5,986,350	4,588,818	30%	11,439,921	9,453,616	21%
Production expense	6,324,110	5,556,962	14%	12,394,124	11,015,529	13%
Development costs (c)	11,250,000	7,750,000	45%	22,500,000	20,250,000	11%
Overhead	2,373,210	2,194,487	8%	4,686,099	4,411,926	6%
Excess Costs (d)	-	-	-	863,558	-	-

Total Costs	25,933,670	20,090,267	29%	51,883,702	45,131,071	15%

Net Proceeds	42,374,060	26,564,058	60%	69,918,878	47,483,289	47%

Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$33,899,248	$21,251,246	60%	$55,935,102	$37,986,631	47%

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

The following are explanations of significant variances on the underlying properties from second quarter 2007 to second quarter 2008 and from the first six months of 2007 to the comparable period in 2008:

Sales Volumes

Gas

Gas sales volumes increased 5% for the second quarter and 3% for the six-month period. Increased gas sales volumes are primarily because of increased production from new wells and workovers and the timing of cash receipts, partially offset by natural production decline.

Oil

Oil sales volumes increased 21% for the second quarter and 15% for the six-month period primarily because of increased production from new wells and workovers and the timing of cash receipts, partially offset by natural production decline. In addition, oil sales volumes increased for the six-month period because of prior period volume adjustments in 2007.

Sales Prices

Gas

The second quarter 2008 average gas price was $8.26 per Mcf, a 33% increase from the first quarter 2007 average gas price of $6.21 per Mcf. For the six-month period, the average gas price increased 21% to $7.37 per Mcf in 2008 from $6.07 per Mcf in 2007. Although the U.S. entered the winter with above average gas in storage, a normal winter and lower liquified natural gas imports led to normal gas storage levels. As a result of tighter storage levels and higher oil prices, recent gas prices have reached as high as $13.00 per MMBtu. Prices will continue to be affected by weather, oil prices, the U.S. economy, the level of North American production and import levels of liquified natural gas. Natural gas prices are expected to remain volatile. The second quarter 2008 gas price is primarily related to production from February through April 2008, when the average NYMEX price was $8.83 per MMBtu. The average NYMEX price for May and June 2008 was $11.60 per MMBtu. At July 15, 2008, the average NYMEX futures price for the following twelve months was $11.64 per MMBtu. Recent trust gas prices have averaged approximately 6% lower than the NYMEX price.

Oil

The second quarter 2008 average oil price was $102.16 per Bbl, a 74% increase from the second quarter 2007 average oil price of $58.60 per Bbl. The year-to-date average oil price increased 70% to $98.69 per Bbl in 2008 from $57.94 per Bbl in 2007. Oil prices have risen primarily because of increasing global demand and supply shortage concerns, inadequate sour crude refining capacity and political instability. In the last few months of 2007 and first half of 2008, continued tension in the Middle East, weakness in the U.S. dollar and strong demand caused prices to reach record levels of above $147.00 per Bbl. Oil prices are expected to remain volatile. The second quarter 2008 oil price is primarily related to production from February through April 2008, when the average NYMEX price was $104.21 per Bbl. The average NYMEX price for May and June 2008 was $130.14 per Bbl. At July 15, 2008, the average NYMEX futures price for the following twelve months was $140.40 per Bbl. Recent trust oil prices have averaged approximately 1% lower than the NYMEX price.

Costs

Taxes, Transportation and Other

Taxes, transportation and other increased 30% for the quarter and 21% for the six-month period primarily because of increased production taxes related to higher oil and gas revenues.

Production

Production expense increased 14% for the quarter and 13% for the six-month period primarily because of increased repair and maintenance, labor and fuel costs, partially offset by mechanical and marketing rebates.

Development

Development costs deducted in the calculation of net profits income are based on the development budget. These development costs increased 45% for the second quarter and 11% for the six-month period primarily because of the timing of development activity. During the first half of 2008, 12 wells were completed on the underlying properties and 17 wells were pending completion at June 30.

As of December 31, 2007, cumulative actual costs exceeded cumulative budgeted costs deducted by approximately $0.7 million. In calculating net profits income, XTO Energy deducted budgeted development costs of $11.3 million for the quarter and $22.5 million for the six-month period. After considering actual development costs of $8.0 million for the quarter and $17.1 million for the six-month period, cumulative budgeted costs deducted exceeded actual costs by approximately $4.7 million at June 30, 2008.

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

Overhead

Overhead increased 8% for the quarter and 6% for the six-month period primarily because of the annual rate adjustment based on an industry index.

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

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding the net profits interests, underlying properties, development activities, annual and monthly development, production and other costs and expenses, oil and gas prices and differentials to NYMEX prices, supply shortages, future drilling, workover and restimulation plans, distributions to unitholders and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2007, which is incorporated by this reference as though fully set forth herein. Although XTO Energy and the trustee believe that the expectations reflected in such forward-looking statements are reasonable, neither XTO Energy nor the trustee can give any assurance that such expectations will prove to be correct.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the trust’s market risks, as disclosed in Part II, Item 7A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the trustee carried out an evaluation of the effectiveness of the trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the trustee concluded that the trust’s disclosure controls and procedures are effective in timely alerting the trustee to material information relating to the trust required to be included in the trust’s periodic filings with the Securities and Exchange Commission. In its evaluation of disclosure controls and procedures, the trustee has relied, to the extent considered reasonable, on information provided by XTO Energy. There has not been any change in the trust’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the trust’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

HUGOTON ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

By	/s/ Nancy G. Willis
Nancy G. Willis
Vice President

XTO ENERGY INC.

Date: July 22, 2008	By	/s/ Louis G. Baldwin
Louis G. Baldwin
Executive Vice President
and Chief Financial Officer