Form 10-Q
period 2008-09-30
HUGOTON ROYALTY TRUST
filed 2008-10-29
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Outstanding as of October 1, 2008
40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the trust’s financial statements and the notes thereto included in the trust’s Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at September 30, 2008 and the distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2008 and 2007 have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee
for the Hugoton Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of September 30, 2008 and the related condensed statements of distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2008 and 2007. These condensed financial statements are the responsibility of the trustee.

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

KPMG LLP

Fort Worth, Texas
October 29, 2008

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Cash and short-term investments	$16,177,840	$5,214,000

Net profits interests in oil and gas properties - net (Note 1)	148,258,868	155,820,033

	$164,436,708	$161,034,033

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$16,177,840	$5,214,000

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	148,258,868	155,820,033

	$164,436,708	$161,034,033

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007

Net profits income	$43,741,409	$17,870,756	$99,676,511	$55,857,387

Interest income	31,050	38,226	73,801	107,395

Total income	43,772,459	17,908,982	99,750,312	55,964,782

Administration expense	83,819	174,302	737,592	1,141,822

Distributable income	$43,688,640	$17,734,680	$99,012,720	$54,822,960

Distributable income per unit (40,000,000 units)	$1.092216	$0.443367	$2.475318	$1.370574

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007

Trust corpus, beginning of period	$151,013,766	$159,594,894	$155,820,033	$163,796,772

Amortization of net profits interests	(2,754,898)	(2,061,219)	(7,561,165)	(6,263,097)

Distributable income	43,688,640	17,734,680	99,012,720	54,822,960

Distributions declared	(43,688,640)	(17,734,680)	(99,012,720)	(54,822,960)

Trust corpus, end of period	$148,258,868	$157,533,675	$148,258,868	$157,533,675

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $98,808,083 as of September 30, 2008 and $91,246,918 as of December 31, 2007.

2.	Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Cumulative actual costs under (over) the amount deducted - beginning of period	$4,729,172	$3,050,773	$(675,754)	$(3,410,174)
Actual costs	(19,937,960)	(11,843,853)	(37,033,034)	(25,632,906)
Budgeted costs deducted	11,500,000	11,250,000	34,000,000	31,500,000
Cumulative actual costs (over) under the amount deducted - end of period	$(3,708,788)	$2,456,920	$(3,708,788)	$2,456,920

Based on the development budget for 2007, the development cost deduction was lowered to $3.75 million per month beginning with the February 2007 distribution. Due to lower than anticipated actual costs as a result of the timing of expenditures, the development cost deduction was lowered to $2.0 million for the April and May 2007 distributions, but was increased to $3.75 million with the June 2007 distribution and was maintained at $3.75 million for the remainder of 2007 through the August 2008 distribution. Due to higher than anticipated costs as a result of the timing of expenditures, the monthly development cost deduction was increased to $4.0 million beginning with the September 2008 distribution and is expected to be maintained at that level for the remainder of 2008.

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

An amended petition for a class action lawsuit, Beer, et al. v. XTO Energy Inc., was filed in January 2006, in the District Court of Texas County, Oklahoma by royalty owners of natural gas wells in Oklahoma. The plaintiffs allege that XTO Energy has not properly accounted to the plaintiffs for the royalties to which they are entitled and seek an accounting regarding the natural gas and other products produced from their wells and the prices paid for the natural gas and other products produced, and for payment of the monies allegedly owed since June 2002, with a certain limited number of plaintiffs claiming monies owed for additional time. XTO Energy removed the case to federal district court in Oklahoma City. A hearing on the class certification was held in October 2008. XTO Energy is waiting for the court’s ruling. The plaintiffs have not alleged in their petition an amount that they are seeking. XTO Energy has informed the trustee that it believes that it has strong defenses to this lawsuit and intends to vigorously defend its position. However, if XTO Energy ultimately makes any settlement payments or receives a judgment against it, the trust will bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if a judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.

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

Distributable Income

Quarter

For the quarter ended September 30, 2008, net profits income was $43,741,409, as compared to $17,870,756 for third quarter 2007. This 145% increase in net profits income is primarily the result of higher oil and gas prices and higher oil and gas production, partially offset by higher taxes, transportation and other costs and increased production expense. See “Net Profits Income” on the following page.

After adding interest income of $31,050 and deducting administration expense of $83,819, distributable income for the quarter ended September 30, 2008 was $43,688,640, or $1.092216 per unit of beneficial interest. Administration expense for the quarter was lower than the prior year quarter primarily because of the timing of expenditures. For third quarter 2007, distributable income was $17,734,680, or $0.443367 per unit. Distributions to unitholders for the quarter ended September 30, 2008 were:

Record Date	Payment Date	Distribution per Unit
July 31, 2008	August 14, 2008	$0.359084
August 29, 2008	September 15, 2008	0.328686
September 30, 2008	October 15, 2008	0.404446

		$1.092216

Nine Months

For the nine months ended September 30, 2008, net profits income was $99,676,511 compared with $55,857,387 for the same 2007 period. This 78% increase in net profits income is primarily the result of higher oil and gas prices and higher oil and gas production, partially offset by higher taxes, transportation and other costs, increased production expense and higher development costs. See “Net Profits Income” on the following page.

After adding interest income of $73,801 and deducting administration expense of $737,592, distributable income for the nine months ended September 30, 2008 was $99,012,720, or $2.475318 per unit of beneficial interest. Administration expense for the first nine months of 2008 was lower than in the first nine months of 2007 primarily because of lower costs related to unitholder tax reporting, as a result of a decrease in the number of unitholders, and the timing of expenditures. For the nine months ended September 30, 2007, distributable income was $54,822,960, or $1.370574 per unit.

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

-	oil and gas sales volumes,

-	oil and gas sales prices, and

-	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months			Nine Months
	Ended September 30 (a)		Increase	Ended September 30 (a)		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	7,100,403	6,980,106	2%	21,368,077	20,838,899	3%
Average per day	77,178	75,871	2%	77,986	76,333	2%
Net profits interests	3,977,121	2,903,001	37%	10,915,817	8,820,209	24%

Oil (Bbls) (b)
Underlying properties	94,751	76,832	23%	263,779	223,555	18%
Average per day	1,030	835	23%	963	819	18%
Net profits interests	55,308	33,044	67%	140,239	106,310	32%

Average Sales Prices
Gas (per Mcf)	$10.15	$5.93	71%	$8.29	$6.02	38%
Oil (per Bbl)	$125.74	$65.14	93%	$108.41	$60.41	79%

Revenues
Gas sales	$72,074,994	$41,401,782	74%	$177,195,695	$125,515,708	41%
Oil sales	11,913,831	5,005,105	138%	28,595,710	13,505,539	112%

Total Revenues	83,988,825	46,406,887	81%	205,791,405	139,021,247	48%

Costs
Taxes, transportation and other	7,187,902	4,642,514	55%	18,627,823	14,096,130	32%
Production expense	8,031,499	5,860,762	37%	20,425,623	16,876,291	21%
Development costs (c)	11,500,000	11,250,000	2%	34,000,000	31,500,000	8%
Overhead	2,592,663	2,315,166	12%	7,278,762	6,727,092	8%
Excess costs (d)	-	-	-	863,558	-	-

Total Costs	29,312,064	24,068,442	22%	81,195,766	69,199,513	17%

Net Proceeds	54,676,761	22,338,445	145%	124,595,639	69,821,734	78%

Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$43,741,409	$17,870,756	145%	$99,676,511	$55,857,387	78%

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

The following are explanations of significant variances on the underlying properties from third quarter 2007 to third quarter 2008 and from the first nine months of 2007 to the comparable period in 2008:

Sales Volumes

Gas

Gas sales volumes increased 2% for the third quarter and 3% for the nine-month period. Increased gas sales volumes are primarily because of increased production from new wells and workovers, partially offset by natural production decline.

Oil

Oil sales volumes increased 23% for the third quarter and 18% for the nine-month period primarily because of increased production from new wells and workovers, partially offset by natural production decline. In addition, oil sales volumes increased in the third quarter because of the timing of cash receipts, and increased for the nine-month period because of prior period volume adjustments in 2007.

Sales Prices

Gas

The third quarter 2008 average gas price was $10.15 per Mcf, a 71% increase from the third quarter 2007 average gas price of $5.93 per Mcf. For the nine-month period, the average gas price increased 38% to $8.29 per Mcf in 2008 from $6.02 per Mcf in 2007. Although the U.S. entered the winter with above average gas storage, a normal winter and lower liquefied natural gas imports led to normal storage levels. As a result of tighter storage levels and higher oil prices, gas prices reached as high as $13.00 per MMBtu. Due to concerns of oversupply from shale gas development, falling oil prices and a mild summer which led to increased gas in storage, recent gas prices have declined. Prices will continue to be affected by weather, oil prices, the U.S. economy, the level of North American production and import levels of liquified natural gas. Natural gas prices are expected to remain volatile. The third quarter 2008 gas price is primarily related to production from May through July 2008, when the average NYMEX price was $12.10 per MMBtu. The average NYMEX price for August and September 2008 was $8.81 per MMBtu. At October 15, 2008, the average NYMEX futures price for the following twelve months was $7.09 per MMBtu. Recent trust gas prices have averaged approximately 16% lower than the NYMEX price.

Scheduled pipeline maintenance on a major pipeline transporting gas from the Rocky Mountain region has led to lower realized gas prices in September 2008 for the trust’s Wyoming gas production. Realized gas prices for September 2008 Wyoming gas production are expected to be approximately 78% lower than the NYMEX price compared to recent prices which have averaged approximately 18% lower than the NYMEX price. The downward pressure on realized prices is expected to result in lower monthly trust distributions over the near term. At October 15, 2008, the average futures price for the following three months is expected to be approximately 33% lower than the NYMEX price. Wyoming gas production was approximately 27% of total trust gas production for the nine-month period ended September 30, 2008.

Oil

The third quarter 2008 average oil price was $125.74 per Bbl, a 93% increase from the third quarter 2007 average oil price of $65.14 per Bbl. The year-to-date average oil price increased 79% to $108.41 per Bbl in 2008 from $60.41 per Bbl in 2007. In the last few months of 2007 and the first half of 2008, continued tension in the Middle East, weakness in the U.S. dollar and strong demand caused prices to reach record levels of above $147.00 per Bbl. However, rising crude oil supplies, the tightened credit markets and the potential for lower demand in slowing U.S. and global economies have caused recent oil prices to decline. Oil prices are expected to remain volatile. The third quarter 2008 oil price is primarily related to production from May through July 2008, when the average NYMEX price was $131.56 per Bbl. The average NYMEX price for August and September 2008 was $110.57 per Bbl. At October 15, 2008, the average NYMEX futures price for the following twelve months was $76.66 per Bbl. Recent trust oil prices have averaged approximately 1% lower than the NYMEX price.

Costs

Taxes, Transportation and Other

Taxes, transportation and other increased 55% for the quarter and 32% for the nine-month period primarily because of increased production taxes related to higher oil and gas revenues.

Production

Production expense increased 37% for the quarter and 21% for the nine-month period primarily because of increased maintenance, compressor rental, plugging and abandonment, fuel and labor costs. In addition, increased production expense for the nine-month period was partially offset by mechanical and marketing rebates.

Development

Development costs deducted in the calculation of net profits income are based on the development budget. These development costs increased 2% for the third quarter and 8% for the nine-month period primarily because of the timing of expenditures. During the first nine months of 2008, 28 wells were completed on the underlying properties and 10 wells were pending completion at September 30.

As of December 31, 2007, cumulative actual costs exceeded cumulative budgeted costs deducted by approximately $0.7 million. In calculating net profits income, XTO Energy deducted budgeted development costs of $11.5 million for the quarter and $34.0 million for the nine-month period. After considering actual development costs of $19.9 million for the quarter and $37.0 million for the nine-month period, actual costs exceeded cumulative budgeted costs by approximately $3.7 million at September 30, 2008.

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

Overhead

Overhead increased 12% for the quarter and 8% for the nine-month period primarily because of the annual rate adjustment based on an industry index.

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

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding the net profits interests, underlying properties, development activities, annual and monthly development, production and other costs and expenses, monthly development cost deductions, oil and gas prices and differentials to NYMEX prices, supply shortages, future drilling, workover and restimulation plans, future distributions to unitholders and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2007, which is incorporated by this reference as though fully set forth herein. Although XTO Energy and the trustee believe that the expectations reflected in such forward-looking statements are reasonable, neither XTO Energy nor the trustee can give any assurance that such expectations will prove to be correct.

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

HUGOTON ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/s/ Nancy G. Willis
Nancy G. Willis
Vice President

XTO ENERGY INC.

Date: October 29, 2008	By	/s/ Louis G. Baldwin
Louis G. Baldwin
Executive Vice President
and Chief Financial Officer