Form 10-K
period 2008-12-31
HUGOTON ROYALTY TRUST
filed 2009-02-25
CIK 862022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the units of beneficial interest of the trust, based on the closing price on the New York Stock Exchange as of June 30, 2008 (the last business day of its most recently completed second fiscal quarter), held by non-affiliates of the registrant on that date was approximately $1.4 billion.

At February 25, 2009, there were 40,000,000 units of beneficial interest of the trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below is the only document parts of which are incorporated herein by reference and the parts of this report into which the document is incorporated:

2008 Annual Report to Unitholders – Part II

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

In November 2008 and November and December of 2007, costs exceeded revenues on properties underlying the Wyoming net profits interests. For further information on excess costs, see “Trustee’s Discussion and Analysis” of financial condition and results of operations for the three-year period ended December 31, 2008 in the trust’s annual report to unitholders for the year ended December 31, 2008.

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

Adding –

(1) net profits income received,
(2) interest income and any other cash receipts and
(3) cash available as a result of reduction of cash reserves, then

Subtracting –

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

Approximately 85% of the net profits income received by the trust during 2008, as well as 92% of the estimated proved reserves of the net profits interests at December 31, 2008 (based on estimated future net cash flows using year-end oil and gas prices), is attributable to natural gas. There has historically been a greater demand for gas during the winter months than the rest of the year. Otherwise, trust income generally is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The trust conducts no research activities.

Item 1A. Risk Factors

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by the trustee from time to time. Such factors, among others, may have a material adverse effect upon the trust’s financial condition, distributable income and changes in trust corpus.

The following discussion of risk factors should be read in conjunction with the financial statements and related notes included in the trust’s annual report to unitholders for the year ended December 31, 2008. Because of these and other factors, past financial performance should not be considered an indication of future performance.

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

Production expense and development costs are deducted in the calculation of the trust’s share of net proceeds. Accordingly, higher or lower production expense and development costs, without concurrent changes in revenue, will directly decrease or increase the amount received by the trust. If development costs and production expense for underlying properties in a particular state exceed the production proceeds from the properties (as was the case with respect to the properties underlying the Wyoming net profits interests in November and December 2007 and November 2008), the trust will not receive net proceeds for those properties until future proceeds from production in that state exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs.

Proved reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in reserve estimates or underlying assumptions could cause the quantities and net present value of the reserves to be overstated.

Estimating proved oil and gas reserves is inherently uncertain. Petroleum engineers consider many factors and make assumptions in estimating reserves and future net cash flows. Those factors and assumptions include historical production from the area compared with production rates from similar producing areas, the effects of governmental regulation, assumptions about future commodity prices, production expense and development costs, taxes and capital expenditures, the availability of enhanced recovery techniques and relationships with landowners, working interest partners, pipeline companies and others. Lower oil and gas prices generally cause lower estimates of proved reserves. Ultimately, actual production, revenues and expenditures for the underlying properties will vary from estimates and those variances could be material. Because the trust owns net profits interests, it does not own a specific percentage of the oil and gas reserves. Estimated proved reserves for the net profits interests are based on estimates of reserves for the underlying properties and an allocation method that considers estimated future net proceeds and oil and gas prices. Increases or decreases in oil and gas prices can significantly affect estimated reserves of the net profits interests.

Operational risks and hazards associated with the development of the underlying properties may decrease trust distributions.

There are operational risks and hazards associated with the production and transportation of oil and natural gas, including without limitation natural disasters, blowouts, explosions, fires, leakage of oil or natural gas, releases of other hazardous materials, mechanical failures, cratering, and pollution. Any of these or similar occurrences could result in the interruption or cessation of operations, personal injury or loss of life, property damage, damage to productive formations or equipment, damage to the environment or natural resources, or cleanup obligations. The operation of oil and gas properties is also subject to various laws and regulations. Non-compliance with such laws and regulations could subject the operator to additional costs, sanctions or liabilities. The uninsured costs resulting from any of the above or similar occurrences could be deducted as a production expense or development cost in calculating the net proceeds payable to the trust, and would therefore reduce trust distributions by the amount of such uninsured costs.

Cash held by the trustee is not fully insured by the Federal Deposit Insurance Corporation, and future royalty income may be subject to risks relating to the creditworthiness of third parties.

Currently, cash held by the trustee as a reserve for liabilities and for the payment of expenses and distributions to unitholders is invested in Bank of America certificates of deposit which are backed by the good faith of Bank of America, N.A., but are only insured by the Federal Deposit Insurance Corporation up to $250,000. The trust does not lend money and has limited ability to borrow money, which the trustee believes limits the trust’s risk from the current tightening of credit markets. The trust’s future royalty income, however, may be subject to risks relating to the creditworthiness of the operators of the underlying properties and other purchasers of the crude oil and natural gas produced from the underlying properties, as well as risks associated with fluctuations in the price of crude oil and natural gas.

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

Item 1B. Unresolved Staff Comments

As of December 31, 2008, the trust did not have any unresolved Securities and Exchange Commission staff comments.

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

Hugoton Area

Natural gas was discovered in the Hugoton area in 1922. With an estimated five million productive acres covering parts of Texas, Oklahoma and Kansas, the Hugoton area is one of the largest domestic natural gas producing areas. During 2008, daily sales volumes from the underlying properties in the Hugoton area averaged approximately 20,900 Mcf of gas and 69 Bbls of oil.

Most of the production from the underlying properties in the Hugoton area is from the Chase formation. XTO Energy has informed the trustee that it plans to develop other formations that underlie the 79,500 net acres held by production by the Chase formation wells, which include the Council Grove, Morrow, Chester and St. Louis formations. These formations are characterized by both oil and gas production from a variety of structural and stratigraphic traps. Since 2003, XTO Energy has drilled wells to these formations and plans to continue this development program in 2009.

Within this area, XTO Energy performed 13 workovers in 2008, of which 2 were Chase restimulations. XTO Energy has informed the trustee that it does not plan to drill any new wells and will perform up to 16 workovers during 2009.

XTO Energy’s future development plans for the underlying properties in the Hugoton area include:

•	additional compression to lower line pressures,
•	installing artificial lift,
•	opening new producing zones in existing wells,
•	restimulating producing intervals in existing wells utilizing new technology,
•	deepening existing wells to new producing zones, and
•	drilling additional wells.

XTO Energy delivers most of its Hugoton gas production to a gathering and processing system operated by a subsidiary. This system collects approximately 72% of its throughput from underlying properties, which, in recent months, has been approximately 15,200 Mcf per day from 252 wells. The gathering subsidiary purchases the gas from XTO Energy at the wellhead, gathers and transports the gas to its plant, and treats and processes the gas at the plant. The gathering subsidiary pays XTO Energy for wellhead volumes at a price of 80% to 85% of the net residue price received by XTO Energy’s marketing affiliate. This affiliate currently sells the residue to a pipeline at a price based on a monthly pipeline index less actual fees.

Other Hugoton gas production is sold under a third party contract. Under the contract, XTO Energy receives 74.5% of the net proceeds received from the sale of the residue gas and liquids.

Anadarko Basin

Oil and gas accumulations were discovered in the Anadarko Basin of western Oklahoma in 1945. XTO Energy is one of the largest producers in the Ringwood, Northwest Okeene and Cheyenne Valley fields of Major County, the Northeast Cedardale field of Woodward County and the Elk City field of Beckham County, the principal producing regions of the underlying properties in the Anadarko Basin. Daily sales volumes from the underlying properties in the Anadarko Basin averaged 35,500 Mcf of gas and 822 Bbls of oil in 2008.

The fields in the Major County area are characterized by oil and gas production from a variety of structural and stratigraphic traps. Productive zones include the Oswego, Red Fork, Inola, Chester, Manning, Mississippian, Hunton and Arbuckle formations. Within this area, XTO Energy drilled 16 gross (10.6 net) wells and performed 28 workovers in 2008. XTO Energy has informed the trustee that it plans to drill up to 8 wells and perform up to 10 workovers in Major County during 2009.

The fields within Woodward County are characterized primarily by gas production from a variety of structural and stratigraphic traps. Productive zones and include the Cottage Grove, Oswego, Chester and Mississippian formations. Within this area, XTO Energy drilled 11 gross (8.7 net) wells and performed 5 workovers in 2008. XTO Energy has informed the trustee that it plans to drill up to 8 wells and perform up to 4 workovers in Woodward County during 2009.

The Elk City field on the eastern edge of Beckham County produces oil and gas from a structural anticline with stratigraphic trapping features. Production zones include the Hoxbar, Atoka and Morrow formations. Within this area, XTO Energy drilled 1 gross (0.9 net) wells and performed 7 workovers in 2008. XTO Energy has informed the trustee that it does not plan to drill any new wells and will perform 3 workovers within the Elk City field during 2009.

XTO Energy plans to further develop the underlying properties in the Anadarko Basin primarily through:

•	mechanical stimulation of existing wells,
•	installing artificial lift,
•	opening new producing zones in existing wells,
•	deepening existing wells to new producing zones, and
•	drilling additional wells.

A gathering subsidiary of XTO Energy operates a 300-mile gathering system and pipeline in the Major County area. The gathering subsidiary and a third-party processor purchase natural gas produced at the wellhead from XTO Energy and other producers in the area under various agreements including life-of-production contracts. The gathering subsidiary gathers and transports the gas to a third-party processor, which processes the gas and pays XTO Energy and other producers for at least 50% of the liquids processed. After the gas is processed, the gathering subsidiary transports the gas via a residue pipeline to a connection with an interstate pipeline. The gathering subsidiary sells the residue gas to the marketing subsidiary of XTO Energy based upon a published index price. The gathering subsidiary pays this price to XTO Energy less a compression and gathering fee of approximately $0.31 per Mcf of residue gas. This gathering fee was previously approved by the Federal Energy Regulatory Commission when the gathering subsidiary was regulated. During 2008, the gathering system collected approximately 12,500 Mcf per day from 320 wells, approximately 50% of which XTO Energy operates. Estimated capacity of the gathering system is 28,000 Mcf per day. The gathering subsidiary also provides contract operating services to properties in Woodward County, collecting approximately 11,300 Mcf per day from 127 wells, for an average fee of approximately $0.05 per Mcf.

XTO Energy also sells gas directly to its marketing subsidiary, which then sells the gas to third parties. The price paid to XTO Energy is based upon the weighted average price of several published indices, but does not include a deduction for any marketing fees. The price paid by the marketing affiliate includes a deduction for any transportation fees charged by the third party.

Green River Basin

The Green River Basin is located in southwestern Wyoming. Natural gas was discovered in the Fontenelle Field of the Green River Basin in the early 1970s. The producing reservoirs are the Frontier, Baxter and Dakota sandstones.

Daily 2008 sales volumes from the underlying properties in the Fontenelle Field averaged 20,600 Mcf of natural gas and 43 Bbls of oil. In 2008, XTO Energy completed 7 gross (7.0 net) wells and performed 9 workovers. XTO Energy has advised the trustee that it does not plan to drill any new wells and will perform up to 6 workovers in the Green River Basin during 2009. XTO Energy has advised the trustee that it is continuing its efforts to reduce pipeline pressure which has shown potential for increasing production and extending field life in the Fontenelle Field.

Potential development activities for the underlying properties in this area include:

•	installing artificial lift,
•	restimulating producing intervals utilizing new technology,
•	additional compression to lower line pressures, and
•	opening new producing zones in existing wells.

XTO Energy markets the gas produced from the Fontenelle Unit and nearby properties under three different marketing arrangements. Under the agreement covering approximately 70% of the gas sold, XTO Energy compresses the gas on the lease, transports it off the lease and compresses the gas again prior to entry into the gas plant pipeline. The pipeline transports the gas to the gas plant, where the gas is processed, then redelivered to XTO Energy. The owner of the gas plant and related pipeline charges XTO Energy for operational fuel and processing. In 2008, the fuel charge was 1.86% of the volumes produced and the processing fee was approximately $0.11 per MMBtu. XTO Energy transports and sells this gas directly to the markets based on a spot sales price. The gas not sold under the above arrangement is sold either under a similar arrangement where the fee is $0.17 per MMBtu, or under a contract where XTO Energy directly sells the gas to a third party on the lease at an adjusted index price. Condensate is sold at the lease to an independent third party at market rates.

Producing Acreage and Well Counts

For the following data, “gross” refers to the total wells or acres on the underlying properties in which XTO Energy owns a working interest and “net” refers to gross wells or acres multiplied by the percentage working interest owned by XTO Energy. Although many of XTO Energy’s wells produce both oil and gas, a well is categorized as an oil well or a gas well based upon the ratio of oil to natural gas production. Operated wells are managed by XTO Energy, while nonoperated wells are managed by others.

The underlying properties are interests in developed properties located primarily in gas producing regions of Kansas, Oklahoma and Wyoming. The following is a summary of the approximate producing acreage of the underlying properties at December 31, 2008. Undeveloped acreage is not significant.

	Gross	Net
Hugoton Area	217,590	200,390
Anadarko Basin	151,402	113,436
Green River Basin	39,644	27,333
Total	408,636	341,159

The following is a summary of the producing wells on the underlying properties as of December 31, 2008:

	Operated Wells		Nonoperated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Gas	1,274	1,130.7	304	70.0	1,578	1,200.7
Oil	48	42.1	8	1.4	56	43.5
Total	1,322	1,172.8	312	71.4	1,634	1,244.2

The following is a summary of the number of wells drilled on the underlying properties during the years indicated. Unless otherwise indicated, all wells drilled are developmental. There were 7 gross (4.3 net) wells in process of drilling at December 31, 2008.

	2008		2007		2006
	Gross	Net	Gross	Net	Gross	Net
Completed gas wells	54	35.0	51	30.4	44	28.8
Completed oil wells	1	0.1	—	—	3	0.6
Non-productive wells	—	—	—	—	1	0.1
Total(a)	55	35.1	51	30.4	48	29.5

(a)	Included in totals are 14 gross (2.6 net) wells in 2008, 17 gross (4.3 net) wells in 2007 and 17 gross (4.3 net) wells in 2006, drilled on nonoperated interests.

Oil and Natural Gas Production

Trust production is recognized in the period net profits income is received, which is the month following receipt by XTO Energy, and generally two months after the time of production. Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for the three years ended December 31, 2008 were as follows:

	2008	2007	2006
Production
Underlying Properties
Gas – Sales (Mcf)	28,176,094	28,092,224	29,628,079
Average per day (Mcf)	76,984	76,965	81,173
Oil – Sales (Bbls)	341,754	305,594	332,525
Average per day (Bbls)	934	837	911
Net Profits Interests
Gas – Sales (Mcf)	13,134,564	11,233,503	12,871,453
Average per day (Mcf)	35,887	30,777	35,264
Oil – Sales (Bbls)	169,915	140,805	145,230
Average per day (Bbls)	464	386	398
Average Sales Price
Gas (per Mcf)	$7.75	$5.70	$6.59
Oil (per Bbl)	$104.62	$64.35	$63.73

Oil and Natural Gas Reserves

General

Miller and Lents, Ltd., independent petroleum engineers, has estimated oil and gas reserves attributable to the underlying properties as of December 31, 2008, 2007, 2006 and 2005. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

Year-end weighted average realized gas prices used to determine the standardized measure were $4.47 per Mcf in 2008, $6.72 per Mcf in 2007, $5.60 per Mcf in 2006 and $8.72 per Mcf in 2005. Year-end oil prices used to determine the standardized measure were based on a West Texas Intermediate crude oil posted price of $41.22 per Bbl in 2008, $92.70 per Bbl in 2007, $57.75 per Bbl in 2006 and $57.75 per Bbl in 2005.

Proved Reserves

	Underlying Properties		Net Profits Interests
	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
(in Thousands)
Balance, December 31, 2005	443,044	3,781	271,931	2,433
Extensions, additions and discoveries	17,853	203	8,938	102
Revisions of prior estimates	(10,817)	187	(37,322)	(195)
Production – sales volumes	(29,628)	(333)	(12,871)	(145)
Balance, December 31, 2006	420,452	3,838	230,676	2,195
Extensions, additions and discoveries	13,647	167	7,270	89
Revisions of prior estimates	(534)	(54)	(1,764)	(33)
Production – sales volumes	(28,092)	(306)	(11,234)	(141)
Balance, December 31, 2007	405,473	3,645	224,948	2,110
Extensions, additions and discoveries	10,493	120	3,432	39
Revisions of prior estimates	(21,485)	(114)	(36,762)	(297)
Production – sales volumes	(28,176)	(342)	(13,135)	(170)
Balance, December 31, 2008	366,305	3,309	178,483	1,682

Extensions, additions and discoveries in 2006, 2007 and 2008 are primarily related to delineation of additional proved undeveloped reserves in the Anadarko and Green River Basins. Revisions of prior estimates of the proved gas reserves for the underlying properties in each year are primarily because of changes in the year-end gas and oil prices. Higher upward and downward revisions for the net profits interests as compared with the underlying properties in each year were caused by changes in year-end oil and gas prices and estimated future production and development costs which resulted in an increase or decrease in gas reserves allocated to the trust.

Proved Developed Reserves

	Underlying Properties		Net Profits Interests
	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
(in Thousands)
December 31, 2005	379,527	3,361	235,470	2,180
December 31, 2006	361,915	3,369	202,794	1,964
December 31, 2007	352,732	3,234	198,187	1,896
December 31, 2008	325,891	2,960	164,080	1,554

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	December 31
	2008	2007	2006
(in Thousands)
Underlying Properties
Future cash inflows	$1,786,971	$3,061,372	$2,574,507
Future costs:
Production	711,349	1,014,076	858,794
Development	66,456	78,494	86,744
Future net cash flows	1,009,166	1,968,802	1,628,969
10% discount factor	494,416	992,874	830,281
Standardized measure	$514,750	$975,928	$798,688
Net Profits Interests
Future cash inflows	$875,222	$1,714,576	$1,420,936
Future production taxes	67,889	139,535	117,760
Future net cash flows	807,333	1,575,041	1,303,176
10% discount factor	395,533	794,299	664,225
Standardized measure	$411,800	$780,742	$638,951

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	2008	2007	2006
(in Thousands)
Underlying Properties
Standardized measure, January 1	$975,928	$798,688	$1,390,431
Revisions:
Prices and costs	(365,784)	208,352	(578,041)
Quantity estimates	(9,546)	(18,232)	5,912
Accretion of discount	84,305	69,710	119,526
Future development costs	(28,435)	(28,733)	(53,060)
Production rates and other	(542)	(1,708)	(944)
Net revisions	(320,002)	229,389	(506,607)
Extensions, additions and discoveries	5,409	35,122	28,915
Production	(192,585)	(130,021)	(165,751)
Development costs	46,000	42,750	51,700
Net change	(461,178)	177,240	(591,743)
Standardized measure, December 31	$514,750	$975,928	$798,688
Net Profits Interests
Standardized measure, January 1	$780,742	$638,951	$1,112,345
Extensions, additions and discoveries	4,327	28,097	23,132
Accretion of discount	67,444	55,768	95,621
Revisions of prior estimates, changes in price and other	(323,445)	128,426	(500,906)
Net profits income	(117,268)	(70,500)	(91,241)
Standardized measure, December 31	$411,800	$780,742	$638,951

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

Pricing and Sales Information

A subsidiary of XTO Energy purchases most of XTO Energy’s natural gas production based on a monthly published index price or at a weighted average of several monthly published index prices, then sells the gas to third parties for the best available price. The monthly published index price is the price established during the last five business days of the month preceding the month of delivery for the specific delivery location, which is based on the average of all fixed price transactions that occur at a specific delivery location. The fixed price is determined by the NYMEX price less the location differential during this period. Any marketing gains or losses are not included in trust net proceeds. Oil production is generally marketed at the wellhead to third parties at the best available price. XTO Energy arranges for some of its natural gas to be processed by unaffiliated third parties and markets the natural gas liquids. The natural gas attributable to the underlying properties is marketed under contracts existing at trust inception. Contracts covering production from the Ringwood area of the Major County area are generally for the life of the lease, and the contract for the majority of production from the Hugoton area was extended through 2009. If new contracts are entered with unaffiliated third parties, the proceeds from sales under those new contracts will be included in gross proceeds from the underlying properties. If new contracts are entered with XTO Energy’s marketing subsidiary, it may charge XTO Energy a fee that may not exceed 2% of the sales price of the oil and natural gas received from unaffiliated parties. The sales price is net of any deductions for transportation from the wellhead to the unaffiliated parties and any gravity or quality adjustments.

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

An amended petition for a class action lawsuit, Beer, et al. v. XTO Energy Inc., was filed in January 2006, in the District Court of Texas County, Oklahoma by royalty owners of natural gas wells in Oklahoma. The plaintiffs allege that XTO Energy has not properly accounted to the plaintiffs for the royalties to which they are entitled and seek an accounting regarding the natural gas and other products produced from their wells and the prices paid for the natural gas and other products produced, and for payment of the monies allegedly owed since June 2002, with a certain limited number of plaintiffs claiming monies owed for additional time. XTO Energy removed the case to federal district court in Oklahoma City. A hearing on the class certification was conducted in October 2008. No decision has been made. The plaintiffs have not alleged in their petition an amount that they are seeking. XTO Energy has informed the trustee that it believes that it has strong defenses to this lawsuit and intends to vigorously defend its position. However, if XTO Energy ultimately makes any settlement payments or receives a judgment against it, the trust will bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if a judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.

In September 2008, a class action lawsuit was filed against XTO Energy styled Wallace B. Roderick Revocable Living Trust, et al. v. XTO Energy Inc. in the District Court of Kearny County, Kansas. XTO Energy removed the case to federal court in Wichita, Kansas. The plaintiffs allege that XTO Energy has improperly taken post-production costs from royalties paid to the plaintiffs from wells located in Kansas, Oklahoma and Colorado. The plaintiffs also seek to represent all royalty owners in these three states as a class. The plaintiff’s claims overlap the claims made by the plaintiffs in the Beer case as to certain properties. XTO Energy has answered and denied all claims. XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to this lawsuit and intends to vigorously defend its position. However, if XTO Energy ultimately makes any settlement payments or receives a judgment against it, the trust will bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if the judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.

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

No matters were submitted to a vote of unitholders during 2008.

PART II

Item 5. Market for Units of the Trust, Related Security Holder Matters and Trust Purchases of Units

The section entitled “Units of Beneficial Interest” in the trust’s annual report to unitholders for the year ended December 31, 2008 is incorporated herein by reference.

The trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

Item 6. Selected Financial Data

	Year Ended December 31
	2008	2007	2006	2005	2004
Net Profits Income	$117,268,069	$70,499,584	$91,241,196	$105,129,321	$81,920,014
Distributable Income	116,494,400	69,388,520	90,910,760	104,831,880	81,596,920
Distributable Income per Unit	2.912360	1.734713	2.272769	2.620797	2.039923
Distributions per Unit	2.912360	1.734713	2.272769	2.620797	2.039923
Total Assets at Year-End	147,867,855	161,034,033	165,609,772	185,459,610	189,499,334

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Trustee’s Discussion and Analysis” of financial condition and results of operations for each of the years in the three-year period ended December 31, 2008 in the trust’s annual report to unitholders for the year ended December 31, 2008 is incorporated herein by reference.

Liquidity and Capital Resources

The trust’s only cash requirement is the monthly distribution of its income to unitholders, which is funded by the monthly receipt of net profits income after payment of trust administration expenses. The trust is not liable for any production costs or liabilities attributable to the net profits interests. If at any time the trust receives net profits income in excess of the amount due, the trust is not obligated to return such overpayment, but future net profits income payable to the trust will be reduced by the overpayment, plus interest at the prime rate. The trust may borrow funds required to pay trust liabilities if fully repaid prior to further distributions to unitholders.

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

Contractual Obligations

As shown below, the trust had no obligations and commitments to make future contractual payments as of December 31, 2008, other than the December distribution payable to unitholders in January 2009, as reflected in the statement of assets, liabilities and trust corpus.

	Payments due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Distribution payable to unitholders	$1,145,840	$1,145,840	$—	$—	$—

Related Party Transactions

The underlying properties from which the net profits interests were carved are currently owned by XTO Energy, which operates approximately 94% of the underlying properties. In computing net proceeds, XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses on the underlying properties it operates. As of December 31, 2008, the monthly overhead charge, based on the number of operated wells, was approximately $850,000 ($680,000 net to the trust) and is subject to annual adjustment based on an oil and gas industry index.

In May 2006, XTO Energy distributed all of its remaining 21.7 million trust units as a dividend to its common stockholders. XTO Energy currently is not a unitholder of the trust.

XTO Energy sells a significant portion of natural gas production from the underlying properties to certain of XTO Energy’s wholly owned subsidiaries under contracts in existence when the trust was created, generally at amounts approximating monthly published market prices. For further information regarding natural gas sales from the underlying properties to affiliates of XTO Energy, see Item 2, Properties, and Note 7 to Financial Statements in the trust’s annual report to unitholders for the year ended December 31, 2008. Total gas sales from the underlying properties to XTO Energy’s wholly owned subsidiaries were $103.3 million for 2008, or 47% of total gas sales, $76.6 million for 2007, or 48% of total gas sales and $103.2 million for 2006, or 53% of total gas sales.

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

This comprehensive basis of accounting other than U.S. generally accepted accounting principles corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. For further information regarding the trust’s basis of accounting, see Note 2 to Financial Statements in the trust’s annual report to unitholders for the year ended December 31, 2008.

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

Pending Securities and Exchange Commission Rule

In December 2008, the Securities and Exchange Commission (SEC) released Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. The effect of adopting the SEC rule has not been determined, but it is not expected to have a significant effect on our reported financial position or distributable income.

Forward-Looking Statements

Certain information included in this annual report and other materials filed, or to be filed, by the trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, reserve-to-production ratios, future production, development activities, future development plans by area, increased density drilling, maintenance projects, development, production and other costs, oil and gas prices, pricing differentials, proved reserves, future net cash flows, production levels, litigation, regulatory matters and competition. Such forward-looking statements are based on XTO Energy’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “projects,” “anticipates,” “predicts,” “believes,” “goals,” “estimates,” “should,” “could,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. Some of the risk factors that could cause actual results to differ materially are explained in Item 1A.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The only assets of and sources of income to the trust are the net profits interests, which generally entitle the trust to receive a share of the net profits from oil and gas production from the underlying properties. Consequently, the trust is exposed to market risk from fluctuations in oil and gas prices. The trust is a passive entity and, other than the trust’s ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the trust that cannot be paid out of cash held by the trust, the trust is prohibited from engaging in borrowing transactions. The amount of any such borrowings is unlikely to be material to the trust. In addition, the trustee is prohibited by the trust indenture from engaging in any business activity or causing the trust to enter into any investments other than investing cash on hand in specific short-term cash investments. Therefore, the trust cannot hold any derivative financial instruments. As a result of the limited nature of its borrowing and investing activities, the trust is not subject to any material interest rate market risk. Additionally, any gains or losses from any hedging activities conducted by XTO Energy are specifically excluded from the calculation of net proceeds due the trust under the forms of the conveyances. The trust does not engage in transactions in foreign currencies which could expose the trust to any foreign currency related market risk.

Item 8. Financial Statements and Supplementary Data

The financial statements of the trust and the notes thereto, together with the related reports of KPMG LLP dated February 25, 2009, appearing in the trust’s annual report to unitholders for the year ended December 31, 2008, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with the trust’s independent registered public accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended December 31, 2008.

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

Trustee’s Report on Internal Control Over Financial Reporting

The trustee, Bank of America, N.A., also known as U.S. Trust, Bank of America Private Wealth Management, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The trustee conducted an evaluation of the effectiveness of the trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the trustee’s evaluation under the framework in Internal Control—Integrated Framework, the trustee concluded that the trust’s internal control over financial reporting was effective as of December 31, 2008. The effectiveness of the trust’s internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report in the trust’s annual report to unitholders for the year ended December 31, 2008 which is incorporated herein by reference.

There were no changes in the trust’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the trust’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Section 16(a) of the Securities Exchange Act of 1934 requires that beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. The Securities and Exchange Commission has taken the position that executive officers and directors of XTO Energy must also file initial ownership reports and reports of changes in beneficial ownership. Copies of the reports must be provided to the trustee. To the trustee’s knowledge, based solely on the information furnished to the trustee, the trustee is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the trust units of beneficial interest during and for the year ended December 31, 2008, other than one late filing of one transaction on Form 4 by Scott G. Sherman a director of XTO Energy and one late filing of initial holdings on Form 3 by Gary Simpson, an advisory director of XTO Energy. The transaction and holdings have now been reported.

Because the trust has no employees, it does not have a code of ethics. Employees of the trustee, U.S. Trust, Bank of America Private Wealth Management, must comply with the bank’s code of ethics, a copy of which will be provided to unitholders, without charge, upon request by appointment at Bank of America Plaza, 17th Floor, 901 Main Street, Dallas, Texas 75202.

Item 11. Executive Compensation

The trustee received the following annual compensation from 2006 through 2008 as specified in the trust indenture:

Name and Principal Position	Year	Other Annual Compensation(1)
U.S. Trust, Bank of America Private Wealth Management, Trustee	2008	$45,602
	2007	43,022
	2006	47,410

(1)	Under the trust indenture, the trustee is entitled to an annual administrative fee, paid in equal monthly installments. Such fee can be adjusted annually based on an oil and gas industry index. Upon termination of the trust, the trustee is entitled to a termination fee of $15,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The trust has no equity compensation plans.

(a) Security Ownership of Certain Beneficial Owners.  The trustee is not aware of any person who beneficially owns more than 5% of the outstanding units.

(b) Security Ownership of Management.  The trust has no directors or executive officers. As of February 10, 2009, Bank of America, N.A. owned, in various fiduciary capacities, 174,438 units, with a shared right to vote 82,953 of these units and no right to vote 91,485 of these units. Bank of America, N.A. disclaims any beneficial interests in these units. The number of units reflected in this paragraph includes units held by all branches of Bank of America, N.A.

(c) Changes in Control.  The trustee knows of no arrangements which may subsequently result in a change in control of the trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In computing net profits income paid to the trust for the net profits interests, XTO Energy deducts an overhead charge for reimbursement of administrative expenses of operating the underlying properties. This charge at December 31, 2008 was approximately $850,000 per month, or $10,200,000 annually (net to the trust of $680,000 per month or $8,160,000 annually, and is subject to annual adjustment based on an oil and gas industry index as defined in the trust agreement.

XTO Energy sells a significant portion of natural gas production from the underlying properties to certain of its wholly owned subsidiaries under contracts in existence when the trust was created, generally at amounts approximating monthly published prices. For further information, see “Hugoton Area,” “Anadarko Basin,” “Green River Basin” and “Pricing and Sales Information,” of Item 2.

See Item 11 for the remuneration received by the trustee from 2006 through 2008 and Item 12(b) for information concerning units owned by the trustee in various fiduciary capacities.

As noted in Item 10, the trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Item 14. Principal Accountant Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2008 and 2007:

	2008	2007
Audit fees	$74,938	$71,750
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$74,938	$71,750

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

Independent Registered Public Accounting Firm Reports
Statements of Assets, Liabilities and Trust Corpus at December 31, 2008 and 2007
Statements of Distributable Income for the years ended December 31, 2008, 2007 and 2006
Statements of Changes in Trust Corpus for the years ended December 31, 2008, 2007 and 2006
Notes to Financial Statements

2.	Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.	Exhibits
(4) (a)	Hugoton Royalty Trust Indenture by and between NationsBank, N.A. (now Bank of America, N.A.), as trustee, and Cross Timbers Oil Company (predecessor of XTO Energy) heretofore filed as Exhibit 4.1 to the trust’s Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on December 4, 1998, is incorporated herein by reference.
(b)	Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80% – Kansas) as amended and restated from Cross Timbers Oil Company (predecessor of XTO Energy) to NationsBank, N.A. (now Bank of America, N.A.), as trustee, dated December 1, 1998, heretofore filed as Exhibit 10.1.1 to the trust’s Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference.
(c)	Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80% – Oklahoma) as amended and restated from Cross Timbers Oil Company (predecessor of XTO Energy) to NationsBank, N.A. (now Bank of America, N.A.), as trustee, dated December 1, 1998, heretofore filed as Exhibit 10.1.2 to the trust’s Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference.
(d)	Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80% – Wyoming) as amended and restated from Cross Timbers Oil Company (predecessor of XTO Energy) to NationsBank, N.A. (now Bank of America, N.A.), as trustee, dated December 1, 1998, heretofore filed as Exhibit 10.1.3 to the trust’s Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference.
(13)	Hugoton Royalty Trust annual report to unitholders for the year ended December 31, 2008
(23.1)	Consent of KPMG LLP
(23.2)	Consent of Miller and Lents, Ltd.
(31)	Rule 13a-14(a)/15d-14(a) Certification
(32)	Section 1350 Certification

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

Date: February 25, 2009

By	/s/ Louis G. Baldwin Louis G. Baldwin Executive Vice President and Chief Financial Officer

(The trust has no directors or executive officers.)