Form 10-Q
period 2009-03-31
HUGOTON ROYALTY TRUST
filed 2009-04-29
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☑

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of April 1, 2009

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements should be read in conjunction with the trust’s financial statements and the notes thereto included in the trust’s Annual Report on Form 10-K.  In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at March 31, 2009 and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2009 and 2008 have been included.  Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee
  for the Hugoton Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of March 31, 2009 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2009 and 2008.  These condensed financial statements are the responsibility of the trustee.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of December 31, 2008, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein), included in the trust’s 2008 Annual Report on Form 10-K, and in our report dated February 25, 2009, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2008 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus included in the trust’s 2008 Annual Report on Form 10-K from which it has been derived.

KPMG LLP

Fort Worth, Texas
April 27, 2009

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Cash and short-term investments	$1,908,840	$1,145,840

Net profits interests in oil and gas properties - net (Note 1)	145,526,964	146,722,015

	$147,435,804	$147,867,855

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$1,908,840	$1,145,840

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	145,526,964	146,722,015

	$147,435,804	$147,867,855

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended
	March 31
	2009	2008

Net profits income	$5,777,425	$22,035,854

Interest income	132	23,786

Total income	5,777,557	22,059,640

Administration expense	312,197	290,480

Distributable income	$5,465,360	$21,769,160

Distributable income per unit (40,000,000 units)	$0.136634	$0.544229

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended
	March 31
	2009	2008

Trust corpus, beginning of period	$146,722,015	$155,820,033

Amortization of net profits interests	(1,195,051)	(2,131,617)

Distributable income	5,465,360	21,769,160

Distributions declared	(5,465,360)	(21,769,160)

Trust corpus, end of period	$145,526,964	$153,688,416

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

In December 2008, the Securities and Exchange Commission (SEC) released Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices.  The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009.  The effect of adopting the SEC rule has not been determined, but it is not expected to have a significant effect on the trust’s reported financial position or distributable income.

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the trust.  Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus.  Accumulated amortization was $101,539,987 as of March 31, 2009 and $100,344,936 as of December 31, 2008.

2.     Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Three Months Ended
	March 31
	2009	2008
Cumulative actual costs (over) under the amount deducted - beginning of period	$(7,314,084)	$(675,754)
Actual costs	(8,280,561)	(9,141,635)
Budgeted costs deducted	12,000,000	11,250,000
Cumulative actual costs (over) under the amount deducted - end of period	$(3,594,645)	$1,432,611

The development cost deduction was maintained at $3.75 million from the January 2008 distribution through the August 2008 distribution.  Due to higher than anticipated costs as a result of the timing of expenditures, the monthly development cost deduction was increased to $4.0 million beginning with the September 2008 distribution and was maintained at that level through the March 2009 distribution.  As a result of decreased development activity, the development cost deduction was decreased to $2.0 million beginning with the April 2009 distribution and is expected to remain at that level through the June 2009 distribution.  At that time, XTO Energy will consider further reducing the development cost deduction depending on the level of cumulative actual costs.  The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs (over) under previous deductions.

XTO Energy has advised the trustee that revised total 2009 budgeted development costs for the underlying properties are approximately $20 million.  The 2009 budget year generally coincides with the trust distribution months from April 2009 through March 2010.  The monthly development cost deduction will be reevaluated by XTO Energy and revised as necessary, based on the 2009 budget and the timing and amount of actual expenditures.

3.     Contingencies

On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the United States District Court for the Western District of Oklahoma by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the U.S. False Claims Act against XTO Energy. Grynberg alleges that XTO Energy underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans in amounts in excess of 20% as a result of mismeasuring the volume of natural gas, incorrectly analyzing its heating content and improperly valuing the natural gas. Grynberg seeks treble damages for the unpaid royalties (with interest, attorney’s fees and expenses), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for XTO Energy to cease the allegedly improper measuring practices. This lawsuit against XTO Energy and similar lawsuits filed by Grynberg against more than 300 other companies was consolidated in the United States District Court for Wyoming. In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims, and Grynberg’s appeal of this decision was dismissed for lack of appellate jurisdiction in May 2003. In response to a motion to dismiss filed by XTO Energy and other defendants, in October 2006 the district judge held that Grynberg failed to establish the jurisdictional requirements to maintain the action against XTO Energy and other defendants and dismissed the actions for lack of subject matter jurisdiction. Grynberg filed an appeal of this decision to the United States Tenth Circuit Court of Appeals. In March 2009, the Tenth Circuit affirmed the trial court’s dismissal of the case. It is expected that Grynberg will seek review of the Tenth Circuit’s decision with the United States Supreme Court. While XTO Energy is unable to predict the final outcome of this case or estimate the amount of any possible loss, it has informed the trustee that it believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action. However, an order to change measuring practices or a related settlement could adversely affect the trust by reducing net proceeds in the future by an amount that is presently not determinable, but, in XTO Energy management’s opinion, is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.

An amended petition for a class action lawsuit, Beer, et al. v. XTO Energy Inc., was filed in January 2006 in the District Court of Texas County, Oklahoma by certain royalty owners of natural gas wells in Oklahoma and Kansas. The plaintiffs allege that XTO Energy has not properly accounted to the plaintiffs for the royalties to which they are entitled and seek an accounting regarding the natural gas and other products produced from their wells and the prices paid for the natural gas and other products produced, and for payment of the monies allegedly owed since June 2002, with a certain limited number of plaintiffs claiming monies owed for additional time. XTO Energy removed the case to federal district court in Oklahoma City. A hearing on the class certification was conducted in October 2008. At the class certification hearing, the plaintiffs sought to certify a class of royalty owners whose wells were connected to a processing plant owned by a subsidiary of XTO Energy in the Hugoton Field, with two sub-classes consisting of owners in Oklahoma and Kansas.  In March 2009, the District Court granted the motion to certify the class.  The plaintiffs have not alleged in their petition an amount that they are seeking. XTO Energy has informed the trustee that it believes that it has strong defenses to this lawsuit and intends to vigorously defend its position. However, if XTO Energy ultimately makes any settlement payments or receives a judgment against it, the trust will bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if a judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.  It could, however, result in the costs exceeding revenues on the properties underlying the Oklahoma and Kansas net profit interests for one or more monthly distributions, depending on the size of the judgment or settlement and the net proceeds being paid at the time a judgment or settlement is paid.

In September 2008, a class action lawsuit was filed against XTO Energy styled Wallace B. Roderick Revocable Living Trust, et al. v. XTO Energy Inc. in the District Court of Kearny County, Kansas. XTO Energy removed the case to federal court in Wichita, Kansas. The plaintiffs allege that XTO Energy has improperly taken post-production costs from royalties paid to the plaintiffs from wells located in Kansas, Oklahoma and Colorado. The plaintiffs also seek to represent all royalty owners in these three states as a class. The plaintiff’s claims overlap the claims made by the plaintiffs in the Beer case as to certain properties. XTO Energy has answered and denied all claims. XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to this lawsuit and intends to vigorously defend its position. However, if XTO Energy ultimately makes any settlement payments or receives a judgment against it, the trust will bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if the judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.  It could, however, result in the costs exceeding revenues on the properties underlying the Oklahoma and Kansas net profit interests for one or more monthly distributions, depending on the size of the judgment or settlement and the net proceeds being paid at the time a judgment or settlement is paid.

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

4.     Excess Costs

Costs exceeded revenues by $853,468 ($682,774 net to the trust) on properties underlying the Wyoming net profits interests in November and December 2007. Limited pipeline capacity and moderate regional demand led to lower realized gas prices for production in the Rocky Mountain region. These lower gas prices caused costs to exceed revenues on properties underlying the Wyoming net profits interest, however, these excess costs did not reduce net proceeds from the remaining conveyances. XTO Energy advised the trustee that with the onset of winter demand and the completion of the first phase of a major pipeline expansion in January 2008, Rocky Mountain gas prices increased and the excess costs, plus accrued interest of $10,090 ($8,072 net to the trust), was fully recovered by February 2008.

Item 2. Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the trust’s 2008 annual report, as well as the condensed financial statements and notes thereto included in this quarterly report on Form 10-Q. The trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the trust’s web site at www.hugotontrust.com.

Distributable Income

For the quarter ended March 31, 2009, net profits income was $5,777,425, as compared to $22,035,854 for first quarter 2008. Decreased net profits income is primarily the result of lower oil and gas prices. See “Net Profits Income” below.

After adding interest income of $132 and deducting administration expense of $312,197, distributable income for the quarter ended March 31, 2009 was $5,465,360, or $0.136634 per unit of beneficial interest. Changes in interest income are attributable to fluctuations in net profits income and interest rates. Administration expense for the quarter increased from the prior year quarter primarily because of the timing of expenditures. For first quarter 2008, distributable income was $21,769,160, or $0.544229 per unit.

Distributions to unitholders for the quarter ended March 31, 2009 were:

		Distribution
Record Date	Payment Date	per Unit

January 30, 2009	February 13, 2009	$0.032755
February 27, 2009	March 13, 2009	0.056158
March 31, 2009	April 14, 2009	0.047721

		$0.136634

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

- oil and gas sales volumes,

- oil and gas sales prices, and

- costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months
	Ended March 31 (a)		Increase
	2009	2008	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	7,110,265	7,167,588	(1)%
Average per day	77,285	77,909	(1)%
Net profits interests	1,453,926	3,077,479	(53)%

Oil (Bbls) (b)
Underlying properties	64,618	74,221	(13)%
Average per day	702	807	(13)%
Net profits interests	14,489	34,865	(58)%

Average Sales Prices
Gas (per Mcf)	$3.97	$6.49	(39)%
Oil (per Bbl)	$44.95	$94.27	(52)%

Revenues
Gas sales	$28,196,191	$46,498,407	(39)%
Oil sales	2,904,317	6,996,443	(58)%
Total Revenues	31,100,508	53,494,850	(42)%

Costs
Taxes, transportation and other	3,785,880	5,453,571	(31)%
Production expense	5,527,988	6,070,014	(9)%
Development costs (c)	12,000,000	11,250,000	7%
Overhead	2,564,859	2,312,889	11%
Excess costs (d)	-	863,558	(100)%
Total Costs	23,878,727	25,950,032	(8)%

Net Proceeds	7,221,781	27,544,818	(74)%

Net Profits Percentage	80%	80%

Net Profits Income	$5,777,425	$22,035,854	(74)%

(a)
Because of the two-month interval between time of production and receipt of net profits income by the trust, oil andgas sales for the quarter ended March 31 generally representproduction for the period November through January.

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

The following are explanations of significant variances on the underlying properties from first quarter 2008 to first quarter 2009:

Sales Volumes

Gas sales volumes decreased 1% and oil sales volumes decreased 13% from first quarter 2008 to first quarter 2009.  Decreased gas sales volumes are primarily because of natural production decline, partially offset by increased production from new wells and workovers.  Decreased oil sales volumes are primarily because of the timing of cash receipts and natural production decline, partially offset by increased production from new wells and workovers.

Sales Prices

Gas

The first quarter 2009 average gas price was $3.97 per Mcf, a 39% decrease from the first quarter 2008 average gas price of $6.49 per Mcf.  Due to concerns of oversupply from shale gas development, declining demand due to the U.S. recession, falling oil prices and increased gas storage, recent gas prices have declined.  Prices will continue to be affected by weather, oil prices, the U.S. economy, the level of North American production, storage levels and import levels of liquified natural gas.  Natural gas prices are expected to remain volatile.  The first quarter 2009 gas price is primarily related to production from November 2008 through January 2009, when the average NYMEX price was $6.50 per MMBtu.  The average NYMEX price for February and March 2009 was $4.27 per MMBtu.  At April 16, 2009, the average NYMEX futures price for the following twelve months was $4.76 per MMBtu.  Recent trust gas prices have averaged approximately 38% lower than the NYMEX price.

Oil

The first quarter 2009 average oil price was $44.95 per Bbl, a 52% decrease from the first quarter 2008 average oil price of $94.27 per Bbl.  Lower demand as a result of the U.S. recession and slowing global economy, the tightened credit markets and rising crude oil supplies have caused recent oil prices to decline.  Oil prices are expected to remain volatile.  The first quarter 2009 oil price is primarily related to production from November 2008 through January 2009, when the average NYMEX price was $46.91 per Bbl.  The average NYMEX price for February and March 2009 was $43.77 per Bbl.  At April 16, 2009, the average NYMEX futures price for the following twelve months was $57.67 per Bbl.  Recent trust oil prices have averaged approximately 8% lower than the NYMEX price.

Costs

Taxes, Transportation and Other

Taxes, transportation and other decreased 31% for the first quarter primarily because of decreased production taxes related to lower oil and gas revenues.

Production

Production expense decreased 9% for the first quarter primarily because of decreased repairs and maintenance costs, mechanical and marketing rebates and fuel costs, partially offset by increased compressor costs.

Development

Development costs deducted in the calculation of net profits income are based on the development budget.  These development costs for first quarter 2009 increased 7% from the prior year quarter primarily because of the timing of development activity.  During the first three months of 2009, one well was completed on the underlying properties and three wells were pending completion at March 31.

As of December 31, 2008, cumulative actual costs exceeded cumulative budgeted costs by approximately $7.3 million.  In calculating net profits income for the quarter ended March 31, 2009, XTO Energy deducted budgeted development costs of $12 million.  After considering actual development costs of $8.3 million for the quarter, cumulative budgeted costs deducted exceeded actual costs by $3.6 million.  First quarter actual development costs primarily relate to disbursements for development activity in fourth quarter 2008.

XTO Energy has advised the trustee that revised total 2009 budgeted development costs for the underlying properties are approximately $20 million.  The 2009 budget year generally coincides with the trust distribution months from April 2009 through March 2010.  The monthly development cost deduction will be reevaluated by XTO Energy and revised as necessary, based on the 2009 budget and the timing and amount of actual expenditures.  See Note 2 to Condensed Financial Statements.

Overhead

Overhead increased 11% primarily because of the annual rate adjustment based on an industry index.

Excess Costs

Costs exceeded revenues by $853,468 ($682,774 net to the trust) on properties underlying the Wyoming net profits interests in November and December 2007.  Limited pipeline capacity and moderate regional demand led to lower realized gas prices for production in the Rocky Mountain region.  These lower gas prices caused costs to exceed revenues on properties underlying the Wyoming net profits interest, however, these excess costs did not reduce net proceeds from the remaining conveyances.  XTO Energy advised the trustee that with the onset of winter demand and the completion of the first phase of a major pipeline expansion in January 2008, Rocky Mountain gas prices increased and the excess costs, plus accrued interest of $10,090 ($8,072 net to the trust), was fully recovered by February 2008.

Pending Securities and Exchange Commission Rule

In December 2008, the Securities and Exchange Commission (SEC) released Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. The effect of adopting the SEC rule has not been determined, but it is not expected to have a significant effect on the trust’s reported financial position or distributable income.

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding the net profits interests, underlying properties, development activities, annual and monthly development, production and other costs and expenses, oil and gas prices and differentials to NYMEX prices, supply shortages, future drilling, workover and restimulation plans, distributions to unitholders and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2008, which is incorporated by this reference as though fully set forth herein. Although XTO Energy and the trustee believe that the expectations reflected in such forward-looking statements are reasonable, neither XTO Energy nor the trustee can give any assurance that such expectations will prove to be correct.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the trust’s market risks from the information disclosed in Part II, Item 7A of the trust’s annual report on Form 10-K for the year ended December 31, 2008 other than the addition of the market risk described below:

Currently, cash held by the trustee as a reserve for liabilities and for the payment of expenses and distributions to unitholders is invested in Bank of America, N.A. certificates of deposit which are backed by the good faith and credit of Bank of America, N.A., but are only insured by the Federal Deposit Insurance Corporation up to $250,000. Each unitholder should independently assess the creditworthiness of Bank of America, N.A. For more information about the credit rating of Bank of America, N.A., please refer to its periodic filings with the SEC. The trust does not lend money and has limited ability to borrow money, which the trustee believes limits the trust’s risk from the current tightening of credit markets. The trust’s future royalty income, however, may be subject to risks relating to the creditworthiness of the operators of the underlying properties and other purchasers of crude oil and natural gas produced from the underlying properties, as well as risks associated with fluctuations in the price of crude oil and natural gas. See “Item 1A — Risk Factors — Cash held by the trustee is not fully insured by the Federal Deposit Insurance Corporation, and future royalty income may be subject to risks relating to the creditworthiness of third parties.” Information contained in Bank of America, N.A’s periodic filings with the SEC is not incorporated by reference into this quarterly report on Form 10-Q and should not be considered part of this report or any other filing that the trust makes with the SEC.

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

On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the United States District Court for the Western District of Oklahoma by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the U.S. False Claims Act against XTO Energy. Grynberg alleges that XTO Energy underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans in amounts in excess of 20% as a result of mismeasuring the volume of natural gas, incorrectly analyzing its heating content and improperly valuing the natural gas. Grynberg seeks treble damages for the unpaid royalties (with interest, attorney’s fees and expenses), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for XTO Energy to cease the allegedly improper measuring practices. This lawsuit against XTO Energy and similar lawsuits filed by Grynberg against more than 300 other companies was consolidated in the United States District Court for Wyoming. In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims, and Grynberg’s appeal of this decision was dismissed for lack of appellate jurisdiction in May 2003. In response to a motion to dismiss filed by XTO Energy and other defendants, in October 2006 the district judge held that Grynberg failed to establish the jurisdictional requirements to maintain the action against XTO Energy and other defendants and dismissed the actions for lack of subject matter jurisdiction. Grynberg filed an appeal of this decision to the United States Tenth Circuit Court of Appeals. In March 2009, the Tenth Circuit affirmed the trial court’s dismissal of the case. It is expected that Grynberg will seek review of the Tenth Circuit’s decision with the United States Supreme Court. While XTO Energy is unable to predict the final outcome of this case or estimate the amount of any possible loss, it has informed the trustee that it believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action. However, an order to change measuring practices or a related settlement could adversely affect the trust by reducing net proceeds in the future by an amount that is presently not determinable, but, in XTO Energy management’s opinion, is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.

An amended petition for a class action lawsuit, Beer, et al. v. XTO Energy Inc., was filed in January 2006 in the District Court of Texas County, Oklahoma by certain royalty owners of natural gas wells in Oklahoma and Kansas. The plaintiffs allege that XTO Energy has not properly accounted to the plaintiffs for the royalties to which they are entitled and seek an accounting regarding the natural gas and other products produced from their wells and the prices paid for the natural gas and other products produced, and for payment of the monies allegedly owed since June 2002, with a certain limited number of plaintiffs claiming monies owed for additional time. XTO Energy removed the case to federal district court in Oklahoma City. A hearing on the class certification was conducted in October 2008. At the class certification hearing, the plaintiffs sought to certify a class of royalty owners whose wells were connected to a processing plant owned by a subsidiary of XTO Energy in the Hugoton Field, with two sub-classes consisting of owners in Oklahoma and Kansas. In March 2009, the District Court granted the motion to certify the class. The plaintiffs have not alleged in their petition an amount that they are seeking. XTO Energy has informed the trustee that it believes that it has strong defenses to this lawsuit and intends to vigorously defend its position. However, if XTO Energy ultimately makes any settlement payments or receives a judgment against it, the trust will bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if a judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity. It could, however, result in the costs exceeding revenues on the properties underlying the Oklahoma and Kansas net profit interests for one or more monthly distributions, depending on the size of the judgment or settlement and the net proceeds being paid at the time a judgment or settlement is paid.

Item 1A.	Risk Factors.

Except as set forth below, there have been no material changes in the risk factors disclosed under Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2008.

Cash held by the trustee is not fully insured by the Federal Deposit Insurance Corporation, and future royalty income may be subject to risks relating to the creditworthiness of third parties.

Currently, cash held by the trustee as a reserve for liabilities and for the payment of expenses and distributions to unitholders is invested in Bank of America, N.A. certificates of deposit which are backed by the good faith and credit of Bank of America, N.A., but are only insured by the Federal Deposit Insurance Corporation up to $250,000. Each unitholder should independently assess the creditworthiness of Bank of America, N.A. For more information about the credit rating of Bank of America, N.A., please refer to its periodic filings with the SEC. The trust does not lend money and has limited ability to borrow money, which the trustee believes limits the trust’s risk from the current tightening of credit markets. The trust’s future royalty income, however, may be subject to risks relating to the creditworthiness of the operators of the underlying properties and other purchasers of crude oil and natural gas produced from the underlying properties, as well as risks associated with fluctuations in the price of crude oil and natural gas. Information contained in Bank of America, N.A’s periodic filings with the SEC is not incorporated by reference into this quarterly report on Form 10-Q and should not be considered part of this report or any other filing that the trust makes with the SEC.

Items 2 through 5.

Not applicable.

Item 6.	Exhibits.

(a)	Exhibits.

Exhibit Number
and Description

(15)	Awareness letter of KPMG LLP

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Hugoton Royalty Trust filed with the Securities and Exchange Commission on February 25, 2009 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/s/ Nancy G. Willis
Nancy G. Willis
Vice President

XTO ENERGY INC.

Date: April 28, 2009	By	/s/ Louis G. Baldwin
Louis G. Baldwin
Executive Vice President
and Chief Financial Officer