Form 10-Q
period 2009-06-30
HUGOTON ROYALTY TRUST
filed 2009-07-21
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Outstanding as of July 1, 2009
40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements should be read in conjunction with the trust’s financial statements and the notes thereto included in the trust’s Annual Report on Form 10-K.  In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at June 30, 2009 and the distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2009 and 2008 have been included.  Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee
  for the Hugoton Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of June 30, 2009 and the related condensed statements of distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2009 and 2008.  These condensed financial statements are the responsibility of the trustee.

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

KPMG LLP

Fort Worth, Texas
July 20, 2009

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Cash and short-term investments	$1,859,440	$1,145,840

Net profits interests in oil and gas properties - net (Note 1)	144,358,176	146,722,015

	$146,217,616	$147,867,855

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$1,859,440	$1,145,840

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	144,358,176	146,722,015

	$146,217,616	$147,867,855

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Net profits income	$4,537,110	$33,899,248	$10,314,535	$55,935,102

Interest income	136	18,965	268	42,751

Total income	4,537,246	33,918,213	10,314,803	55,977,853

Administration expense	273,526	363,293	585,723	653,773

Distributable income	$4,263,720	$33,554,920	$9,729,080	$55,324,080

Distributable income per unit (40,000,000 units)	$0.106593	$0.838873	$0.243227	$1.383102

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Trust corpus, beginning of period	$145,526,964	$153,688,416	$146,722,015	$155,820,033

Amortization of net profits interests	(1,168,788)	(2,674,650)	(2,363,839)	(4,806,267)

Distributable income	4,263,720	33,554,920	9,729,080	55,324,080

Distributions declared	(4,263,720)	(33,554,920)	(9,729,080)	(55,324,080)

Trust corpus, end of period	$144,358,176	$151,013,766	$144,358,176	$151,013,766

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the trust.  Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus.  Accumulated amortization was $102,708,775 as of June 30, 2009 and $100,344,936 as of December 31, 2008.

2.	Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Cumulative actual costs under (over) the amount deducted - beginning of period	$(3,594,645)	$1,432,611	$(7,314,084)	$(675,754)
Actual costs	(906,768)	(7,953,439)	(9,187,329)	(17,095,074)
Budgeted costs deducted	5,000,000	11,250,000	17,000,000	22,500,000
Cumulative actual costs under the amount deducted - end of period	$498,587	$4,729,172	$498,587	$4,729,172

The development cost deduction was maintained at $3.75 million from the January 2008 distribution through the August 2008 distribution.  Due to higher than anticipated costs, the monthly development cost deduction was increased to $4.0 million beginning with the September 2008 distribution and was maintained at that level through the March 2009 distribution.  As a result of decreased development activity and the revised 2009 development budget, the development cost deduction was decreased to $2.0 million beginning with the April 2009 distribution and was further reduced to $1.0 million beginning with the June 2009 distribution.  The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions.

XTO Energy has advised the trustee that revised total 2009 budgeted development costs for the underlying properties are approximately $10.0 million to $12.0 million.  The 2009 budget year generally coincides with the trust distribution months from April 2009 through March 2010.  The monthly development cost deduction will be reevaluated by XTO Energy and revised as necessary, based on the 2009 budget and the timing and amount of actual expenditures.

3.	Contingencies

Litigation

On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the United States District Court for the Western District of Oklahoma by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the U.S. False Claims Act against XTO Energy.  Grynberg alleges that XTO Energy underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans in amounts in excess of 20% as a result of mismeasuring the volume of natural gas, incorrectly analyzing its heating content and improperly valuing the natural gas. Grynberg seeks treble damages for the unpaid royalties (with interest, attorney’s fees and expenses), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for XTO Energy to cease the allegedly improper measuring practices. This lawsuit against XTO Energy and similar lawsuits filed by Grynberg against more than 300 other companies was consolidated in the United States District Court for Wyoming. In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims, and Grynberg’s appeal of this decision was dismissed for lack of appellate jurisdiction in May 2003. In response to a motion to dismiss filed by XTO Energy and other defendants, in October 2006 the district judge held that Grynberg failed to establish the jurisdictional requirements to maintain the action against XTO Energy and other defendants and dismissed the actions for lack of subject matter jurisdiction. Grynberg filed an appeal of this decision to the United States Tenth Circuit Court of Appeals. In March 2009, the Tenth Circuit affirmed the trial court’s dismissal of the case.  Grynberg is seeking review of the Tenth Circuit’s decision with the United States Supreme Court.  While XTO Energy is unable to predict the final outcome of this case or estimate the amount of any possible loss, it has informed the trustee that it believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action. However, an order to change measuring practices or a related settlement could adversely affect the trust by reducing net proceeds in the future by an amount that is presently not determinable, but, in XTO Energy management’s opinion, is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.

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

Distributable Income

Quarter

For the quarter ended June 30, 2009, net profits income was $4,537,110, as compared to $33,899,248 for second quarter 2008.  This 87% decrease in net profits income is primarily the result of lower oil and gas prices and lower oil and gas production, partially offset by lower development costs and lower taxes, transportation and other costs.  See “Net Profits Income” on the following page.

After adding interest income of $136 and deducting administration expense of $273,526, distributable income for the quarter ended June 30, 2009 was $4,263,720, or $0.106593 per unit of beneficial interest.  Changes in interest income are attributable to fluctuations in net profits income and interest rates.  Administration expense for the quarter was lower than the prior year quarter primarily because of the timing of expenditures.  For second quarter 2008, distributable income was $33,554,920, or $0.838873 per unit.  Distributions to unitholders for the quarter ended June 30, 2009 were:

		Distribution
Record Date	Payment Date	per Unit
April 30, 2009	May 14, 2009	$0.030901
May 29, 2009	June 12, 2009	0.029206
June 30, 2009	July 14, 2009	0.046486
		$0.106593

Six Months

For the six months ended June 30, 2009, net profits income was $10,314,535 compared with $55,935,102 for the same 2008 period.  This 82% decrease in net profits income is primarily the result of lower oil and gas prices and lower oil and gas production, partially offset by lower development costs and lower taxes, transportation and other costs.  See “Net Profits Income” on the following page.

After adding interest income of $268 and deducting administration expense of $585,723, distributable income for the six months ended June 30, 2009 was $9,729,080, or $0.243227 per unit of beneficial interest.  Changes in interest income are attributable to fluctuations in net profits income and interest rates.  Administration expense for the first six months of 2009 was lower than in the first six months of 2008 primarily because of the timing of expenditures.   For the six months ended June 30, 2008, distributable income was $55,324,080, or $1.383102 per unit.

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production.  Net profits income is generally affected by three major factors:

-	oil and gas sales volumes,

-	oil and gas sales prices, and

-	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months			Six Months
	Ended June 30 (a)		Increase	Ended June 30 (a)		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	6,462,737	7,100,086	(9)%	13,573,002	14,267,674	(5)%
Average per day	72,615	78,890	(8)%	74,989	78,394	(4)%
Net profits interests	1,421,757	3,861,217	(63)%	2,875,683	6,938,696	(59)%

Oil (Bbls) (b)
Underlying properties	69,193	94,807	(27)%	133,811	169,028	(21)%
Average per day	777	1,053	(26)%	739	929	(20)%
Net profits interests	18,718	50,066	(63)%	33,207	84,931	(61)%

Average Sales Prices
Gas (per Mcf)	$2.96	$8.26	(64)%	$3.48	$7.37	(53)%
Oil (per Bbl)	$40.38	$102.16	(60)%	$42.59	$98.69	(57)%

Revenues
Gas sales	$19,100,449	$58,622,294	(67)%	$47,296,640	$105,120,701	(55)%
Oil sales	2,794,176	9,685,436	(71)%	5,698,493	16,681,879	(66)%

Total Revenues	21,894,625	68,307,730	(68)%	52,995,133	121,802,580	(56)%

Costs
Taxes, transportation and other	3,029,840	5,986,350	(49)%	6,815,720	11,439,921	(40)%
Production expense	5,583,928	6,324,110	(12)%	11,111,916	12,394,124	(10)%
Development costs (c)	5,000,000	11,250,000	(56)%	17,000,000	22,500,000	(24)%
Overhead	2,609,469	2,373,210	10%	5,174,328	4,686,099	10%
Excess Costs (d)	-	-	-	-	863,558	(100)%

Total Costs	16,223,237	25,933,670	(37)%	40,101,964	51,883,702	(23)%

Net Proceeds	5,671,388	42,374,060	(87)%	12,893,169	69,918,878	(82)%

Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$4,537,110	$33,899,248	(87)%	$10,314,535	$55,935,102	(82)%

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

The following are explanations of significant variances on the underlying properties from second quarter 2008 to second quarter 2009 and from the first six months of 2008 to the comparable period in 2009:

Sales Volumes

Gas

Gas sales volumes decreased 9% for the second quarter as compared with the same 2008 period primarily because of natural production decline and the timing of cash receipts, partially offset by increased production from new wells and workovers.  Gas sales volumes decreased 5% for the six-month period as compared with the same 2008 period primarily because of natural production decline, partially offset by increased production from new wells and workovers and the timing of cash receipts.

Oil

Oil sales volumes decreased 27% for the second quarter and 21% for the six-month period as compared with the same 2008 periods primarily because of natural production decline and the timing of cash receipts, partially offset by increased production from new wells and workovers.

Sales Prices

Gas

The second quarter 2009 average gas price was $2.96 per Mcf, a 64% decrease from the first quarter 2008 average gas price of $8.26 per Mcf.  For the six-month period, the average gas price decreased 53% to $3.48 per Mcf in 2009 from $7.37 per Mcf in 2008.  Due to concerns of oversupply from shale gas development, declining demand due to the U.S. recession and increased gas storage, gas prices have declined.  Prices will continue to be affected by the level of North American production, weather, oil prices, the U.S. economy, storage levels and import levels of liquified natural gas.  Natural gas prices are expected to remain volatile.  The second quarter 2009 gas price is primarily related to production from February through April 2009, when the average NYMEX price was $4.05 per MMBtu.  The average NYMEX price for May and June 2009 was $3.43 per MMBtu.  At July 14, 2009, the average NYMEX futures price for the following twelve months was $4.86 per MMBtu.  Recent trust gas prices have averaged approximately 28% lower than the NYMEX price.

Oil

The second quarter 2009 average oil price was $40.38 per Bbl, a 60% decrease from the second quarter 2008 average oil price of $102.16 per Bbl.  The year-to-date average oil price decreased 57% to $42.59 per Bbl in 2009 from $98.69 per Bbl in 2008.  Lower demand as a result of the global economic situation and rising crude oil supplies caused oil prices to decline in the first quarter of 2009.  However, signs of possible economic improvement have resulted in higher recent oil prices.  Oil prices are expected to remain volatile.  The second quarter 2009 oil price is primarily related to production from February through April 2009, when the average NYMEX price was $46.01 per Bbl.  The average NYMEX price for May and June 2009 was $64.51 per Bbl.  At July 14, 2009, the average NYMEX futures price for the following twelve months was $63.91 per Bbl.  Recent trust oil prices have averaged approximately 12% lower than the NYMEX price.

Costs

Taxes, Transportation and Other

Taxes, transportation and other decreased 49% for the quarter and 40% for the six-month period primarily because of decreased production taxes related to lower oil and gas revenues, partially offset by increased other deductions.

Production

Production expense decreased 12% for the quarter and 10% for the six-month period primarily because of decreased repairs and maintenance, fuel and location costs, partially offset by mechanical and marketing rebates included in 2008 and increased compressor costs.  In addition, decreased production expense for the six-month period was partially offset by increased labor costs.

Development

Development costs deducted in the calculation of net profits income are based on the development budget.  These development costs decreased 56% for the second quarter and 24% for the six-month period primarily because of decreased development activity.  During the first half of 2009, two wells were completed on the underlying properties and two wells were pending completion at June 30.

As of December 31, 2008, cumulative actual costs exceeded cumulative budgeted costs deducted by approximately $7.3 million.  In calculating net profits income, XTO Energy deducted budgeted development costs of $5 million for the quarter and $17 million for the six-month period.  After considering actual development costs of $0.9 million for the quarter and $9.2 million for the six-month period, cumulative budgeted costs deducted exceeded actual costs by approximately $0.5 million at June 30, 2009.

XTO Energy has advised the trustee that revised total 2009 budgeted development costs for the underlying properties are approximately $10.0 million to $12.0 million.  The 2009 budget year generally coincides with the trust distribution months from April 2009 through March 2010.  The monthly development cost deduction is currently $1.0 million.  The monthly development cost deduction will be reevaluated by XTO Energy and revised as necessary, based on the 2009 budget and the timing and amount of actual expenditures.  See Note 2 to Condensed Financial Statements.

Overhead

Overhead increased 10% for the quarter and six-month period primarily because of the annual rate adjustment based on an industry index.

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

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding the net profits interests, underlying properties, development activities, annual and monthly development, production and other costs and expenses, oil and gas prices and differentials to NYMEX prices, supply levels, future drilling, workover and restimulation plans, distributions to unitholders and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2008, which is incorporated by this reference as though fully set forth herein.  Although XTO Energy and the trustee believe that the expectations reflected in such forward-looking statements are reasonable, neither XTO Energy nor the trustee can give any assurance that such expectations will prove to be correct.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the trust’s market risks from the information disclosed in Part II, Item 7A of the trust’s annual report on Form 10-K for the year ended December 31, 2008 other than the addition of the market risk described below:

Currently, cash held by the trustee as a reserve for liabilities and for the payment of expenses and distributions to unitholders is invested in Bank of America, N.A. certificates of deposit which are backed by the good faith and credit of Bank of America, N.A., but are only insured by the Federal Deposit Insurance Corporation up to $250,000.  Each unitholder should independently assess the creditworthiness of Bank of America, N.A.  For more information about the credit rating of Bank of America, N.A., please refer to its periodic filings with the SEC.  The trust does not lend money and has limited ability to borrow money, which the trustee believes limits the trust’s risk from the current tightening of credit markets. The trust’s future royalty income, however, may be subject to risks relating to the creditworthiness of the operators of the underlying properties and other purchasers of crude oil and natural gas produced from the underlying properties, as well as risks associated with fluctuations in the price of crude oil and natural gas. See “Item 1A — Risk Factors — Cash held by the trustee is not fully insured by the Federal Deposit Insurance Corporation, and future royalty income may be subject to risks relating to the creditworthiness of third parties.”  Information contained in Bank of America, N.A.’s periodic filings with the SEC is not incorporated by reference into this quarterly report on Form 10-Q and should not be considered part of this report or any other filing that the trust makes with the SEC.

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, the trustee carried out an evaluation of the effectiveness of the trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, the trustee concluded that the trust’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the trust in the reports that it files or submits under the Securities Exchange Act of 1934 and are effective in ensuring that information required to be disclosed by the trust in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the trustee to allow timely decisions regarding required disclosure.  In its evaluation of disclosure controls and procedures, the trustee has relied, to the extent considered reasonable, on information provided by XTO Energy.  There has not been any change in the trust’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the trust’s internal control over financial reporting.

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

Currently, cash held by the trustee as a reserve for liabilities and for the payment of expenses and distributions to unitholders is invested in Bank of America, N.A. certificates of deposit which are backed by the good faith and credit of Bank of America, N.A., but are only insured by the Federal Deposit Insurance Corporation up to $250,000.  Each unitholder should independently assess the creditworthiness of Bank of America, N.A.  For more information about the credit rating of Bank of America, N.A., please refer to its periodic filings with the SEC.  The trust does not lend money and has limited ability to borrow money, which the trustee believes limits the trust’s risk from the current tightening of credit markets. The trust’s future royalty income, however, may be subject to risks relating to the creditworthiness of the operators of the underlying properties and other purchasers of crude oil and natural gas produced from the underlying properties, as well as risks associated with fluctuations in the price of crude oil and natural gas.  Information contained in Bank of America, N.A.’s periodic filings with the SEC is not incorporated by reference into this quarterly report on Form 10-Q and should not be considered part of this report or any other filing that the trust makes with the SEC.

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

HUGOTON ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/s/ Nancy G. Willis
Nancy G. Willis
Vice President

XTO ENERGY INC.

Date: July 21, 2009	By	/s/ Louis G. Baldwin
Louis G. Baldwin
Executive Vice President
and Chief Financial Officer