Form 10-Q
period 2009-09-30
HUGOTON ROYALTY TRUST
filed 2009-10-27
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Outstanding as of October 1, 2009
40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements should be read in conjunction with the trust’s financial statements and the notes thereto included in the trust’s Annual Report on Form 10-K.  In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at September 30, 2009 and the distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2009 and 2008 have been included.  Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee
  for the Hugoton Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of September 30, 2009 and the related condensed statements of distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2009 and 2008.  These condensed financial statements are the responsibility of the trustee.

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

KPMG LLP

Fort Worth, Texas
October 26, 2009

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Cash and short-term investments	$3,708,480	$1,145,840

Net profits interests in oil and gas properties - net (Note 1)	142,387,993	146,722,015

	$146,096,473	$147,867,855

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$3,708,480	$1,145,840

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	142,387,993	146,722,015

	$146,096,473	$147,867,855

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Net profits income	$8,533,583	$43,741,409	$18,848,118	$99,676,511

Interest income	91	31,050	359	73,801

Total income	8,533,674	43,772,459	18,848,477	99,750,312

Administration expense	162,074	83,819	747,797	737,592

Distributable income	$8,371,600	$43,688,640	$18,100,680	$99,012,720

Distributable income per unit (40,000,000 units)	$0.209290	$1.092216	$0.452517	$2.475318

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Trust corpus, beginning of period	$144,358,176	$151,013,766	$146,722,015	$155,820,033

Amortization of net profits interests	(1,970,183)	(2,754,898)	(4,334,022)	(7,561,165)

Distributable income	8,371,600	43,688,640	18,100,680	99,012,720

Distributions declared	(8,371,600)	(43,688,640)	(18,100,680)	(99,012,720)

Trust corpus, end of period	$142,387,993	$148,258,868	$142,387,993	$148,258,868

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

In May 2009, the Financial Accounting Standards Board established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new rule sets forth the period after the balance sheet date during which management should evaluate any events or transactions for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize such events or transactions in its financial statements, and the disclosures that an entity should make about such events or transactions. We have evaluated subsequent events through October 26, 2009.

In December 2008, the Securities and Exchange Commission (SEC) released Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements call for companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices.  The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009.  The effect of adopting the SEC rule has not been determined, but it is not expected to have a significant effect on the trust’s reported financial position or distributable income.

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the trust.  Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus.  Accumulated amortization was $104,678,958 as of September 30, 2009 and $100,344,936 as of December 31, 2008.

2.	Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Cumulative actual costs under (over) the amount deducted – beginning of period	$498,587	$4,729,172	$(7,314,084)	$(675,754)
Actual costs	(856,945)	(19,937,960)	(10,044,274)	(37,033,034)
Budgeted costs deducted	2,500,000	11,500,000	19,500,000	34,000,000
Cumulative actual costs under (over) the amount deducted - end of period	$2,141,642	$(3,708,788)	$2,141,642	$(3,708,788)

The development cost deduction was maintained at $3.75 million from the January 2008 distribution through the August 2008 distribution.  Due to higher than anticipated costs, the monthly development cost deduction was increased to $4.0 million beginning with the September 2008 distribution and was maintained at that level through the March 2009 distribution.  As a result of decreased development activity and revisions to the 2009 development budget, the development cost deduction was decreased to $2.0 million beginning with the April 2009 distribution, to $1.0 million beginning with the June 2009 distribution and to $500,000 beginning with the September 2009 distribution.  The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions.

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

Litigation

On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the United States District Court for the Western District of Oklahoma by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the U.S. False Claims Act against XTO Energy. Grynberg alleges that XTO Energy underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans in amounts in excess of 20% as a result of mismeasuring the volume of natural gas, incorrectly analyzing its heating content and improperly valuing the natural gas. Grynberg seeks treble damages for the unpaid royalties (with interest, attorney’s fees and expenses), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for XTO Energy to cease the allegedly improper measuring practices. This lawsuit against XTO Energy and similar lawsuits filed by Grynberg against more than 300 other companies was consolidated in the United States District Court for Wyoming. In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims, and Grynberg’s appeal of this decision was dismissed for lack of appellate jurisdiction in May 2003. In response to a motion to dismiss filed by XTO Energy and other defendants, in October 2006 the district judge held that Grynberg failed to establish the jurisdictional requirements to maintain the action against XTO Energy and other defendants and dismissed the actions for lack of subject matter jurisdiction. Grynberg filed an appeal of this decision to the United States Tenth Circuit Court of Appeals. In March 2009, the Tenth Circuit affirmed the trial court’s dismissal of the case and the U.S. Supreme Court has denied Grynberg’s application for appeal. XTO Energy has signed an agreement with Grynberg whereby Grynberg is dismissing all claims, and XTO Energy is waiting for the district judge to approve the dismissal order.

An amended petition for a class action lawsuit, Beer, et al. v. XTO Energy Inc., was filed in January 2006 in the District Court of Texas County, Oklahoma by certain royalty owners of natural gas wells in Oklahoma and Kansas. The plaintiffs allege that XTO Energy has not properly accounted to the plaintiffs for the royalties to which they are entitled and seek an accounting regarding the natural gas and other products produced from their wells and the prices paid for the natural gas and other products produced, and for payment of the monies allegedly owed since June 2002, with a certain limited number of plaintiffs claiming monies owed for additional time. XTO Energy removed the case to federal district court in Oklahoma City. A hearing on the class certification was conducted in October 2008. At the class certification hearing, the plaintiffs sought to certify a class of royalty owners whose wells were connected to a processing plant owned by a subsidiary of XTO Energy in the Hugoton Field, with two sub-classes consisting of owners in Oklahoma and Kansas.  In March 2009, the District Court granted the motion to certify the class.  The plaintiffs have not alleged in their petition an amount that they are seeking. XTO Energy has informed the trustee that it believes that it has strong defenses to this lawsuit and intends to vigorously defend its position. However, if XTO Energy ultimately makes any settlement payments or receives a judgment against it, the trust will bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if a judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.  It could, however, result in costs exceeding revenues on the properties underlying the Oklahoma and Kansas net profit interests for one or more monthly distributions, depending on the size of the judgment or settlement and the net proceeds being paid at the time a judgment or settlement is paid.

In September 2008, a class action lawsuit was filed against XTO Energy styled Wallace B. Roderick Revocable Living Trust, et al. v. XTO Energy Inc. in the District Court of Kearny County, Kansas. XTO Energy removed the case to federal court in Wichita, Kansas. The plaintiffs allege that XTO Energy has improperly taken post-production costs from royalties paid to the plaintiffs from wells located in Kansas, Oklahoma and Colorado. The plaintiffs also seek to represent all royalty owners in these three states as a class. The plaintiff’s claims overlap the claims made by the plaintiffs in the Beer case as to certain properties. XTO Energy has answered, denying all claims, and has filed motions to dismiss a portion of the claims.  XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to this lawsuit and intends to vigorously defend its position. However, if XTO Energy ultimately makes any settlement payments or receives a judgment against it, the trust will bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if the judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.  It could, however, result in costs exceeding revenues on the properties underlying the Oklahoma and Kansas net profit interests for one or more monthly distributions, depending on the size of the judgment or settlement and the net proceeds being paid at the time a judgment or settlement is paid.

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

Costs exceeded revenues by $211,756 ($169,405 net to the trust) on properties underlying the Kansas net profits interests in October 2009.  Lower gas prices due to reduced demand as a result of the U.S. recession and excess supply caused costs to exceed revenues on properties underlying the Kansas net profits interests. However, these excess costs did not reduce net proceeds from the remaining conveyances.  XTO Energy advised the trustee that even with the increase in recent gas prices, it will take several months to fully recover these excess costs.

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

Distributable Income

Quarter

For the quarter ended September 30, 2009, net profits income was $8,533,583, as compared to $43,741,409 for third quarter 2008.  This 80% decrease in net profits income is primarily the result of lower oil and gas prices and decreased oil and gas production, partially offset by lower developments costs, lower taxes, transportation and other costs and decreased production expense.  See “Net Profits Income” on the following page.

After adding interest income of $91 and deducting administration expense of $162,074, distributable income for the quarter ended September 30, 2009 was $8,371,600, or $0.209290 per unit of beneficial interest.  Changes in interest income are attributable to fluctuations in net profits and interest rates.  Administration expense for the quarter was higher than the prior year quarter primarily because of the timing of expenditures.  For third quarter 2008, distributable income was $43,688,640, or $1.092216 per unit.  Distributions to unitholders for the quarter ended September 30, 2009 were:

		Distribution
Record Date	Payment Date	per Unit
July 31, 2009	August 14, 2009	$0.054192
August 31, 2009	September 15, 2009	0.062386
September 30, 2009	October 15, 2009	0.092712
		$0.209290

Nine Months

For the nine months ended September 30, 2009, net profits income was $18,848,118 compared with $99,676,511 for the same 2008 period.  This 81% decrease in net profits income is primarily the result of lower oil and gas prices and decreased oil and gas production, partially offset by lower development costs, lower taxes, transportation and other costs and decreased production expense.  See “Net Profits Income” on the following page.

After adding interest income of $359 and deducting administration expense of $747,797, distributable income for the nine months ended September 30, 2009 was $18,100,680, or $0.452517 per unit of beneficial interest.  Changes in interest income are attributable to fluctuations in net profits income and interest rates.  For the nine months ended September 30, 2008, distributable income was $99,012,720, or $2.475318 per unit.

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production.  Net profits income is generally affected by three major factors:

-	oil and gas sales volumes,

-	oil and gas sales prices, and

-	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months			Nine Months
	Ended September 30 (a)		Increase	Ended September 30 (a)		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	6,531,955	7,100,403	(8)%	20,104,957	21,368,077	(6)%
Average per day	71,000	77,178	(8)%	73,645	77,986	(6)%
Net profits interests	2,396,620	3,977,121	(40)%	5,272,303	10,915,817	(52)%

Oil (Bbls) (b)
Underlying properties	71,949	94,751	(24)%	205,760	263,779	(22)%
Average per day	782	1,030	(24)%	754	963	(22)%
Net profits interests	31,150	55,308	(44)%	64,357	140,239	(54)%

Average Sales Prices
Gas (per Mcf)	$3.09	$10.15	(70)%	$3.36	$8.29	(59)%
Oil (per Bbl)	$56.64	$125.74	(55)%	$47.50	$108.41	(56)%

Revenues
Gas sales	$20,188,374	$72,074,994	(72)%	$67,485,014	$177,195,695	(62)%
Oil sales	4,075,392	11,913,831	(66)%	9,773,885	28,595,710	(66)%

Total Revenues	24,263,766	83,988,825	(71)%	77,258,899	205,791,405	(62)%

Costs
Taxes, transportation
and other	3,369,253	7,187,902	(53)%	10,184,973	18,627,823	(45)%
Production expense	5,001,346	8,031,499	(38)%	16,113,262	20,425,623	(21)%
Development costs (c)	2,500,000	11,500,000	(78)%	19,500,000	34,000,000	(43)%
Overhead	2,726,188	2,592,663	5%	7,900,516	7,278,762	9%
Excess costs (d)	-	-	-	-	863,558	(100)%

Total Costs	13,596,787	29,312,064	(54)%	53,698,751	81,195,766	(34)%

Net Proceeds	10,666,979	54,676,761	(80)%	23,560,148	124,595,639	(81)%

Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$8,533,583	$43,741,409	(80)%	$18,848,118	$99,676,511	(81)%

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

The following are explanations of significant variances on the underlying properties from third quarter 2008 to third quarter 2009 and from the first nine months of 2008 to the comparable period in 2009:

Sales Volumes

Gas

Gas sales volumes decreased 8% for the third quarter and 6% for the nine-month period.  Decreased gas sales volumes for the third quarter are primarily because of natural production decline and the timing of cash receipts, partially offset by increased production from new wells and workovers.  Decreased gas sales volumes for the nine month period are primarily because of natural production decline, partially offset by increased production from new wells and workovers.

Oil

Oil sales volumes decreased 24% for the third quarter and 22% for the nine-month period primarily because of the timing of cash receipts and natural production decline, partially offset by increased production from new wells and workovers.

Sales Prices

Gas

The third quarter 2009 average gas price was $3.09 per Mcf, a 70% decrease from the third quarter 2008 average gas price of $10.15 per Mcf.  For the nine-month period, the average gas price decreased 59% to $3.36 per Mcf in 2009 from $8.29 per Mcf in 2008.  Due to higher than average gas in storage caused by shale gas development and declining demand due to the U.S. recession, gas prices have declined. Prices will continue to be affected by the level of North American production, weather, oil prices, the U.S. economy, storage levels and import levels of liquified natural gas.  Natural gas prices are expected to remain volatile.  The third quarter 2009 gas price is primarily related to production from May through July 2009, when the average NYMEX price was $3.60 per MMBtu.  The average NYMEX price for August and September 2009 was $3.11 per MMBtu.  At October 15, 2009, the average NYMEX futures price for the following twelve months was $5.75 per MMBtu.  Recent trust gas prices have averaged approximately 14% lower than the NYMEX price.

Oil

The third quarter 2009 average oil price was $56.64 per Bbl, a 55% decrease from the third quarter 2008 average oil price of $125.74 per Bbl.  The year-to-date average oil price decreased 56% to $47.50 per Bbl in 2009 from $108.41 per Bbl in 2008.  Lower demand as a result of the global economic situation and rising crude oil supplies caused oil prices to decline in the first part of 2009.  However, signs of possible economic improvement have resulted in higher recent oil prices.  Oil prices are expected to remain volatile.  The third quarter 2009 oil price is primarily related to production from May through July 2009, when the average NYMEX price was $64.49 per Bbl.  The average NYMEX price for August and September 2009 was $70.16 per Bbl.  At October 15, 2009, the average NYMEX futures price for the following twelve months was $80.02 per Bbl.  Recent trust oil prices have averaged approximately 7% lower than the NYMEX price.

Costs

Taxes, Transportation and Other

Taxes, transportation and other decreased 53% for the quarter and 45% for the nine-month period primarily because of decreased production taxes related to lower oil and gas revenues, partially offset by increased other deductions as a percentage of oil and gas revenues and increased property taxes.

Production

Production expense decreased 38% for the quarter and 21% for the nine-month period primarily because of decreased repairs and maintenance, location and fuel costs.  In addition, decreased production expense for the nine-month period was partially offset by increased compressor costs and mechanical and marketing rebates included in 2008.

Development

Development costs deducted in the calculation of net profits income are based on the development budget.  These development costs decreased 78% for the third quarter and 43% for the nine-month period primarily because of decreased development activity and revisions to the 2009 development budget.  During the first nine months of 2009, three wells were completed on the underlying properties and two wells were pending completion at September 30.

As of December 31, 2008, cumulative actual costs exceeded cumulative budgeted costs deducted by approximately $7.3 million.  In calculating net profits income, XTO Energy deducted budgeted development costs of $2.5 million for the quarter and $19.5 million for the nine-month period.  After considering actual development costs of $0.9 million for the quarter and $10.0 million for the nine-month period, cumulative budgeted costs deducted exceeded actual costs by approximately $2.1 million at September 30, 2009.

XTO Energy has advised the trustee that total 2009 budgeted development costs for the underlying properties are approximately $10.0 million to $12.0 million.  The 2009 budget year generally coincides with the trust distribution months from April 2009 through March 2010.  The monthly development cost deduction will be reevaluated by XTO Energy and revised as necessary, based on the 2009 budget and the timing and amount of actual expenditures.  See Note 2 to Condensed Financial Statements.

Overhead

Overhead increased 5% for the quarter and 9% for the nine-month period primarily because of the annual rate adjustment based on an industry index.

Excess Costs

Costs exceeded revenues by $211,756 ($169,405 net to the trust) on properties underlying the Kansas net profits interests in October 2009.  Lower gas prices due to reduced demand as a result of the U.S. recession and excess supply caused costs to exceed revenues on properties underlying the Kansas net profits interests. However, these excess costs did not reduce net proceeds from the remaining conveyances.  XTO Energy advised the trustee that even with the increase in recent gas prices, it will take several months to fully recover these excess costs.

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

New Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new rule sets forth the period after the balance sheet date during which management should evaluate any events or transactions for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize such events or transactions in its financial statements, and the disclosures that an entity should make about such events or transactions. We have evaluated subsequent events through October 26, 2009.

In December 2008, the Securities and Exchange Commission (SEC) released Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements call for companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices.  The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009.  The effect of adopting the SEC rule has not been determined, but it is not expected to have a significant effect on the trust’s reported financial position or distributable income.

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding the net profits interests, underlying properties, development activities, annual and monthly development, production and other costs and expenses, recovery of excess costs, monthly development cost deductions, oil and gas prices and differentials to NYMEX prices, supply levels, future drilling, workover and restimulation plans, distributions to unitholders and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2008, which is incorporated by this reference as though fully set forth herein.  Although XTO Energy and the trustee believe that the expectations reflected in such forward-looking statements are reasonable, neither XTO Energy nor the trustee can give any assurance that such expectations will prove to be correct.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the trust’s market risks, as disclosed in Part II, Item 7A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2008 other than the addition of the market risk described below:

Currently, cash held by the trustee as a reserve for liabilities and for the payment of expenses and distributions to unitholders is invested in Bank of America, N.A. certificates of deposit which are backed by the good faith and credit of Bank of America, N.A., but are only insured by the Federal Deposit Insurance Corporation up to $250,000.  Each unitholder should independently assess the creditworthiness of Bank of America, N.A.  For more information about the credit rating of Bank of America, N.A., please refer to its periodic filings with the SEC.  The trust does not lend money and has limited ability to borrow money, which the trustee believes limits the trust’s risk from the currently tight credit markets. The trust’s future royalty income, however, may be subject to risks relating to the creditworthiness of the operators of the underlying properties and other purchasers of crude oil and natural gas produced from the underlying properties, as well as risks associated with fluctuations in the price of crude oil and natural gas. See “Item 1A — Risk Factors — Cash held by the trustee is not fully insured by the Federal Deposit Insurance Corporation, and future royalty income may be subject to risks relating to the creditworthiness of third parties.”  Information contained in Bank of America, N.A.’s periodic filings with the SEC is not incorporated by reference into this quarterly report on Form 10-Q and should not be considered part of this report or any other filing that the trust makes with the SEC.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, the trustee carried out an evaluation of the effectiveness of the trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, the trustee concluded that the trust’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the trust in the reports that it files or submits under the Securities Exchange Act of 1934 and are effective in ensuring that information required to be disclosed by the trust in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the trustee to allow timely decisions regarding required disclosure .  In its evaluation of disclosure controls and procedures, the trustee has relied, to the extent considered reasonable, on information provided by XTO Energy.  There has not been any change in the trust’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the trust’s internal control over financial reporting.

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

Currently, cash held by the trustee as a reserve for liabilities and for the payment of expenses and distributions to unitholders is invested in Bank of America, N.A. certificates of deposit which are backed by the good faith and credit of Bank of America, N.A., but are only insured by the Federal Deposit Insurance Corporation up to $250,000.  Each unitholder should independently assess the creditworthiness of Bank of America, N.A.  For more information about the credit rating of Bank of America, N.A., please refer to its periodic filings with the SEC.  The trust does not lend money and has limited ability to borrow money, which the trustee believes limits the trust’s risk from the currently tight credit markets. The trust’s future royalty income, however, may be subject to risks relating to the creditworthiness of the operators of the underlying properties and other purchasers of crude oil and natural gas produced from the underlying properties, as well as risks associated with fluctuations in the price of crude oil and natural gas.  Information contained in Bank of America, N.A.’s periodic filings with the SEC is not incorporated by reference into this quarterly report on Form 10-Q and should not be considered part of this report or any other filing that the trust makes with the SEC.

Items 2 through 5.

Not applicable.

Item6.	Exhibits.

(a)	Exhibits.

Exhibit Number
and Description

(15)	Awareness letter of KPMG LLP

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Hugoton Royalty Trust filed with the Securities and Exchange Commission on February 25, 2009 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/s/ Nancy G. Willis
Nancy G. Willis
Vice President

XTO ENERGY INC.

Date: October 27, 2009	By	/s/ Louis G. Baldwin
Louis G. Baldwin
Executive Vice President
and Chief Financial Officer