Form 10-K
period 2009-12-31
HUGOTON ROYALTY TRUST
filed 2010-02-23
CIK 862022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

(Registrant’s Telephone Number Including Area Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the units of beneficial interest of the trust, based on the closing price on the New York Stock Exchange as of June 30, 2009 (the last business day of its most recently completed second fiscal quarter), held by non-affiliates of the registrant on that date was approximately $555 million.

At February 16, 2010, there were 40,000,000 units of beneficial interest of the trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below is the only document parts of which are incorporated herein by reference and the parts of this report into which the document is incorporated:

None

HUGOTON ROYALTY TRUST

2009 ANNUAL REPORT ON FORM 10-K

i

HUGOTON ROYALTY TRUST

GLOSSARY OF TERMS

The following are definitions of significant terms used in this Annual Report on Form 10-K:

Bbl	Barrel (of oil)
Bcf	Billion cubic feet (of natural gas)
Mcf	Thousand cubic feet (of natural gas)
MMBtu	One million British Thermal Units, a common energy measurement
net proceeds	Gross proceeds received by XTO Energy from sale of production from the underlying properties, less applicable costs, as defined in the net profits interest conveyances
net profits income	Net proceeds multiplied by the net profits percentage of 80%, which is paid to the trust by XTO Energy. “Net profits income” is referred to as “royalty income” for tax reporting purposes.
net profits interest	An interest in an oil and gas property measured by net profits from the sale of production, rather than a specific portion of production. The following defined net profits interests were conveyed to the trust from the underlying properties:
80% net profits interests — interests that entitle the trust to receive 80% of the net proceeds from the underlying properties.
underlying properties	XTO Energy’s interest in certain oil and gas properties from which the net profits interests were conveyed. The underlying properties include working interests in predominantly gas-producing properties located in Kansas, Oklahoma and Wyoming.
working interest	An operating interest in an oil and gas property that provides the owner a specified share of production that is subject to all production expense and development costs

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

Costs exceeded revenues on properties underlying the Wyoming net profits interests for November 2008 and November and December 2007 and on properties underlying the Kansas net profits interests for October and November 2009. For further information on excess costs, see Trustee’s Discussion and Analysis of Financial Condition and Results of Operations, under Item 7.

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

To the extent allowed, XTO Energy is responsible for marketing its production from the underlying properties under existing sales contracts or new arrangements on the best terms reasonably obtainable in the circumstances. See “Pricing and Sales Information” under Item 2, Properties.

On December 13, 2009, XTO Energy entered into a definitive merger agreement with Exxon Mobil Corporation under which XTO Energy would become a wholly owned subsidiary of ExxonMobil. The completion of this merger is subject to certain conditions, including approval of the merger agreement by XTO Energy stockholders and certain government and regulatory approvals. The merger is not expected to have a material effect on trust annual distributable income, financial position or liquidity. The merger is expected to close in the second quarter of 2010.

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

Approximately 84% of the net profits income received by the trust during 2009, as well as 86% of the estimated proved reserves of the net profits interests at December 31, 2009 (based on estimated future net cash flows using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period), is attributable to natural gas. There has historically been a greater demand for gas during the winter months than the rest of the year. Otherwise, trust income generally is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The trust conducts no research activities.

Item 1A. Risk Factors

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by the trustee from time to time. Such factors, among others, may have a material adverse effect upon the trust’s financial condition, distributable income and changes in trust corpus.

The following discussion of risk factors should be read in conjunction with the financial statements and related notes included under Item 8, Financial Statements and Supplementary Data. Because of these and other factors, past financial performance should not be considered an indication of future performance.

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

Production expense and development costs are deducted in the calculation of the trust’s share of net proceeds. Accordingly, higher or lower production expense and development costs, without concurrent changes in revenue, will directly decrease or increase the amount received by the trust. If development costs and production expense for underlying properties in a particular state exceed the production proceeds from the properties (as was the case with respect to the properties underlying the Wyoming net profits interests in November and December 2007 and November 2008 and the properties underlying the Kansas net profits interests in October and November 2009), the trust will not receive net proceeds for those properties until future proceeds from production in that state exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs.

Proved reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in reserve estimates or underlying assumptions could cause the quantities and net present value of the reserves to be overstated.

Estimating proved oil and gas reserves is inherently uncertain. Petroleum engineers consider many factors and make assumptions in estimating reserves and future net cash flows. Those factors and assumptions include historical production from the area compared with production rates from similar producing areas, the effects of governmental regulation, assumptions about future commodity prices, production expense and development costs, taxes and capital expenditures, the availability of enhanced recovery techniques and relationships with landowners, working interest partners, pipeline companies and others. Lower oil and gas prices generally cause lower estimates of proved reserves. Ultimately, actual production, revenues and expenditures for the underlying properties will vary from estimates and those variances could be material. Because the trust owns net profits interests, it does not own a specific percentage of the oil and gas reserves. Estimated proved reserves for the net profits interests are based on estimates of reserves for the underlying properties and an allocation method that considers estimated future net proceeds and oil and gas prices. Because trust reserve quantities are determined using an allocation formula, increases or decreases in oil and gas prices can significantly affect estimated reserves of the net profits interests.

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

Currently, cash held by the trustee as a reserve for liabilities and for the payment of expenses and distributions to unitholders is invested in Bank of America, N.A. certificates of deposit which are backed by the good faith and credit of Bank of America, N.A., but are only insured by the Federal Deposit Insurance Corporation up to $250,000. Each unitholder should independently assess the creditworthiness of Bank of America, N.A. For more information about the credit rating of Bank of America, N.A., please refer to its periodic filings with the SEC. The trust does not lend money and has limited ability to borrow money, which the trustee believes limits the trust’s risk from the currently tight credit markets. The trust’s future royalty income, however, may be subject to risks relating to the creditworthiness of the operators of the underlying properties and other purchasers of crude oil and natural gas produced from the underlying properties, as well as risks associated with fluctuations in the price of crude oil and natural gas. Information contained in Bank of America N.A.’s periodic filings with the SEC is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report or any other filing that the trust makes with the SEC.

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

Terrorist attacks and the threat of terrorist attacks, whether domestic or foreign, as well as military or other actions taken in response, cause instability in the global financial and energy markets. Terrorism and other geopolitical hostilities could adversely affect trust distributions or the market price of the trust units in unpredictable ways, including through the disruption of fuel supplies and markets, increased volatility in oil and natural gas prices, or the possibility that the infrastructure on which the operators of the underlying properties rely could be a direct target or an indirect casualty of an act of terror.

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

On December 13, 2009, XTO Energy entered into a definitive merger agreement with Exxon Mobil Corporation under which XTO Energy would become a wholly owned subsidiary of ExxonMobil. The completion of this merger is subject to certain conditions, including approval of the merger agreement by XTO Energy stockholders and certain government and regulatory approvals. The merger is not expected to have a material effect on trust annual distributable income, financial position or liquidity. The merger is expected to close in the second quarter of 2010.

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

Item 1B. Unresolved Staff Comments

As of December 31, 2009, the trust did not have any unresolved Securities and Exchange Commission staff comments.

Item 2. Properties

The net profits interests are the principal asset of the trust. The trustee cannot acquire any other assets, with the exception of certain short-term investments as specified under Item 1, Business. The trustee may sell or otherwise dispose of all or any part of the net profits interests if approved by at least 80% of the unitholders, or upon termination of the trust. Otherwise, the trust may only sell up to 1% of the value of the net profits interests in any calendar year, pursuant to notice from XTO Energy of its desire to sell the related underlying properties. Any such sale must be for cash with the proceeds promptly distributed to the unitholders. All the underlying properties are currently owned by XTO Energy. XTO Energy may sell all or any portion of the underlying properties at any time, subject to and burdened by the net profits interests.

The underlying properties are predominantly gas-producing properties with established production histories in the Hugoton area of Oklahoma and Kansas, the Anadarko Basin of Oklahoma and the Green River Basin of Wyoming. The average reserve-to-production index for the underlying properties as of December 31, 2009 is approximately 13 years. This index is calculated using total proved reserves and estimated 2010 production for the underlying properties. The projected 2010 production is from proved developed producing reserves as of December 31, 2009. Based on estimated future net cash flows at 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, the proved reserves of the underlying properties are approximately 86% natural gas and 14% oil. XTO Energy operates approximately 94% of the underlying properties.

Because the underlying properties are working interest, production expense, development costs and overhead are deducted in calculating net profits income. As a result, net profits income is affected by the level of maintenance and development activity on the underlying properties. See Trustee’s Discussion and Analysis of Financial Condition and Results of Operations, under Item 7. Total 2009 development costs deducted for the underlying properties were $21 million, a decrease of 54% from the prior year. XTO Energy has informed the trustee that total 2010 budgeted development costs for the underlying properties are between $10 million and $15 million.

Significant Properties

Hugoton Area

Natural gas was discovered in the Hugoton area in 1922. With an estimated five million productive acres covering parts of Texas, Oklahoma and Kansas, the Hugoton area is one of the largest domestic natural gas producing areas. During 2009, daily sales volumes from the underlying properties in the Hugoton area averaged approximately 19,200 Mcf of gas and 50 Bbls of oil.

Most of the production from the underlying properties in the Hugoton area is from the Chase formation. XTO Energy has informed the trustee that it plans to develop other formations that underlie the 79,500 net acres held by production by the Chase formation wells, which include the Council Grove, Morrow, Chester and St. Louis formations. These formations are characterized by both oil and gas production from a variety of structural and stratigraphic traps. Since 2003, XTO Energy has drilled wells to these formations and plans to continue this development program in 2010.

Within this area, XTO Energy drilled 3 gross (3.0 net) wells but did not perform any workovers in 2009. XTO Energy has informed the trustee that it plans to drill up to two wells and will perform up to 20 workovers during 2010.

XTO Energy’s future development plans for the underlying properties in the Hugoton area include:

•	additional compression to lower line pressures,
•	installing artificial lift,
•	opening new producing zones in existing wells,

•	restimulating producing intervals in existing wells utilizing new technology,
•	deepening existing wells to new producing zones, and
•	drilling additional wells.

XTO Energy delivers most of its Hugoton gas production to a gathering and processing system operated by a subsidiary. This system collects approximately 62% of its throughput from underlying properties, which, in recent months, has been approximately 14,000 Mcf per day from 254 wells. The gathering subsidiary purchases the gas from XTO Energy at the wellhead, gathers and transports the gas to its plant, and treats and processes the gas at the plant. The gathering subsidiary pays XTO Energy for wellhead volumes at a price of 80% to 85% of the net residue price received by XTO Energy’s marketing affiliate. This affiliate currently sells the residue to a pipeline at a price based on a monthly pipeline index less actual third party fees.

Other Hugoton gas production is sold under a third party contract. Under the contract, XTO Energy receives 74.5% of the net proceeds received from the sale of the residue gas and liquids.

Anadarko Basin

Oil and gas accumulations were discovered in the Anadarko Basin of western Oklahoma in 1945. XTO Energy is one of the largest producers in the Ringwood, Northwest Okeene and Cheyenne Valley fields of Major County, the Northeast Cedardale field of Woodward County and the Elk City field of Beckham County, the principal producing regions of the underlying properties in the Anadarko Basin. Daily sales volumes from the underlying properties in the Anadarko Basin averaged 34,100 Mcf of gas and 618 Bbls of oil in 2009.

The fields in the Major County area are characterized by oil and gas production from a variety of structural and stratigraphic traps. Productive zones include the Oswego, Red Fork, Inola, Chester, Manning, Mississippian, Hunton and Arbuckle formations. Within this area, XTO Energy drilled 1 gross (1.0 net) wells but did not perform any workovers in 2009. XTO Energy has informed the trustee that it does not plan to drill any new wells but will perform up to 12 workovers in Major County during 2010.

The fields within Woodward County are characterized primarily by gas production from a variety of structural and stratigraphic traps. Productive zones include the Cottage Grove, Oswego, Chester and Mississippian formations. Within this area, XTO Energy did not drill any wells or perform any workovers in 2009. XTO Energy has informed the trustee that it does not plan to drill any new wells but will perform up to 6 workovers in Woodward County during 2010.

The Elk City field on the eastern edge of Beckham County produces oil and gas from a structural anticline with stratigraphic trapping features. Production zones include the Hoxbar, Atoka and Morrow formations. Within this area, XTO Energy drilled 1 gross (0.9 net) wells but did not perform any workovers in 2009. XTO Energy has informed the trustee that it plans to drill up to three wells and perform up to 10 workovers within the Elk City field during 2010.

XTO Energy plans to further develop the underlying properties in the Anadarko Basin primarily through:

•	mechanical stimulation of existing wells,
•	installing artificial lift,
•	opening new producing zones in existing wells,
•	deepening existing wells to new producing zones, and
•	drilling additional wells.

A gathering subsidiary of XTO Energy operates a 300-mile gathering system and pipeline in the Major County area. The gathering subsidiary and a third-party processor purchase natural gas produced at the wellhead from XTO Energy and other producers in the area under various agreements including life-of-production contracts. The gathering subsidiary gathers and transports the gas to a third-party processor, which processes the gas and pays XTO Energy and other producers for at least 50% of the liquids processed. After the gas is processed, the gathering subsidiary transports the gas via a residue pipeline to a connection with an interstate pipeline. The gathering subsidiary sells the residue gas to the marketing subsidiary of XTO Energy based upon a weighted average price. The gathering subsidiary pays this price to XTO Energy less a compression and gathering fee of approximately $0.31 per Mcf of residue gas. This gathering fee was previously approved by the Federal Energy Regulatory Commission when the gathering subsidiary was regulated. During 2009, the gathering system collected approximately 12,000 Mcf per day from 365 wells, approximately 57% of which XTO Energy operates. Estimated capacity of the gathering system is 28,000 Mcf per day. The gathering subsidiary also provides contract operating services to properties in Woodward County, collecting approximately 12,000 Mcf per day from 184 wells, for an average fee of approximately $0.05 per Mcf.

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

Daily 2009 sales volumes from the underlying properties in the Fontenelle Field averaged 19,700 Mcf of natural gas and 46 Bbls of oil. In 2009, XTO Energy did not drill any wells or perform any workovers. XTO Energy has advised the trustee that it does not plan to drill any new wells but will perform up to 4 workovers in the Green River Basin during 2010. XTO Energy has advised the trustee that it is continuing its efforts to reduce pipeline pressure which has shown potential for increasing production and extending field life in the Fontenelle Field.

Potential development activities for the underlying properties in this area include:

•	installing artificial lift,
•	restimulating producing intervals utilizing new technology,
•	additional compression to lower line pressures, and
•	opening new producing zones in existing wells.

XTO Energy markets the gas produced from the Fontenelle Unit and nearby properties under three different marketing arrangements. Under the agreement covering approximately 70% of the gas sold, XTO Energy compresses the gas on the lease, transports it off the lease and compresses the gas again prior to entry into the gas plant pipeline. The pipeline transports the gas to the gas plant, where the gas is processed, then redelivered to XTO Energy. The owner of the gas plant and related pipeline charges XTO Energy for operational fuel and processing. In 2009, the fuel charge was 1.89% of the volumes produced and the processing fee was approximately $0.11 per MMBtu. XTO Energy transports and sells this gas directly to the markets based on a spot sales price. The gas not sold under the above arrangement is sold either under a similar arrangement where the fee is approximately $0.17 per MMBtu, or under a contract where XTO Energy directly sells the gas to a third party on the lease at an adjusted index price. Condensate is sold at the lease to an independent third party at market rates.

Producing Acreage, Drilling and Well Counts

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

The underlying properties are interests in developed properties located primarily in gas producing regions of Kansas, Oklahoma and Wyoming. The following is a summary of the approximate producing acreage of the underlying properties at December 31, 2009. Undeveloped acreage is not significant.

	Gross	Net
Hugoton Area	212,886	198,010
Anadarko Basin	180,333	134,500
Green River Basin	37,912	28,375
Total	431,131	360,885

The following is a summary of the producing wells on the underlying properties as of December 31, 2009:

	Operated Wells		Nonoperated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Gas	1,267.0	1,125.0	306.0	70.2	1,573.0	1,195.2
Oil	43.0	38.2	8.0	1.4	51.0	39.6
Total	1,310.0	1,163.2	314.0	71.6	1,624.0	1,234.8

The following is a summary of the number of wells drilled on the underlying properties during the years indicated. Unless otherwise indicated, all wells drilled are developmental. There were 2 gross (1.0 net) wells in process of drilling at December 31, 2009.

	2009		2008		2007
	Gross	Net	Gross	Net	Gross	Net
Completed gas wells	9	5.1	54	35.0	51	30.4
Completed oil wells	1	1.0	1	0.1	—	—
Non-productive wells	—	—	—	—	—	—
Total(a)	10	6.1	55	35.1	51	30.4

(a)	Included in totals are 5 gross (1.2 net) wells in 2009, 14 gross (2.6 net) wells in 2008 and 17 gross (4.3 net) wells in 2007, drilled on nonoperated interests.

Estimated Proved Reserves and Future Net Cash Flows

The following are proved reserves of the underlying properties, as estimated by independent engineers, and proved reserves and future net cash flows from proved reserves of the net profits interests, based on an allocation of these reserves, at December 31, 2009:

	Underlying Properties		Net Profits Interests
	Proved Reserves(a)		Proved Reserves(a)(b)		Future Net Cash Flows from Proved Reserves(a)(c)
	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Undiscounted	Discounted
(in Thousands)
Oklahoma	212,999	2,511	83,040	972	$313,488	$162,865
Wyoming	85,663	102	23,805	29	63,585	34,226
Kansas	24,583	392	10,208	123	39,264	22,932
TOTAL	323,245	3,005	117,053	1,124	$416,337	$220,023

(a)	Based on 12-month average oil price of $57.17 per Bbl and $3.28 per Mcf for gas, based on the first-day-of-the-month price for each month in the period. Discounted estimated future net cash flows from proved reserves decreased 47% from year-end 2008 to 2009, primarily because of a 27% decrease in natural gas prices partially offset by a 36% increase in oil prices.

(b)	Since the trust has defined net profits interests, the trust does not own a specific percentage of the oil and gas reserves. Because trust reserve quantities are determined using an allocation formula, any fluctuations in actual or assumed prices or costs will result in revisions to the estimated reserve quantities allocated to the net profits interests.
(c)	Before income taxes since future net cash flows are not subject to taxation at the trust level. Future net cash flows are discounted at an annual rate of 10%.

Our proved reserves consists of the following:

	Underlying Properties		Net Profits Interests
	Proved Reserves		Proved Reserves
	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
(in Thousands)
Proved developed reserves	283,864	2,560	110,050	1,056
Proved undeveloped reserves	39,381	445	7,003	68
Total proved reserves	323,245	3,005	117,053	1,124

Approximately 88% of the underlying proved reserves are proved developed reserves.

The process of estimating oil and gas reserves is complex and requires significant judgment as discussed in Item 1A, Risk Factors, and is performed by XTO Energy. As a result, XTO Energy has developed internal policies and controls for estimating and recording reserves. XTO Energy’s policies regarding booking reserves require proved reserves to be in compliance with the SEC definitions and guidance. XTO Energy’s policies assign responsibilities for compliance in reserves bookings to its reserve engineering group and require that reserve estimates be made by qualified reserves estimators, as defined by the Society of Petroleum Engineers’ standards. All qualified reserves estimators are required to receive education covering the fundamentals of SEC proved reserves assignments.

The XTO Energy reserve engineering group reviews reserve estimates with our third-party petroleum consultants, Miller and Lents, Ltd., independent petroleum engineers. Miller and Lents, Ltd. estimated oil and gas reserves attributable to the underlying properties as of December 31, 2009, 2008, 2007 and 2006. Miller and Lents’ primary technical person responsible for calculating the trust’s reserves has more than 30 years of experience as a reserve engineer. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

Oil and Natural Gas Production

Trust production is recognized in the period net profits income is received, which is the month following receipt by XTO Energy, and generally two months after the time of production. Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for the three years ended December 31, 2009 were as follows:

	2009	2008	2007
Production
Underlying Properties
Gas – Sales (Mcf)	26,641,595	28,176,094	28,092,224
Average per day (Mcf)	72,991	76,984	76,965
Oil – Sales (Bbls)	260,499	341,754	305,594
Average per day (Bbls)	714	934	837
Net Profits Interests
Gas – Sales (Mcf)	8,326,148	13,134,564	11,233,503
Average per day (Mcf)	22,811	35,887	30,777
Oil – Sales (Bbls)	90,552	169,915	140,805
Average per day (Bbls)	248	464	386
Average Sales Price
Gas (per Mcf)	$3.38	$7.75	$5.70
Oil (per Bbl)	$54.10	$104.62	$64.35

Pricing and Sales Information

A subsidiary of XTO Energy purchases most of XTO Energy’s natural gas production based on a weighted average sales price, then sells the gas to third parties. Oil production is generally marketed at the wellhead to third parties at the best available price. XTO Energy arranges for some of its natural gas to be processed by unaffiliated third parties and markets the natural gas liquids. The natural gas attributable to the underlying properties is marketed under contracts existing at trust inception. Contracts covering production from the Ringwood area of the Major County area are generally for the life of the lease, and the contract for the majority of production from the Hugoton area was extended through 2010. If new contracts are entered with unaffiliated third parties, the proceeds from sales under those new contracts will be included in gross proceeds from the underlying properties. If new contracts are entered with XTO Energy’s marketing subsidiary, it may charge XTO Energy a fee that may not exceed 2% of the sales price of the oil and natural gas received from unaffiliated parties. The sales price is net of any deductions for transportation from the wellhead to the unaffiliated parties and any gravity or quality adjustments.

Regulation

Natural Gas Regulation

The interstate transportation and sale for resale of natural gas is subject to federal regulation, including transportation and storage rates charged, tariffs, and various other matters, by the Federal Energy Regulatory Commission. Federal price controls on wellhead sales of domestic natural gas terminated on January 1, 1993. While natural gas prices are currently unregulated, Congress historically has been active in the area of natural gas regulation. It is impossible to predict whether new legislation to regulate natural gas might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, such proposals might have on the operations of the underlying properties. On August 8, 2005, Congress enacted the Energy Policy Act of 2005. The Energy Policy Act, among other things, amended the Natural Gas Act to prohibit market manipulation by any entity, to direct FERC to facilitate market transparency in the market for sale or transportation of physical natural gas in interstate commerce, and to significantly increase the penalties for violations of the Natural Gas Act, the Natural Gas Policy Act of 1978, or FERC rules, regulations or orders thereunder. FERC has promulgated regulations to implement the Energy Policy Act.

Federal Regulation of Oil

Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at market prices. The net price received from the sale of these products is affected by market transportation costs. Under rules adopted by FERC effective January 1995, interstate oil pipelines can change rates based on an inflation index, though other rate mechanisms may be used in specific circumstances.

On December 19, 2007, the President signed into law the Energy Independence & Security Act of 2007 (PL 110-140). The EISA, among other things, prohibits market manipulation by any person in connection with the purchase or sale of crude oil, gasoline or petroleum distillates at wholesale in contravention of such rules and regulations that the Federal Trade Commission may prescribe, directs the Federal Trade Commission to enforce the regulations, and establishes penalties for violations thereunder. XTO Energy has advised the trustee that it cannot predict the impact of future government regulation on any natural gas facilities, sales or transportation transactions.

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

There is an increased focus by local, national and international regulatory bodies on greenhouse gas (GHG) emissions and climate change. Various regulatory bodies have announced their intent to regulate GHG emissions. As these regulations are under development, XTO Energy is unable to predict the total impact of the potential regulations upon the operators of the underlying properties, and it is possible that operators of the underlying properties could face increases in operating costs in order to comply with GHG emissions legislation, which costs could reduce net proceeds payable to the trust and trust distributions.

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

Item 3. Legal Proceedings

On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the United States District Court for the Western District of Oklahoma by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the U.S. False Claims Act against XTO Energy. Grynberg alleges that XTO Energy underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans in amounts in excess of 20% as a result of mismeasuring the volume of natural gas, incorrectly analyzing its heating content and improperly valuing the natural gas. Grynberg seeks treble damages for the unpaid royalties (with interest, attorney’s fees and expenses), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for XTO Energy to cease the allegedly improper measuring practices. This lawsuit against XTO Energy and similar lawsuits filed by Grynberg against more than 300 other companies was consolidated in the United States District Court for Wyoming. In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims, and Grynberg’s appeal of this decision was dismissed for lack of appellate jurisdiction in May 2003. In response to a motion to dismiss filed by XTO Energy and other defendants, in October 2006 the district judge held that Grynberg failed to establish the jurisdictional requirements to maintain the action against XTO Energy and other defendants and dismissed the actions for lack of subject matter jurisdiction. Grynberg filed an appeal of this decision to the United States Tenth Circuit Court of Appeals. In March 2009, the Tenth Circuit affirmed the trial court’s dismissal of the case and the U.S. Supreme Court has denied Grynberg’s application for appeal. XTO Energy has entered into an agreement with the plaintiff whereby XTO Energy and the plaintiff dismissed all claims against each other. The court granted the dismissal of the claims on November 3, 2009, effectively ending this case.

An amended petition for a class action lawsuit, Beer, et al. v. XTO Energy Inc., was filed in January 2006 in the District Court of Texas County, Oklahoma by certain royalty owners of natural gas wells in Oklahoma and Kansas. The plaintiffs allege that XTO Energy has not properly accounted to the plaintiffs for the royalties to which they are entitled and seek an accounting regarding the natural gas and other products produced from their wells and the prices paid for the natural gas and other products produced, and for payment of the monies allegedly owed since June 2002, with a certain limited number of plaintiffs claiming monies owed for additional time. XTO Energy removed the case to federal district court in Oklahoma City. A hearing on the class certification was conducted in October 2008. At the class certification hearing, the plaintiffs sought to certify a class of royalty owners whose wells were connected to a processing plant owned by a subsidiary of XTO Energy in the Hugoton Field, with two sub-classes consisting of owners in Oklahoma and Kansas. In March 2009, the District Court granted the motion to certify the class. The plaintiffs filed a motion for summary judgment for only the two named plaintiffs. The court granted the motion in the amount of $12,779. A motion for summary judgment related to the remainder of the class is pending. Trial on the merits is scheduled for 2010. The plaintiffs have not alleged in their petition an amount that they are seeking. XTO Energy has informed the trustee that it believes that it has strong defenses to this lawsuit and intends to vigorously defend its position. The case is set for trial in 2010. However, if XTO Energy ultimately makes any settlement payments or receives a judgment against it, the trust will bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if a judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity. It could, however, result in costs exceeding revenues on the properties underlying the Oklahoma and Kansas net profit interests for one or more monthly distributions, depending on the size of the judgment or settlement, if any, and the net proceeds being paid at that time.

In September 2008, a class action lawsuit was filed against XTO Energy styled Wallace B. Roderick Revocable Living Trust, et al. v. XTO Energy Inc. in the District Court of Kearny County, Kansas. XTO Energy removed the case to federal court in Wichita, Kansas. The plaintiffs allege that XTO Energy has improperly taken post-production costs from royalties paid to the plaintiffs from wells located in Kansas, Oklahoma and Colorado. The plaintiffs also seek to represent all royalty owners in these three states as a class. The plaintiffs’ claims overlap the claims made by the plaintiffs in the Beer case as to certain properties. XTO Energy has answered, denying all claims, and has filed motions to dismiss a portion of the claims. The federal court recently granted XTO Energy’s motion for summary judgment concerning prior settled class actions that overlap plaintiffs’ proposed class action. The court also granted XTO Energy’s motion to dismiss those portions of plaintiffs’ class that are currently being prosecuted in the Beer class action discussed above. XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to this lawsuit and intends to vigorously defend its position. However, if XTO Energy ultimately makes any settlement payments or receives a judgment against it, the trust will bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if the judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity. It could, however, result in costs exceeding revenues on the properties underlying the Oklahoma and Kansas net profit interests for one or more monthly distributions, depending on the size of the judgment or settlement, if any, and the net proceeds being paid at that time.

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

No matters were submitted to a vote of unitholders during 2009.

PART II

Item 5. Market for Units of the Trust, Related Security Holder Matters and Trust Purchases of Units

Units of Beneficial Interest

The units of beneficial interest in the trust began trading on the New York Stock Exchange on April 9, 1999 under the symbol “HGT.” The following are the high and low unit sales prices and total cash distributions per unit paid by the trust during each quarter of 2009 and 2008:

	Sales Price		Distributions per Unit
Quarter	High	Low
2009
First	$18.08	$7.29	$0.136634
Second	15.02	9.26	0.106593
Third	19.05	11.96	0.209290
Fourth	18.40	15.45	0.280139
			$0.732656

2008
First	$29.85	$22.52	$0.544229
Second	37.86	27.14	0.838873
Third	37.65	24.50	1.092216
Fourth	27.29	14.00	0.437042
			$2.912360

At December 31, 2009, there were 40,000,000 units outstanding and approximately 994 unitholders of record; 39,277,902 of these units were held by depository institutions.

The trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

Item 6. Selected Financial Data

	Year Ended December 31
	2009	2008	2007	2006	2005
Net Profits Income	$30,180,880	$117,268,069	$70,499,584	$91,241,196	$105,129,321
Distributable Income	29,306,240	116,494,400	69,388,520	90,910,760	104,831,880
Distributable Income per Unit	0.732656	2.912360	1.734713	2.272769	2.620797
Distributions per Unit	0.732656	2.912360	1.734713	2.272769	2.620797
Total Assets at Year-End	144,162,380	147,867,855	161,034,033	165,609,772	185,459,610

Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Calculation of Net Profits Income

The following is a summary of the calculation of net profits income received by the trust:

	Year Ended December 31(a)			Three Months Ended December 31(a)
	2009	2008	2007	2009	2008
Sales Volumes
Gas (Mcf)(b)
Underlying properties	26,641,595	28,176,094	28,092,224	6,536,638	6,808,017
Average per day	72,991	76,984	76,965	71,050	74,000
Net profits interests	8,326,148	13,134,564	11,233,503	3,053,845	2,218,747
Oil (Bbls)(b)
Underlying properties	260,499	341,754	305,594	54,739	77,975
Average per day	714	934	837	595	848
Net profits interests	90,552	169,915	140,805	26,195	29,676
Average Sales Prices
Gas (per Mcf)	$3.38	$7.75	$5.70	$3.45	$6.03
Oil (per Bbl)	$54.10	$104.62	$64.35	$78.90	$91.81
Revenues
Gas sales	$90,049,682	$218,253,910	$160,104,931	$22,564,668	$41,058,215
Oil sales	14,092,634	35,754,556	19,666,471	4,318,749	7,158,846
Total Revenues	104,142,316	254,008,466	179,771,402	26,883,417	48,217,061
Costs
Taxes, transportation and other	13,849,086	23,271,226	18,429,983	3,664,113	4,643,403
Production expense	21,038,815	27,454,543	22,268,104	4,925,553	7,028,920
Development costs(c)	21,000,000	46,000,000	42,750,000	1,500,000	12,000,000
Overhead	10,628,875	9,830,861	9,052,303	2,728,359	2,552,099
Excess costs(d)	(100,560)	866,750	(853,468)	(100,560)	3,192
Total Costs	66,416,216	107,423,380	91,646,922	12,717,465	26,227,614
Net Proceeds	37,726,100	146,585,086	88,124,480	14,165,952	21,989,447
Net Profits Percentage	80%	80%	80%	80%	80%
Net Profits Income	$30,180,880	$117,268,069	$70,499,584	$11,332,762	$17,591,558

(a)	Because of the two-month interval between time of production and receipt of net profits income by the trust: 1) oil and gas sales for the year ended December 31 generally relate to twelve months of production for the period November through October, and 2) oil and gas sales for the three months ended December 31 generally relate to production for the period August through October.
(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. Changes in any of these factors may result in disproportionate fluctuations in volumes allocated to the net profits interests. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.
(c)	See Note 5 to Financial Statements under Item 8, Financial Statements and Supplementary Data.
(d)	See Note 4 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

Results of Operations

Years Ended December 31, 2009, 2008 and 2007

Net profits income for 2009 was $30,180,880, as compared with $117,268,069 for 2008 and $70,499,584 for 2007. The 74% decrease in net profits income from 2008 to 2009 is primarily the result of lower oil and gas prices and decreased oil and gas production, partially offset by lower development costs, lower taxes, transportation and other costs and decreased production expense. The 66% increase in net profits income from 2007 to 2008 was primarily the result of higher oil and gas prices and increased oil production, partially offset by increased production expense, higher taxes, transportation and other costs and higher development costs. Approximately 84% in 2009, 85% in 2008 and 88% in 2007 of net profits income was derived from natural gas sales.

Trust administration expense was $875,105 in 2009 as compared to $864,872 in 2008 and $1,246,189 in 2007. Administration expense decreased 31% from 2007 to 2008 primarily because of lower costs related to unitholder tax reporting, as a result of a decrease in the number of unitholders, and the timing of expenditures. Interest income was $465 in 2009, $91,203 in 2008 and $135,125 in 2007. Changes in interest income are attributable to fluctuations in net profits income and interest rates. Distributable income was $29,306,240 or $0.732656 per unit in 2009, $116,494,400 or $2.912360 per unit in 2008 and $69,388,520 or $1.734713 per unit in 2007.

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

•	oil and gas sales volumes,
•	oil and gas sales prices, and
•	costs deducted in the calculation of net profits income.

Volumes

From 2008 to 2009, underlying gas sales volumes decreased 5% due to natural production decline, partially offset by the timing of cash receipts and increased production from new wells and workovers. Underlying oil sales volumes decreased 24% from 2008 to 2009 primarily because of the timing of cash receipts and natural production decline, partially offset by increased production from new wells and workovers. From 2007 to 2008, underlying gas sales volumes remained flat as increased production from new wells and workovers was offset by natural production decline. Underlying oil sales volumes increased 12% from 2007 to 2008 primarily because of increased production from new wells and workovers and prior period adjustments, partially offset by natural production decline.

Prices

Gas.  The 2009 average gas price was $3.38 per Mcf, a 56% decrease from the 2008 average gas price of $7.75 Mcf, which was 36% higher than the 2007 average gas price of $5.70 per Mcf. Natural gas prices are affected by the level of North American production, weather, crude oil prices, the U.S. economy, storage levels and import levels of liquefied natural gas. In the first part of 2008, prices for natural gas increased significantly reaching as high as $13.00 per MMBtu in July 2008. Since that date, prices have dropped due to higher than average natural gas in storage caused by shale gas development and declining demand due to the U.S. recession. Natural gas prices are expected to remain volatile.

Gas prices in the Rocky Mountain region were significantly lower for September through November 2008 and April through November 2007 production primarily as a result of scheduled pipeline maintenance in 2008, as well as, pipeline constraints and limited regional demand. This resulted in lower realized prices for the trust’s Wyoming gas production for the November 2008 through January 2009 and June 2007 through January 2008 distributions which, in turn, resulted in excess costs on properties underlying the Wyoming net profits interests (see “Excess costs” below). The onset of winter demand and the completion of scheduled pipeline maintenance have led to a partial rebound of Rocky Mountain gas prices. At February 16, 2010, the average futures price for Wyoming gas for the following six months is expected to be approximately 6%

lower than the NYMEX price. Wyoming gas production was approximately 27% of total trust gas production for the year ended December 31, 2009.

The trust’s average realized gas price was $3.38 per Mcf, 23% lower than the average NYMEX price of $4.37 in 2009; $7.75 per Mcf, 15% lower than the average NYMEX price of $9.13 in 2008; and $5.70 per Mcf, or 18%, lower than the average NYMEX price of $6.94 in 2007. The average NYMEX price for November 2009 through January 2010 was $4.86 per MMBtu. At February 17, 2010, the average NYMEX gas price for the following 12 months was $5.77 per MMBtu.

Oil.  The average oil price for 2009 was $54.10 per Bbl, 48% lower than the average oil price for 2008 of $104.62 per Bbl, which was 63% higher than the average oil price for 2007 of $64.35 per Bbl. In the first part of 2008, prices for oil increased significantly reaching a record high above $147.00 per Bbl in July 2008. However, lower demand as a result of the global economic situation caused oil prices to decline below $40.00 per Bbl last winter. Signs of possible economic improvement have resulted in higher recent oil prices. Oil prices are expected to remain volatile. The average NYMEX price for November 2009 through January 2010 was $76.81 per Bbl. At February 17, 2010, the average NYMEX oil price for the following 12 months was $79.48 per Bbl. Recent trust oil prices have averaged approximately 5% lower than the NYMEX price.

Costs

The calculation of net profits income includes deductions for production expense, development costs and overhead since the related underlying properties are working interests. If monthly costs exceed revenues for any state, these excess costs must be recovered, with accrued interest, from future net proceeds of that state and cannot reduce net profits income from another state. See “Excess costs” below.

Taxes, transportation and other.  Taxes, transportation and other generally fluctuates with changes in total revenues. Taxes, transportation and other decreased 40% from 2008 to 2009 primarily because of decreased production taxes related to lower revenues, partially offset by increased other deductions as a percentage of oil and gas revenues. Taxes, transportation and other increased 26% from 2007 to 2008 primarily because of increased production taxes related to higher revenues, partially offset by decreased property taxes.

Production.  Production expense decreased 23% from 2008 to 2009 primarily because of decreased repairs and maintenance, location and power and fuel costs. Production expense increased 23% from 2007 to 2008 primarily because of overall price increases as well as increased location, repairs and maintenance, fuel, compressor rentals and labor costs, partially offset by mechanical and marketing rebates.

Development.  Development costs deducted were $21.0 million in 2009, $46.0 million in 2008 and $42.8 million in 2007. In 2009, actual development costs were $12.8 million. At December 31, 2009, cumulative budgeted costs exceeded cumulative actual costs by approximately $0.9 million. The development cost deduction was lowered to $3.75 million per month beginning with the February 2007 distribution. Due to lower than anticipated actual costs as a result of the timing of expenditures, the development cost deduction was lowered to $2.0 million for the April and May 2007 distributions, but was increased to $3.75 million with the June 2007 distribution and was maintained at $3.75 million for the remainder of 2007 through the August 2008 distribution. Due to higher than anticipated costs as a result of the timing of expenditures, the monthly development cost deduction was increased to $4.0 million beginning with the September 2008 distribution and was maintained at that level through the March 2009 distribution. As a result of decreased development activity and revisions to the 2009 development budget, the development cost deduction was decreased to $2.0 million beginning with the April 2009 distribution, to $1.0 million beginning with the June 2009 distribution and to $500,000 beginning with the September 2009 distribution and was maintained at the level for the remainder of 2009. The monthly deduction is based in the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. XTO Energy has advised the trustee that this monthly deduction will continue to be evaluated and revised as necessary.

Overhead.  Overhead is charged by XTO Energy for administrative expenses incurred to support operations of the underlying properties. Overhead fluctuates based on changes in the active well count and drilling activity on the underlying properties, as well as an annual cost level adjustment.

Excess costs.  Costs exceeded revenues by $513,475 ($410,780 to the trust) on properties underlying the Kansas net profits interests in October and November 2009. Lower gas prices due to reduced demand as a result of the U.S. recession and excess supply caused costs to exceed revenues on properties underlying the Kansas net profits interests. However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO Energy advised the trustee that increased gas prices led to the partial recovery of excess costs of $410,957 ($328,766 net to the trust), plus accrued interest of $1,958 ($1,566 net to the trust) in December 2009 and the full recovery of excess costs, plus accrued interest in January 2010.

Costs exceeded revenues by $970,780 ($776,624 net to the trust) on properties underlying the Wyoming net profits interests in November 2008. Scheduled pipeline maintenance and limited regional demand led to lower realized gas prices for production in the Rocky Mountain region. These lower gas prices caused costs to exceed revenues on properties underlying the Wyoming net profits interest, however, these excess costs did not reduce net proceeds from the remaining conveyances. XTO Energy advised the trustee that the onset of winter demand and completion of scheduled pipeline maintenance led to a partial rebound of Rocky Mountain gas prices, resulting in the full recovery of excess costs plus accrued interest of $3,192 ($2,554 net to the trust) in December 2008.

Costs exceeded revenues by $853,468 ($682,774 net to the trust) on properties underlying the Wyoming net profits interests in November and December 2007. Limited pipeline capacity and moderate regional demand led to lower realized gas prices for production in the Rocky Mountain region. These lower gas prices caused costs to exceed revenues on properties underlying the Wyoming net profits interest, however, these excess costs did not reduce net proceeds from the remaining conveyances. XTO Energy advised the trustee that with winter demand and the completion of the first phase of a major pipeline expansion in January 2008, Rocky Mountain gas prices increased and the excess costs, plus accrued interest of $10,090 ($8,072 net to the trust), were fully recovered by February 2008.

Fourth Quarter 2009 and 2008

During fourth quarter 2009 the trust received net profits income totaling $11,332,762 compared with fourth quarter 2008 net profits income of $17,591,558. This 36% decrease in net profits income was primarily due to lower oil and gas prices and decreased oil and gas production, partially offset by lower development costs and decreased production expense.

Administration expense was $127,308 and interest income was $106, resulting in fourth quarter 2009 distributable income of $11,205,560 or $0.280139 per unit. Distributable income for fourth quarter 2008 was $17,481,680 or $0.437042 per unit. Distributions to unitholders for the quarter ended December 31, 2009 were:

Record Date	Payment Date	Per Unit
October 30, 2009	November 16, 2009	$0.096543
November 30, 2009	December 14, 2009	0.076476
December 31, 2009	January 15, 2010	0.107120
		$0.280139

Volumes

Fourth quarter underlying gas sales volumes decreased 4% and underlying oil sales volumes decreased 30% from 2008 to 2009. Gas sales volumes decreased primarily because of natural production decline, partially offset by increased production from new wells and workovers and the timing of cash receipts. Oil sales volumes decreased primarily because of the timing of cash receipts, natural production decline and prior period adjustments, partially offset by increased production from new wells and workovers.

Prices

The average fourth quarter 2009 gas price was $3.45 per Mcf, or 43% lower than the fourth quarter 2008 average price of $6.03 per Mcf. The average fourth quarter 2009 oil price was $78.90 per Bbl, or 14% lower than the fourth quarter 2008 average price of $91.81 per Bbl. For further information about product prices, see “Years Ended December 31, 2009, 2008 and 2007 — Prices” above.

Costs

Taxes, transportation and other.  Taxes, transportation and other generally fluctuates with changes in total revenues. Taxes, transportation and other decreased 21% from 2008 to 2009 primarily due to the 44% decrease in total revenues over the same period, partially offset by increased other deductions as a percentage of oil and gas revenues.

Production.  Fourth quarter production expense decreased 30% from 2008 to 2009 primarily because of decreased repairs and maintenance, compressor rentals, location and fuel costs, partially offset by mechanical and marketing rebates received in 2008.

Development.  Development costs, which were deducted based on budgeted development costs, decreased 88% from fourth quarter 2008 to 2009 primarily because of decreased development activity.

Overhead.  Overhead increased 7% from fourth quarter 2008 to 2009 primarily because of the annual rate adjustment based on an oil and gas industry index.

Excess costs.  Costs exceeded revenues by $513,475 ($410,780 to the trust) on properties underlying the Kansas net profits interests in October and November 2009. Lower gas prices due to reduced demand as a result of the U.S. recession and excess supply caused costs to exceed revenues on properties underlying the Kansas net profits interests. However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO Energy advised the trustee that increased gas prices led to the partial recovery of excess costs of $410,957 ($328,766 net to the trust), plus accrued interest of $1,958 ($1,566 net to the trust) in December 2009 and the full recovery of excess costs, plus accrued interest in January 2010.

Costs exceeded revenues by $970,780 ($776,624 net to the trust) on properties underlying the Wyoming net profits interests in November 2008. Scheduled pipeline maintenance and limited regional demand led to lower realized gas prices for production in the Rocky Mountain region. These lower gas prices caused costs to exceed revenues on properties underlying the Wyoming net profits interest, however, these excess costs did not reduce net proceeds from the remaining conveyances. XTO Energy advised the trustee that the onset of winter demand and completion of scheduled pipeline maintenance led to a partial rebound of Rocky Mountain gas prices, resulting in the full recovery of excess costs plus accrued interest of $3,192 ($2,554 net to the trust) in December 2008.

For further information about costs, see “Years Ended December 31, 2009, 2008 and 2007 — Costs” above.

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

Greenhouse Gas Emissions and Climate Change Regulation

There is an increased focus by local, national and international regulatory bodies on greenhouse gas (GHG) emissions and climate change. Various regulatory bodies have announced their intent to regulate GHG emissions. As these regulations are under development, XTO Energy is unable to predict the total impact of the potential regulations upon the operators of the underlying properties, and it is possible that the operators of the underlying properties could face increases in operating costs in order to comply with GHG emissions legislation, which costs could reduce net proceeds payable to the trust and trust distributions.

Off-Balance Sheet Arrangements

The trust has no off-balance sheet financing arrangements. The trust has not guaranteed the debt of any other party, nor does the trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

Contractual Obligations

As shown below, the trust had no obligations and commitments to make future contractual payments as of December 31, 2009, other than the December distribution payable to unitholders in January 2010, as reflected in the statement of assets, liabilities and trust corpus.

	Payments due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Distribution payable to unitholders	$4,284,800	$4,284,800	$—	$—	$—

Related Party Transactions

The underlying properties from which the net profits interests were carved are currently owned by XTO Energy, which operates approximately 94% of the underlying properties. In computing net proceeds, XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses on the underlying properties it operates. As of December 31, 2009, the monthly overhead charge, based on the number of operated wells, was approximately $911,000 ($728,800 the trust) and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy sells a significant portion of natural gas production from the underlying properties to certain of XTO Energy’s wholly owned subsidiaries under contracts in existence when the trust was created, generally at amounts approximating monthly published market prices. For further information regarding natural gas sales from the underlying properties to affiliates of XTO Energy, see Item 2, Properties, and Note 7 to Financial Statements under Item 8, Financial Statements and Supplementary Data. Total gas sales from the underlying properties to XTO Energy’s wholly owned subsidiaries were $42.2 million for 2009, or 47% of total gas sales, $103.3 million for 2008, or 47% of total gas sales and $76.6 million for 2007, or 48% of total gas sales.

On December 13, 2009, XTO Energy entered into a definitive merger agreement with Exxon Mobil Corporation under which XTO Energy would become a wholly owned subsidiary of ExxonMobil. The completion of this merger is subject to certain conditions, including approval of the merger agreement by XTO Energy stockholders and certain government and regulatory approvals. The merger is not expected to have a material effect on trust annual distributable income, financial position or liquidity. The merger is expected to close in the second quarter of 2010.

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

This comprehensive basis of accounting other than U.S. generally accepted accounting principles corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. For further information regarding the trust’s basis of accounting, see Note 2 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

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

Oil and Gas Reserves

The proved oil and gas reserves for the underlying properties are estimated by independent petroleum engineers. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof. Estimates by different engineers often vary, sometimes significantly. In addition, physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices, may justify revision of such estimates. Because proved reserves are required to be estimated using12-month average prices, based on the first-day-of-the-month price for each month in the period, estimated reserve quantities can be significantly impacted by changes in product prices. Accordingly, oil and gas quantities ultimately recovered and the timing of production may be substantially different from original estimates.

The standardized measure of discounted future net cash flows and changes in such cash flows, as reported in Note 9 to Financial Statements under Item 8, Financial Statements and Supplementary Data, is prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission. Such assumptions include using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period for 2009, and year end costs for estimated future development and production expenditures. Prior to 2009, standardized measure was calculated using year end oil and gas prices and costs. Discounted future net cash flows are calculated using a 10% rate. Changes in any of these assumptions, including consideration of other factors, could have a significant impact on the standardized measure. Accordingly, the standardized measure does not represent XTO Energy’s or the trustee’s estimated current market value of proved reserves.

Forward-Looking Statements

Certain information included in this annual report and other materials filed, or to be filed, by the trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, reserve-to-production ratios, future production, development activities, future development plans by area, increased density drilling, maintenance projects, development, production and other costs, oil and gas prices, pricing differentials, proved reserves, future net cash flows, production levels, litigation, regulatory matters and competition. Such forward-looking statements are based on XTO Energy’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “projects,” “anticipates,” “predicts,” “believes,” “goals,” “estimates,” “should,” “could”, and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. Some of the risk factors that could cause actual results to differ materially are explained in Item 1A, Risk Factors.

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

Item 8. Financial Statements and Supplementary Data

All financial statement schedules are omitted as they are inapplicable or the required information has been included in the consolidated financial statements or notes thereto.

HUGOTON ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31
	2009	2008
Assets
Cash and short-term investments	$4,284,800	$1,145,840
Net profits interests in oil and gas properties – net (Notes 1 and 2)	139,877,580	146,722,015
	$144,162,380	$147,867,855
Liabilities and Trust Corpus
Distribution payable to unitholders	$4,284,800	$1,145,840
Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	139,877,580	146,722,015
	$144,162,380	$147,867,855

STATEMENTS OF DISTRIBUTABLE INCOME

	Year Ended December 31
	2009	2008	2007
Net profits income	$30,180,880	$117,268,069	$70,499,584
Interest income	465	91,203	135,125
Total income	30,181,345	117,359,272	70,634,709
Administration expense	875,105	864,872	1,246,189
Distributable income	$29,306,240	$116,494,400	$69,388,520
Distributable income per unit (40,000,000 units)	$0.732656	$2.912360	$1.734713

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year Ended December 31
	2009	2008	2007
Trust corpus, beginning of year	$146,722,015	$155,820,033	$163,796,772
Amortization of net profits interests	(6,844,435)	(9,098,018)	(7,976,739)
Distributable income	29,306,240	116,494,400	69,388,520
Distributions declared	(29,306,240)	(116,494,400)	(69,388,520)
Trust corpus, end of year	$139,877,580	$146,722,015	$155,820,033

See Accompanying Notes to Financial Statements.

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

1. Trust Organization and Provisions

Hugoton Royalty Trust was created on December 1, 1998 by XTO Energy Inc. (formerly known as “Cross Timbers Oil Company”). Effective on that date, XTO Energy conveyed 80% net profits interests in certain predominantly gas-producing working interest properties in Kansas, Oklahoma and Wyoming to the trust under separate conveyances for each of the three states. In exchange for the conveyances of the net profits interests to the trust, XTO Energy received 40 million units of beneficial interest in the trust. The trust’s initial public offering was in April 1999. The majority of the underlying working interest properties are currently owned and operated by XTO Energy (Note 7).

Bank of America, N.A. is the trustee for the trust. In 2007 the Bank of America private wealth management group officially became known as “U.S. Trust, Bank of America Private Wealth Management.” The legal entity that serves as the trustee of the trust did not change, and references in this Annual Report to U.S. Trust, Bank of America Private Wealth Management shall describe the legal entity Bank of America, N.A. The trust indenture provides, among other provisions, that:

•	the trust cannot engage in any business activity or acquire any assets other than the net profits interests and specific short-term cash investments;
•	the trust may dispose of all or part of the net profits interests if approved by 80% of the unitholders, or upon trust termination. Otherwise, the trust may sell up to 1% of the value of the net profits interests in any calendar year, pursuant to notice from XTO Energy of its desire to sell the related underlying properties. Any sale must be for cash with the proceeds promptly distributed to the unitholders;
•	the trustee may establish a cash reserve for payment of any liability that is contingent or not currently payable;
•	the trustee may borrow funds to pay trust liabilities if repaid in full prior to further distributions to unitholders;
•	the trustee will make monthly cash distributions to unitholders (Note 3); and
•	the trust will terminate upon the first occurrence of:
-	disposition of all net profits interests pursuant to terms of the trust indenture,
-	gross proceeds from the underlying properties falling below $1 million per year for two successive years, or
-	a vote of 80% of the unitholders to terminate the trust in accordance with provisions of the trust indenture.

2. Basis of Accounting

The financial statements of the trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles:

•	Net profits income is recorded in the month received by the trustee (Note 3).
•	Trust expenses are recorded based on liabilities paid and cash reserves established by the trustee for liabilities and contingencies.
•	Distributions to unitholders are recorded when declared by the trustee (Note 3).

The most significant differences between the trust’s financial statements and those prepared in accordance with U.S. generally accepted accounting principles are:

•	Net profits income is recognized in the month received rather than accrued in the month of production.

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

2. Basis of Accounting  – (continued)

•	Expenses are recognized when paid rather than when incurred.
•	Cash reserves may be established by the trustee for contingencies that would not be recorded under U.S. generally accepted accounting principles.

This comprehensive basis of accounting corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with U.S. generally accepted accounting principles, directing such entities to accrue or defer revenues and expenses in a period other than when such revenues were received or expenses were paid. Because the trust’s financial statements are prepared on the modified cash basis, as described above, most accounting pronouncements are not applicable to the trust’s financial statements.

In May 2009, the trust adopted the authoritative guidance of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We have evaluated subsequent events through February 22, 2010.

The initial carrying value of the net profits interests of $247,066,951 was XTO Energy’s historical net book value of the interests on December 1, 1998, the date of the transfer to the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $107,189,371 as of December 31, 2009 and $100,344,936 as of December 31, 2008.

3. Distributions to Unitholders

The trustee determines the amount to be distributed to unitholders each month by totaling net profits income, interest income and other cash receipts, and subtracting liabilities paid and adjustments in cash reserves established by the trustee. The resulting amount is distributed to unitholders of record within ten business days after the monthly record date, which is the last business day of the month.

Net profits income received by the trustee consists of net proceeds received in the prior month by XTO Energy from the underlying properties, multiplied by 80%. Net proceeds are the gross proceeds received from the sale of production, less costs. Costs generally include applicable taxes, transportation, legal and marketing charges, production expense, development and drilling costs, and overhead (Note 7).

XTO Energy, as owner of the underlying properties, computes net profits income separately for each of the three conveyances (one for each of the states of Kansas, Oklahoma and Wyoming). If costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from the other conveyances (Note 4).

4. Excess Costs

Costs exceeded revenues by $513,475 ($410,780 to the trust) on properties underlying the Kansas net profits interests in October and November 2009. Lower gas prices due to reduced demand as a result of the U.S. recession and excess supply caused costs to exceed revenues on properties underlying the Kansas net profits interests. However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO Energy advised the trustee that increased gas prices led to the partial recovery of excess costs of $410,957 ($328,766 net to the trust), plus accrued interest of $1,958 ($1,566 net to the trust) in December 2009 and the full recovery of excess costs, plus accrued interest in January 2010.

Costs exceeded revenues by $970,780 ($776,624 net to the trust) on properties underlying the Wyoming net profits interests in November 2008. Scheduled pipeline maintenance and limited regional demand led to lower realized gas prices for production in the Rocky Mountain region. These lower gas prices caused costs to exceed revenues on properties underlying the Wyoming net profits interest, however, these excess costs did

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

4. Excess Costs  – (continued)

not reduce net proceeds from the remaining conveyances. XTO Energy advised the trustee that the onset of winter demand and completion of scheduled pipeline maintenance led to a partial rebound of Rocky Mountain gas prices, resulting in the full recovery of excess costs plus accrued interest of $3,192 ($2,554 net to the trust) in December 2008.

Costs exceeded revenues by $853,468 ($682,774 net to the trust) on properties underlying the Wyoming net profits interests in November and December 2007. Limited pipeline capacity and moderate regional demand led to lower realized regional gas prices for production in the Rocky Mountain region. These lower gas prices caused costs to exceed revenues on properties underlying the Wyoming net profits interests, however, these excess costs did not reduce net proceeds from the remaining conveyances. XTO Energy advised the trustee that with the onset of winter demand and the completion of the first phase of a major pipeline expansion in January 2008, Rocky Mountain gas prices increased and the excess costs, plus accrued interest of $10,090 ($8,072 net to the trust), were fully recovered by February 2008.

5. Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Year Ended December 31
	2009	2008	2007
Cumulative actual costs (over) under the amount deducted – beginning of period	$(7,314,084)	$(675,754)	$(3,410,174)
Actual costs	(12,776,439)	(52,638,330)	(40,015,580)
Budgeted costs deducted	21,000,000	46,000,000	42,750,000
Cumulative actual costs under (over) the amount deducted – end of period	$909,477	$(7,314,084)	$(675,754)

The development cost deduction was lowered to $3.75 million per month beginning with the February 2007 distribution. Due to lower than anticipated actual costs as a result of the timing of expenditures, the development cost deduction was lowered to $2.0 million for the April and May 2007 distributions, but was increased to $3.75 million with the June 2007 distribution and was maintained at $3.75 million for the remainder of 2007 through the August 2008 distribution. Due to higher than anticipated costs as a result of the timing of expenditures, the monthly development cost deduction was increased to $4.0 million beginning with the September 2008 distribution and was maintained at that level through the March 2009 distribution. As a result of decreased development activity and revisions to the 2009 development budget, the development cost deduction was decreased to $2.0 million beginning with the April 2009 distribution, to $1.0 million beginning with the June 2009 distribution and to $500,000 beginning with the September 2009 distribution and was maintained at the level for the remainder of 2009. The monthly deduction is based in the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. XTO Energy has advised the trustee that this monthly deduction will continue to be evaluated and revised as necessary.

6. Federal Income Taxes

Tax counsel has advised the trust that, under current tax laws, the trust will be classified as a grantor trust for federal income tax purposes and, therefore, is not subject to taxation at the trust level. However, the opinion of tax counsel is not binding on the Internal Revenue Service. For federal income tax purposes, unitholders of a grantor trust are considered to own the trust’s income and principal as though no trust were in existence. The income of the trust is deemed to be received or accrued by the unitholders at the time such income is received or accrued by the trust, rather than when distributed by the trust.

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

6. Federal Income Taxes  – (continued)

The trust is a widely held fixed investment trust (“WHFIT”) classified as a non-mortgage widely held fixed investment trust (“NMWHFIT”) for federal income tax purposes. The trustee is the representative of the trust that will provide tax information in accordance with the applicable U.S. Treasury Regulations governing the information reporting requirements of the trust as a WHFIT or a NMWHFIT.

7. XTO Energy Inc.

XTO Energy operates approximately 94% of the underlying properties. In computing net proceeds, XTO Energy deducts an overhead charge for reimbursement of administrative expenses on the underlying properties it operates. As of December 31, 2009, the overhead charge was approximately $911,000 ($728,800 net to the trust) per month and is subject to annual adjustment based on an oil and gas industry index as defined in the trust agreement.

XTO Energy sells a significant portion of natural gas production from the underlying properties to certain of XTO Energy’s wholly owned subsidiaries under contracts in existence when the trust was created, generally at amounts approximating monthly published market prices. Most of the production from the Hugoton area is sold under a contract to Timberland Gathering & Processing Company, Inc. (“TGPC”) based on the index price. Much of the gas production in Major County, Oklahoma is sold to Ringwood Gathering Company (“RGC”), which retains approximately $0.31 per Mcf as a compression and gathering fee. TGPC and RGC sell gas to Cross Timbers Energy Services, Inc. (“CTES”), which markets gas to third parties. XTO Energy sells directly to CTES most gas production not sold directly to TGPC or RGC.

Total gas sales from the underlying properties to XTO Energy’s wholly owned subsidiaries were $42.2 million for 2009, or 47% of total gas sales, $103.3 million for 2008, or 47% of total gas sales and $76.6 million for 2007, or 48% of total gas sales.

On December 13, 2009, XTO Energy entered into a definitive merger agreement with Exxon Mobil Corporation under which XTO Energy would become a wholly owned subsidiary of ExxonMobil. The completion of this merger is subject to certain conditions, including approval of the merger agreement by XTO Energy stockholders and certain government and regulatory approvals. The merger is not expected to have a material effect on trust annual distributable income, financial position or liquidity. The merger is expected to close in the second quarter of 2010.

8. Contingencies

Litigation

On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the United States District Court for the Western District of Oklahoma by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the U.S. False Claims Act against XTO Energy. Grynberg alleges that XTO Energy underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans in amounts in excess of 20% as a result of mismeasuring the volume of natural gas, incorrectly analyzing its heating content and improperly valuing the natural gas. Grynberg seeks treble damages for the unpaid royalties (with interest, attorney’s fees and expenses), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for XTO Energy to cease the allegedly improper measuring practices. This lawsuit against XTO Energy and similar lawsuits filed by Grynberg against more than 300 other companies was consolidated in the United States District Court for Wyoming. In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims, and Grynberg’s appeal of this decision was dismissed for lack of appellate jurisdiction in May 2003. In response to a motion to dismiss filed by XTO Energy and other defendants, in October 2006 the district judge held that Grynberg failed to establish the jurisdictional requirements to maintain the action against XTO Energy and other defendants and dismissed the actions for lack of subject matter jurisdiction. Grynberg filed an appeal of this decision to the United States Tenth Circuit Court of Appeals. In March 2009,

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

8. Contingencies  – (continued)

the Tenth Circuit affirmed the trial court’s dismissal of the case and the U.S. Supreme Court has denied Grynberg’s application for appeal. XTO Energy has entered into an agreement with the plaintiff whereby XTO Energy and the plaintiff dismissed all claims against each other. The court granted the dismissal of the claims on November 3, 2009, effectively ending this case.

An amended petition for a class action lawsuit, Beer, et al. v. XTO Energy Inc., was filed in January 2006 in the District Court of Texas County, Oklahoma by certain royalty owners of natural gas wells in Oklahoma and Kansas. The plaintiffs allege that XTO Energy has not properly accounted to the plaintiffs for the royalties to which they are entitled and seek an accounting regarding the natural gas and other products produced from their wells and the prices paid for the natural gas and other products produced, and for payment of the monies allegedly owed since June 2002, with a certain limited number of plaintiffs claiming monies owed for additional time. XTO Energy removed the case to federal district court in Oklahoma City. A hearing on the class certification was conducted in October 2008. At the class certification hearing, the plaintiffs sought to certify a class of royalty owners whose wells were connected to a processing plant owned by a subsidiary of XTO Energy in the Hugoton Field, with two sub-classes consisting of owners in Oklahoma and Kansas. In March 2009, the District Court granted the motion to certify the class. The plaintiffs filed a motion for summary judgment for only the two named plaintiffs. The court granted the motion in the amount of $12,779. A motion for summary judgment related to the remainder of the class is pending. Trial on the merits is scheduled for 2010. The plaintiffs have not alleged in their petition an amount that they are seeking. XTO Energy has informed the trustee that it believes that it has strong defenses to this lawsuit and intends to vigorously defend its position. The case is set for trial in 2010. However, if XTO Energy ultimately makes any settlement payments or receives a judgment against it, the trust will bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if a judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity. It could, however, result in costs exceeding revenues on the properties underlying the Oklahoma and Kansas net profit interests for one or more monthly distributions, depending on the size of the judgment or settlement, if any, and the net proceeds being paid at that time.

In September 2008, a class action lawsuit was filed against XTO Energy styled Wallace B. Roderick Revocable Living Trust, et al. v. XTO Energy Inc. in the District Court of Kearny County, Kansas. XTO Energy removed the case to federal court in Wichita, Kansas. The plaintiffs allege that XTO Energy has improperly taken post-production costs from royalties paid to the plaintiffs from wells located in Kansas, Oklahoma and Colorado. The plaintiffs also seek to represent all royalty owners in these three states as a class. The plaintiffs’ claims overlap the claims made by the plaintiffs in the Beer case as to certain properties. XTO Energy has answered, denying all claims, and has filed motions to dismiss a portion of the claims. The federal court recently granted XTO Energy’s motion for summary judgment concerning prior settled class actions that overlap plaintiffs’ proposed class action. The court also granted XTO Energy’s motion to dismiss those portions of plaintiffs’ class that are currently being prosecuted in the Beer class action discussed above. XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to this lawsuit and intends to vigorously defend its position. However, if XTO Energy ultimately makes any settlement payments or receives a judgment against it, the trust will bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if the judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity. It could, however, result in costs exceeding revenues on the properties underlying the Oklahoma and Kansas net

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

8. Contingencies  – (continued)

profit interests for one or more monthly distributions, depending on the size of the judgment or settlement, if any, and the net proceeds being paid at that time.

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

9. Supplemental Oil and Gas Reserve Information (Unaudited)

Oil and Natural Gas Reserves

The trust’s proved oil and gas reserves have been estimated by independent petroleum engineers. Proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs and under existing economic conditions, operating methods, and government regulation before the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods in which the cost of the required equipment is relatively minor compared with the cost of a new well. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history and from changes in economic factors.

Standardized Measure

The standardized measure of discounted future net cash flows and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board. Such assumptions include the use of 12-month average prices for oil and gas, based on the first-day-of-the-month price for each month in the period for 2009, and year end costs for estimated future development and production expenditures to produce the proved reserves. Prior to 2009, standardized measure was calculated using year end oil and gas prices and costs. Future net cash flows are discounted at an annual rate of 10%. No provision is included for federal income taxes since future net cash flows are not subject to taxation at the trust level.

Estimated costs to plug and abandon wells on the underlying working interest properties at the end of their productive lives have not been deducted from cash flows since this is not a legal obligation of the trust. These costs are the legal obligation of XTO Energy as the owner of the underlying working interests and will only be deducted from net proceeds payable to the trust if net proceeds from the related conveyance exceed such costs when paid, subject to excess cost carryforward provisions (Note 3).

The standardized measure does not represent management’s estimate of our future cash flows or the value of proved oil and gas reserves. Probable and possible reserves, which may become proved in the future, are excluded from the calculations. Furthermore, prices used to determine the standardized measure are influenced by supply and demand as effected by recent economic conditions as well as other factors and may not be the most representative in estimating future revenues or reserve data.

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

9. Supplemental Oil and Gas Reserve Information (Unaudited)  – (continued)

The average realized gas prices used to determine the standardized measure were $3.28 per Mcf in 2009, $4.47 per Mcf in 2008, $6.72 per Mcf in 2007 and $5.60 per Mcf in 2006. Oil prices used to determine the standardized measure were based on average realized oil prices of $57.17 per Bbl in 2009, $42.13 per Bbl in 2008, $95.73 per Bbl in 2007 and $58.02 per Bbl in 2006. In 2009, we used average oil and gas prices, based on the first-day-of-the-month price for each month in the period. For periods prior to 2009, we used year end oil and gas prices.

Proved Reserves

	Underlying Properties		Net Profits Interests
	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
(in Thousands)
Balance, December 31, 2006	420,452	3,838	230,676	2,195
Extensions, additions and discoveries	13,647	167	7,270	89
Revisions of prior estimates	(534)	(54)	(1,764)	(33)
Production – sales volumes	(28,092)	(306)	(11,234)	(141)
Balance, December 31, 2007	405,473	3,645	224,948	2,110
Extensions, additions and discoveries	10,493	120	3,432	39
Revisions of prior estimates	(21,485)	(114)	(36,762)	(297)
Production – sales volumes	(28,176)	(342)	(13,135)	(170)
Balance, December 31, 2008	366,305	3,309	178,483	1,682
Extensions, additions and discoveries	5,447	354	2,369	154
Revisions of prior estimates	(21,865)	(398)	(55,473)	(621)
Production – sales volumes	(26,642)	(260)	(8,326)	(91)
Balance, December 31, 2009	323,245	3,005	117,053	1,124

Extensions, additions and discoveries in 2007, 2008 and 2009 are primarily related to delineation of additional proved undeveloped reserves in the Anadarko and Green River Basins. Revisions of prior estimates of the proved gas reserves for the underlying properties in each year are primarily because of changes in the gas and oil prices. Higher upward and downward revisions for the net profits interests as compared with the underlying properties in each year were caused by changes in oil and gas prices and estimated future production and development costs which resulted in an increase or decrease in gas reserves allocated to the trust.

Proved Developed Reserves

	Underlying Properties		Net Profits Interests
	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
(in Thousands)
December 31, 2006	361,915	3,369	202,794	1,964
December 31, 2007	352,732	3,234	198,187	1,896
December 31, 2008	325,891	2,960	164,080	1,554
December 31, 2009	283,864	2,560	110,050	1,056

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

9. Supplemental Oil and Gas Reserve Information (Unaudited)  – (continued)

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	December 31
	2009	2008	2007
(in Thousands)
Underlying Properties
Future cash inflows	$1,231,607	$1,786,971	$3,061,372
Future costs:
Production	640,707	711,349	1,014,076
Development	70,479	66,456	78,494
Future net cash flows	520,421	1,009,166	1,968,802
10% discount factor	245,392	494,416	992,874
Standardized measure	$275,029	$514,750	$975,928
Net Profits Interests
Future cash inflows	$453,108	$875,222	$1,714,576
Future production taxes	36,771	67,889	139,535
Future net cash flows	416,337	807,333	1,575,041
10% discount factor	196,314	395,533	794,299
Standardized measure	$220,023	$411,800	$780,742

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	2009	2008	2007
(in Thousands)
Underlying Properties
Standardized measure, January 1	$514,750	$975,928	$798,688
Revisions:
Prices and costs	(215,257)	(365,784)	208,352
Quantity estimates	(24,458)	(9,546)	(18,232)
Accretion of discount	44,852	84,305	69,710
Future development costs	(16,352)	(28,435)	(28,733)
Production rates and other	(1,090)	(542)	(1,708)
Net revisions	(212,305)	(320,002)	229,389
Extensions, additions and discoveries	10,310	5,409	35,122
Production	(58,726)	(192,585)	(130,021)
Development costs	21,000	46,000	42,750
Net change	(239,721)	(461,178)	177,240
Standardized measure, December 31	$275,029	$514,750	$975,928
Net Profits Interests
Standardized measure, January 1	$411,800	$780,742	$638,951
Extensions, additions and discoveries	8,248	4,327	28,097
Accretion of discount	35,882	67,444	55,768
Revisions of prior estimates, changes in price and other	(205,726)	(323,445)	128,426
Net profits income	(30,181)	(117,268)	(70,500)
Standardized measure, December 31	$220,023	$411,800	$780,742

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

10. Quarterly Financial Data (Unaudited)

The following is a summary of net profits income, distributable income and distributable income per unit by quarter for 2009 and 2008:

	Net Profits Income	Distributable Income	Distributable Income per Unit
2009
First Quarter	$5,777,425	$5,465,360	$0.136634
Second Quarter	4,537,110	4,263,720	0.106593
Third Quarter	8,533,583	8,371,600	0.209290
Fourth Quarter	11,332,762	11,205,560	0.280139
	$30,180,880	$29,306,240	$0.732656
2008
First Quarter	$22,035,854	$21,769,160	$0.544229
Second Quarter	33,899,248	33,554,920	0.838873
Third Quarter	43,741,409	43,688,640	1.092216
Fourth Quarter	17,591,558	17,481,680	0.437042
	$117,268,069	$116,494,400	$2.912360

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee for the Hugoton Royalty Trust:

We have audited the accompanying statements of assets, liabilities, and trust corpus of the Hugoton Royalty Trust as of December 31, 2009 and 2008 and related statements of distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2009. We also have audited Hugoton Royalty Trust’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The trustee of Hugoton Royalty Trust is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the trust’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the trustee, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in note 2 to the financial statements, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

The trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the modified cash basis of accounting. The trust’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the modified cash basis of accounting, and that receipts and expenditures of the trust are being made only in accordance with authorizations of the trustee; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of Hugoton Royalty Trust as of December 31, 2009 and 2008, and its distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2009, in conformity with the modified cash basis of accounting described in note 2. Also in our opinion, Hugoton Royalty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on control criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

KPMG LLP

Fort Worth, Texas
February 22, 2010

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with the trust’s independent registered public accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended December 31, 2009.

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

Trustee’s Report on Internal Control Over Financial Reporting

The trustee, Bank of America, N.A., also known as U.S. Trust, Bank of America Private Wealth Management, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The trustee conducted an evaluation of the effectiveness of the trust’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the trustee’s evaluation under the framework in Internal Control — Integrated Framework, the trustee concluded that the trust’s internal control over financial reporting was effective as of December 31, 2009. The effectiveness of the trust’s internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report under Item 8, Financial Statements and Supplementary Data.

There were no changes in the trust’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the trust’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Section 16(a) of the Securities Exchange Act of 1934 requires that beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. The Securities and Exchange Commission has taken the position that executive officers and directors of XTO Energy must also file initial ownership reports and reports of changes in beneficial ownership. Copies of the reports must be provided to the trustee. To the trustee’s knowledge, based solely on the information furnished to the trustee, the trustee is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the trust units of beneficial interest during and for the year ended December 31, 2009, other than one late filing of one transaction on Form 4 by Bob R. Simpson, the Chairman of the Board and Founder and Director of XTO Energy Inc. The transaction has now been reported.

Because the trust has no employees, it does not have a code of ethics. Employees of the trustee, U.S. Trust, Bank of America Private Wealth Management, must comply with the bank’s code of ethics, a copy of which will be provided to unitholders, without charge, upon request by appointment at Bank of America Plaza, 17th Floor, 901 Main Street, Dallas, Texas 75202.

Item 11. Executive Compensation

The trustee received the following annual compensation from 2007 through 2009 as specified in the trust indenture:

Name and Principal Position	Year	Other Annual Compensation(1)
U.S. Trust, Bank of America	2009	$48,126
Private Wealth Management, Trustee	2008	45,602
	2007	43,022

(1)	Under the trust indenture, the trustee is entitled to an annual administrative fee, paid in equal monthly installments. Such fee can be adjusted annually based on an oil and gas industry index. Upon termination of the trust, the trustee is entitled to a termination fee of $15,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The trust has no equity compensation plans.

(a) Security Ownership of Certain Beneficial Owners.  The trustee is not aware of any person who beneficially owns more than 5% of the outstanding units.

(b) Security Ownership of Management.  The trust has no directors or executive officers. As of February 3, 2010, Bank of America, N.A. owned, in various fiduciary capacities, 235,017 units, with a shared right to vote 111,037 of these units and no right to vote 123,980 of these units. Bank of America, N.A. disclaims any beneficial interests in these units. The number of units reflected in this paragraph includes units held by all branches of Bank of America, N.A.

(c) Changes in Control.  The trustee knows of no arrangements which may subsequently result in a change in control of the trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In computing net profits income paid to the trust for the net profits interests, XTO Energy deducts an overhead charge for reimbursement of administrative expenses of operating the underlying properties. This charge at December 31, 2009 was approximately $911,000 per month, or $10,932,000 annually (net to the trust of $728,800 per month or $8,745,600 annually), and is subject to annual adjustment based on an oil and gas industry index as defined in the trust agreement.

XTO Energy sells a significant portion of natural gas production from the underlying properties to certain of its wholly owned subsidiaries under contracts in existence when the trust was created, generally at amounts approximating monthly published prices. For further information, see Item 2, Properties.

See Item 11, Executive Compensation, for the remuneration received by the trustee from 2007 through 2009 and Item 12(b), Security Ownership of Management, for information concerning units owned by the trustee in various fiduciary capacities.

As noted in Item 10, Directors, Executive Officers and Corporate Governance, the trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Item 14. Principal Accountant Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2009 and 2008 are:

	2009	2008
Audit fees	$77,500	$74,938
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$77,500	$74,938

As referenced in Item 10, Directors, Executive Officers and Corporate Governance, above, the trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to KPMG LLP.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:
1.	Financial Statements (included in Item 8 of this report)

Independent Registered Public Accounting Firm Report

Statements of Assets, Liabilities and Trust Corpus at December 31, 2009 and 2008

Statements of Distributable Income for the years ended December 31, 2009, 2008 and 2007

Statements of Changes in Trust Corpus for the years ended December 31, 2009, 2008 and 2007

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

(b)	Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80% — Kansas) as amended and restated from Cross Timbers Oil Company (predecessor of XTO Energy) to NationsBank, N.A. (now Bank of America, N.A.), as trustee, dated December 1, 1998, heretofore filed as Exhibit 10.1.1 to the trust’s Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference.
(c)	Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80% — Oklahoma) as amended and restated from Cross Timbers Oil Company (predecessor of XTO Energy) to NationsBank, N.A. (now Bank of America, N.A.), as trustee, dated December 1, 1998, heretofore filed as Exhibit 10.1.2 to the trust’s Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference.
(d)	Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80% — Wyoming) as amended and restated from Cross Timbers Oil Company (predecessor of XTO Energy) to NationsBank, N.A. (now Bank of America, N.A.), as trustee, dated December 1, 1998, heretofore filed as Exhibit 10.1.3 to the trust’s Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference.
(23.1)	Consent of KPMG LLP
(23.2)	Consent of Miller and Lents, Ltd.
(31)	Rule 13a-14(a)/15d-14(a) Certification
(32)	Section 1350 Certification
(99.1)	Miller and Lents, Ltd. Report

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
Date: February 22, 2010
By /s/ Louis G. Baldwin Louis G. Baldwin Executive Vice President and Chief Financial Officer

(The trust has no directors or executive officers.)