Form 10-Q
period 2010-03-31
HUGOTON ROYALTY TRUST
filed 2010-04-27
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Outstanding as of April 1, 2010
40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements should be read in conjunction with the trust’s financial statements and the notes thereto included in the trust’s Annual Report on Form 10-K.  In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at March 31, 2010 and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2010 and 2009 have been included.  Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee
  for the Hugoton Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of March 31, 2010 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2010 and 2009.  These condensed financial statements are the responsibility of the trustee.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of December 31, 2009, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein), included in the trust’s 2009 Annual Report on Form 10-K, and in our report dated February 22, 2010, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2009 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus included in the trust’s 2009 Annual Report on Form 10-K from which it has been derived.

KPMG LLP

Fort Worth, Texas
April 26, 2010

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Cash and short-term investments	$5,653,480	$4,284,800

Net profits interests in oil and gas properties - net (Note 1)	136,036,821	139,877,580

	$141,690,301	$144,162,380

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$5,653,480	$4,284,800

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	136,036,821	139,877,580

	$141,690,301	$144,162,380

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended
	March 31
	2010	2009

Net profits income	$16,899,222	$5,777,425

Interest income	102	132

Total income	16,899,324	5,777,557

Administration expense	334,204	312,197

Distributable income	$16,565,120	$5,465,360

Distributable income per unit (40,000,000 units)	$0.414128	$0.136634

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended
	March 31
	2010	2009

Trust corpus, beginning of period	$139,877,580	$146,722,015

Amortization of net profits interests	(3,840,759)	(1,195,051)

Distributable income	16,565,120	5,465,360

Distributions declared	(16,565,120)	(5,465,360)

Trust corpus, end of period	$136,036,821	$145,526,964

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

The financial statements of Hugoton Royalty Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles (“GAAP”):

-
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

-
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

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the trust.  Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus.  Accumulated amortization was $111,030,130 as of March 31, 2010 and $107,189,371 as of December 31, 2009.

2.	Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Three Months Ended
	March 31
	2010	2009
Cumulative actual costs under (over) the amount deducted - beginning of period	$909,477	$(7,314,084)
Actual costs	(1,420,113)	(8,280,561)
Budgeted costs deducted	1,500,000	12,000,000
Cumulative actual costs under (over) the amount deducted - end of period	$989,364	$(3,594,645)

The monthly development cost deduction was $4.0 million from the January 2009 distribution through the  March 2009 distribution.  As a result of decreased development activity and revisions to the 2009 development budget, the development cost deduction was decreased to $2.0 million beginning with the April 2009 distribution, to $1.0 million beginning with the June 2009 distribution and to $500,000 beginning with the September 2009 distribution and was maintained at that level through the March 2010 distribution.  XTO Energy has advised the trustee that revised total 2010 budgeted development costs for the underlying properties are between $8 million and $10 million.  The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions.  XTO Energy has advised the trustee that this monthly deduction will continue to be evaluated and revised as necessary.

3.	Contingencies

An amended petition for a class action lawsuit, Beer, et al. v. XTO Energy Inc., was filed in January 2006 in the District Court of Texas County, Oklahoma by certain royalty owners of natural gas wells in Oklahoma and Kansas. The plaintiffs allege that XTO Energy has not properly accounted to the plaintiffs for the royalties to which they are entitled and seek an accounting regarding the natural gas and other products produced from their wells and the prices paid for the natural gas and other products produced, and for payment of the monies allegedly owed since June 2002, with a certain limited number of plaintiffs claiming monies owed for additional time. XTO Energy removed the case to federal district court in Oklahoma City. A hearing on the class certification was conducted in October 2008. At the class certification hearing, the plaintiffs sought to certify a class of royalty owners whose wells were connected to a processing plant owned by a subsidiary of XTO Energy in the Hugoton Field, with two sub-classes consisting of owners in Oklahoma and Kansas.  In March 2009, the court granted the motion to certify the class.  The plaintiffs filed a motion for summary judgment for only the two named plaintiffs.  The court granted the motion in the amount of $12,779.  A motion for summary judgment related to the remainder of the class was denied.  Trial was scheduled for April 2010; however, the court vacated the trial date.  At a hearing in April 2010, the court ruled that the class representatives were no longer proper representatives and stated that it is considering whether to dismiss class counsel or decertify the class in whole or in part.  In a subsequent ruling in April 2010, the court decertified the class.  XTO Energy has informed the trustee that it believes that it has strong defenses to this lawsuit and intends to vigorously defend its position. However, if XTO Energy ultimately makes any settlement payments or receives a judgment against it, the trust will bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if a judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.  It could, however, result in costs exceeding revenues on the properties underlying the Oklahoma and Kansas net profit interests for one or more monthly distributions, depending on the size of the judgment or settlement, if any, and the net proceeds being paid at that time.

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

Costs exceeded revenues by $513,475 ($410,780 to the trust) on properties underlying the Kansas net profits interests in October and November 2009.  Lower gas prices due to reduced demand as a result of the U.S. recession and excess supply caused costs to exceed revenues on properties underlying the Kansas net profits interests. However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO Energy advised the trustee that increased gas prices led to the partial recovery of excess costs of $410,957 ($328,766 net to the trust), plus accrued interest of $1,958 ($1,566 net to the trust) in December 2009 and the full recovery of excess costs of $102,518 ($82,014 net to the trust), plus accrued interest of $282 ($226 net to the trust) in January 2010.

5.	XTO Energy Inc.

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

Item 2.  Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the trust’s 2009 Annual Report on Form 10-K, as well as the condensed financial statements and notes thereto included in this quarterly report on Form 10-Q.  The trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the trust’s web site at www.hugotontrust.com.

Distributable Income

For the quarter ended March 31, 2010, net profits income was $16,899,222, as compared to $5,777,425 for first quarter 2009.  Increased net profits income is primarily the result of lower development costs and increased oil and gas prices, partially offset by decreased gas production.  See “Net Profits Income” below.

After adding interest income of $102 and deducting administration expense of $334,204, distributable income for the quarter ended March 31, 2010 was $16,565,120, or $0.414128 per unit of beneficial interest. Changes in interest income are attributable to fluctuations in net profits income and interest rates.  Administration expense for the quarter increased from the prior year quarter primarily because of costs related to the transfer agent change in 2009.  For first quarter 2009, distributable income was $5,465,360 or $0.136634 per unit.

Distributions to unitholders for the quarter ended March 31, 2010 were:

		Distribution
Record Date	Payment Date	per Unit

January 29, 2010	February 12, 2010	$0.134756
February 26, 2010	March 12, 2010	0.138035
March 31, 2010	April 15, 2010	0.141337
		$0.414128

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production.  Net profits income is generally affected by three major factors:

-	oil and gas sales volumes,

-	oil and gas sales prices, and

-	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months
	Ended March 31 (a)		Increase
	2010	2009	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	5,930,951	7,110,265	(17)%
Average per day	64,467	77,285	(17)%
Net profits interests	3,214,078	1,453,926	121%

Oil (Bbls) (b)
Underlying properties	63,224	64,618	(2)%
Average per day	687	702	(2)%
Net profits interests	34,326	14,489	137%

Average Sales Prices
Gas (per Mcf)	$5.12	$3.97	29%
Oil (per Bbl)	$71.94	$44.95	60%

Revenues
Gas sales	$30,395,168	$28,196,191	8%
Oil sales	4,548,370	2,904,317	57%
Total Revenues	34,943,538	31,100,508	12%

Costs
Taxes, transportation and other	4,190,371	3,785,880	11%
Production expense	5,306,891	5,527,988	(4)%
Development costs (c)	1,500,000	12,000,000	(88)%
Overhead	2,719,449	2,564,859	6%
Excess costs (d)	102,800	-	-
Total Costs	13,819,511	23,878,727	(42)%

Net Proceeds	21,124,027	7,221,781	193%

Net Profits Percentage	80%	80%

Net Profits Income	$16,899,222	$5,777,425	193%

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

The following are explanations of significant variances on the underlying properties from first quarter 2009 to first quarter 2010:

Sales Volumes

Gas sales volumes decreased 17% and oil sales volumes decreased 2% from first quarter 2009 to first quarter 2010.  Decreased gas and oil sales volumes are primarily because of the timing of cash receipts and natural production decline, partially offset by increased production from new wells and workovers.

Sales Prices

Gas

The first quarter 2010 average gas price was $5.12 per Mcf, a 29% increase from the first quarter 2009 average gas price of $3.97 per Mcf.  Natural gas prices are affected by the level of North American production, weather, crude oil prices, the U.S. economy, storage levels and import levels of liquefied natural gas.  Due to concerns of oversupply from shale gas development, declining demand due to the U.S. recession, falling oil prices and increased gas storage, gas prices declined during the first nine months of 2009.  However, signs of possible economic improvement, higher oil prices and a relatively cold winter led to increased gas prices in late 2009 and early 2010.  Gas prices have weakened substantially in February and March 2010 due to renewed concerns of oversupply.  Natural gas prices are expected to remain volatile.  The first quarter 2010 gas price is primarily related to production from November 2009 through January 2010, when the average NYMEX price was $4.86 per MMBtu.  The average NYMEX price for February and March 2010 was $5.05 per MMBtu.  At April 16, 2010, the average NYMEX futures price for the following twelve months was $4.76 per MMBtu.  Recent trust gas prices have averaged approximately 8% higher than the NYMEX price.

Oil

The first quarter 2010 average oil price was $71.94 per Bbl, a 60% increase from the first quarter 2009 average oil price of $44.95 per Bbl.  Lower demand as a result of the U.S. recession and slowing global economy, the tightened credit markets and rising crude oil supplies caused oil prices to decline sharply in 2008.  However, signs of possible economic improvement have resulted in steadily higher oil prices during 2009 and early 2010.  Oil prices are expected to remain volatile.  The first quarter 2009 oil price is primarily related to production from November 2009 through January 2010, when the average NYMEX price was $76.81 per Bbl.  The average NYMEX price for February and March 2010 was $78.74 per Bbl.  At April 16, 2010, the average NYMEX futures price for the following twelve months was $87.61 per Bbl.  Recent trust oil prices have averaged approximately 5% lower than the NYMEX price.

Costs

Taxes, Transportation and Other

Taxes, transportation and other increased 11% for the first quarter primarily because of increased production taxes related to higher oil and gas revenues and increased property taxes related to the timing of cash disbursements.

Production

Production expense decreased 4% for the first quarter primarily because of decreased compressor, water disposal and labor costs, partially offset by mechanical and marketing rebates included in 2009 and increased fuel, facilities and repairs and maintenance costs.

Development

Development costs deducted in the calculation of net profits income are based on the development budget.  These development costs for first quarter 2010 decreased 88% from the prior year quarter primarily because of decreased development activity.  During the first three months of 2010, no wells were completed on the underlying properties and two wells were pending completion at March 31.

As of December 31, 2009, cumulative budgeted costs exceeded cumulative actual costs by approximately $0.9 million.  In calculating net profits income for the quarter ended March 31, 2010, XTO Energy deducted budgeted development costs of $1.5 million.  After considering actual development costs of $1.4 million for the quarter, cumulative budgeted costs deducted exceeded actual costs by $1.0 million.  First quarter actual development costs primarily relate to disbursements for development activity in fourth quarter 2009.

XTO Energy has advised the trustee that revised total 2010 budgeted development costs for the underlying properties are between $8 million and $10 million.  The 2010 budget year generally coincides with the trust distribution months from April 2010 through March 2011.  The monthly development cost deduction will be reevaluated by XTO Energy and revised as necessary, based on the 2010 budget and the timing and amount of actual expenditures.  See Note 2 to Condensed Financial Statements.

Overhead

Overhead increased 6% primarily because of the annual rate adjustment based on an industry index.

Excess Costs

Costs exceeded revenues by $513,475 ($410,780 to the trust) on properties underlying the Kansas net profits interests in October and November 2009.  Lower gas prices due to reduced demand as a result of the U.S. recession and excess supply caused costs to exceed revenues on properties underlying the Kansas net profits interests. However, these excess costs did not reduce net proceeds from the remaining conveyances.  XTO Energy advised the trustee that increased gas prices led to the partial recovery of excess costs of $410,957 ($328,766 net to the trust), plus accrued interest of $1,958 ($1,566 net to the trust) in December 2009 and the full recovery of excess costs of $102,518 ($82,014 net to the trust), plus accrued interest of $282 ($226 net to the trust) in January 2010.

Other

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

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding the net profits interests, underlying properties, development activities, annual and monthly development, production and other costs and expenses, monthly development cost deductions, oil and gas prices and differentials to NYMEX prices, supply levels, future drilling, workover and restimulation plans, distributions to unitholders and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2009, which is incorporated by this reference as though fully set forth herein.  Although XTO Energy and the trustee believe that the expectations reflected in such forward-looking statements are reasonable, neither XTO Energy nor the trustee can give any assurance that such expectations will prove to be correct.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the trust’s market risks from the information disclosed in Part II, Item 7A of the trust’s annual report on Form 10-K for the year ended December 31, 2009.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, the trustee carried out an evaluation of the effectiveness of the trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, the trustee concluded that the trust’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the trust in the reports that it files or submits under the Securities Exchange Act of 1934 and are effective in ensuring that information required to be disclosed by the trust in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the trustee to allow timely decisions regarding disclosure.  In its evaluation of disclosure controls and procedures, the trustee has relied, to the extent considered reasonable, on information provided by XTO Energy.  There has not been any change in the trust’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the trust’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

An amended petition for a class action lawsuit, Beer, et al. v. XTO Energy Inc., was filed in January 2006 in the District Court of Texas County, Oklahoma by certain royalty owners of natural gas wells in Oklahoma and Kansas. The plaintiffs allege that XTO Energy has not properly accounted to the plaintiffs for the royalties to which they are entitled and seek an accounting regarding the natural gas and other products produced from their wells and the prices paid for the natural gas and other products produced, and for payment of the monies allegedly owed since June 2002, with a certain limited number of plaintiffs claiming monies owed for additional time. XTO Energy removed the case to federal district court in Oklahoma City. A hearing on the class certification was conducted in October 2008. At the class certification hearing, the plaintiffs sought to certify a class of royalty owners whose wells were connected to a processing plant owned by a subsidiary of XTO Energy in the Hugoton Field, with two sub-classes consisting of owners in Oklahoma and Kansas.  In March 2009, the court granted the motion to certify the class.  The plaintiffs filed a motion for summary judgment for only the two named plaintiffs.  The court granted the motion in the amount of $12,779.  A motion for summary judgment related to the remainder of the class was denied.  Trial was scheduled for April 2010; however, the court vacated the trial date.  At a hearing in April 2010, the court ruled that the class representatives were no longer proper representatives and stated that it is considering whether to dismiss class counsel or decertify the class in whole or in part.  In a subsequent ruling in April 2010, the court decertified the class.  XTO Energy has informed the trustee that it believes that it has strong defenses to this lawsuit and intends to vigorously defend its position. However, if XTO Energy ultimately makes any settlement payments or receives a judgment against it, the trust will bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if a judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.  It could, however, result in costs exceeding revenues on the properties underlying the Oklahoma and Kansas net profit interests for one or more monthly distributions, depending on the size of the judgment or settlement, if any, and the net proceeds being paid at that time.

Item 1A.  Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2009.

Items 2 through 5.

Not applicable.

Item 6.	Exhibits.

(a)	Exhibits.

Exhibit Number
and Description

(15)	Awareness letter of KPMG LLP

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Hugoton Royalty Trust filed with the Securities and Exchange Commission on February 23, 2010 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/s/ Nancy G. Willis
Nancy G. Willis
Vice President

XTO ENERGY INC.

Date: April 26, 2010	By	/s/ Louis G. Baldwin
Louis G. Baldwin
Executive Vice President
and Chief Financial Officer