Form 10-Q
period 2010-06-30
HUGOTON ROYALTY TRUST
filed 2010-07-21
CIK 862022

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Outstanding as of July 1, 2010
40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements should be read in conjunction with the trust’s financial statements and the notes thereto included in the trust’s Annual Report on Form 10-K.  In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at June 30, 2010 and the distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2010 and 2009 have been included.  Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee
  for the Hugoton Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of June 30, 2010 and the related condensed statements of distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2010 and 2009.  These condensed financial statements are the responsibility of the trustee.

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

KPMG LLP

Fort Worth, Texas
July 20, 2010

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Cash and short-term investments	$5,098,720	$4,284,800

Net profits interests in oil and gas properties - net (Note 1)	131,934,491	139,877,580

	$137,033,211	$144,162,380

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$5,098,720	$4,284,800

Trust corpus (40,000,000 units of beneficial interest
authorized and outstanding)	131,934,491	139,877,580

	$137,033,211	$144,162,380

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Net profits income	$18,974,132	$4,537,110	$35,873,354	$10,314,535

Interest income	432	136	534	268

Total income	18,974,564	4,537,246	35,873,888	10,314,803

Administration expense	241,644	273,526	575,848	585,723

Distributable income	$18,732,920	$4,263,720	$35,298,040	$9,729,080

Distributable income per unit
(40,000,000 units)	$0.468323	$0.106593	$0.882451	$0.243227

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Trust corpus,
beginning of period	$136,036,821	$145,526,964	$139,877,580	$146,722,015

Amortization of
net profits interests	(4,102,330)	(1,168,788)	(7,943,089)	(2,363,839)

Distributable income	18,732,920	4,263,720	35,298,040	9,729,080

Distributions declared	(18,732,920)	(4,263,720)	(35,298,040)	(9,729,080)

Trust corpus,
end of period	$131,934,491	$144,358,176	$131,934,491	$144,358,176

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

The financial statements of Hugoton Royalty Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles (“GAAP”):

•
Net profits income recorded for a month is the amount computed and paid by XTO Energy Inc., the owner of the underlying properties, to Bank of America, N.A., as trustee for the trust. On June 25, 2010, XTO Energy became a wholly owned subsidiary of Exxon Mobil Corporation.  The merger is not expected to have a material effect on the trust annual distributable income, financial position or liquidity.  Net profits income consists of net proceeds received by XTO Energy from the underlying properties in the prior month, multiplied by a net profits percentage of 80%.

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

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the trust.  Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus.  Accumulated amortization was $115,132,460 as of June 30, 2010 and $107,189,371 as of December 31, 2009.

2.	Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Cumulative actual costs under (over)
the amount deducted - beginning
of period	$989,364	$(3,594,645)	$909,477	$(7,314,084)
Actual costs	(2,145,830)	(906,768)	(3,565,943)	(9,187,329)
Budgeted costs deducted	1,500,000	5,000,000	3,000,000	17,000,000
Cumulative actual costs under
the amount deducted - end of period	$343,534	$498,587	$343,534	$498,587

The monthly development cost deduction was $4.0 million from the January 2009 distribution through the March 2009 distribution.  As a result of decreased development activity and revisions to the 2009 development budget, the development cost deduction was decreased to $2.0 million beginning with the April 2009 distribution, to $1.0 million beginning with the June 2009 distribution and to $500,000 beginning with the September 2009 distribution and was maintained at that level through the June 2010 distribution.  XTO Energy has advised the trustee that revised total 2010 budgeted development costs for the underlying properties are between $8 million and $10 million.  The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions.  XTO Energy has advised the trustee that this monthly deduction will continue to be evaluated and revised as necessary.

3.	Contingencies

An amended petition for a class action lawsuit, Beer, et al. v. XTO Energy Inc., was filed in January 2006 in the District Court of Texas County, Oklahoma by certain royalty owners of natural gas wells in Oklahoma and Kansas. The plaintiffs allege that XTO Energy has not properly accounted to the plaintiffs for the royalties to which they are entitled and seek an accounting regarding the natural gas and other products produced from their wells and the prices paid for the natural gas and other products produced, and for payment of the monies allegedly owed since June 2002, with a certain limited number of plaintiffs claiming monies owed for additional time. XTO Energy removed the case to federal district court in Oklahoma City. A hearing on the class certification was conducted in October 2008. At the class certification hearing, the plaintiffs sought to certify a class of royalty owners whose wells were connected to a processing plant owned by a subsidiary of XTO Energy in the Hugoton Field, with two sub-classes consisting of owners in Oklahoma and Kansas.  In March 2009, the court granted the motion to certify the class.  The plaintiffs filed a motion for summary judgment for only the two named plaintiffs.  The court granted the motion in the amount of $12,779.  A motion for summary judgment related to the remainder of the class was denied.  Trial was scheduled for April 2010; however, the court vacated the trial date.  At a hearing in April 2010, the court ruled that the class representatives were no longer proper representatives and stated that it is considering whether to dismiss class counsel or decertify the class in whole or in part.  In a subsequent ruling in April 2010, the court decertified the class.  In April 2010, new counsel and representative parties filed a motion to intervene and prosecute the Beer class.  This motion has not been acted on by the court.  XTO Energy has informed the trustee that it believes that it has strong defenses to this lawsuit and intends to vigorously defend its position. However, if XTO Energy ultimately makes any settlement payments or receives a judgment against it, the trust will bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if a judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.  It could, however, result in costs exceeding revenues on the properties underlying the Oklahoma and Kansas net profit interests for one or more monthly distributions, depending on the size of the judgment or settlement, if any, and the net proceeds being paid at that time.

In September 2008, a class action lawsuit was filed against XTO Energy styled Wallace B. Roderick Revocable Living Trust, et al. v. XTO Energy Inc. in the District Court of Kearny County, Kansas. XTO Energy removed the case to federal court in Wichita, Kansas. The plaintiffs allege that XTO Energy has improperly taken post-production costs from royalties paid to the plaintiffs from wells located in Kansas, Oklahoma and Colorado. The plaintiffs also seek to represent all royalty owners in these three states as a class. The plaintiffs’ claims overlap the claims made by the plaintiffs in the Beer case as to certain properties. XTO Energy has answered, denying all claims, and has filed motions to dismiss a portion of the claims.  In January 2010, the federal court granted XTO Energy’s motion for summary judgment concerning prior settled class actions that overlap plaintiffs’ proposed class action.  The court also granted XTO Energy’s motion to dismiss those portions of plaintiffs’ class that are currently being prosecuted in the Beer class action discussed above.  The Roderick plaintiffs have also filed a motion to include the former Beer class into this litigation.  The motion has not been ruled upon by the court.  XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to this lawsuit and intends to vigorously defend its position. However, if XTO Energy ultimately makes any settlement payments or receives a judgment against it, the trust will bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if the judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.  It could, however, result in costs exceeding revenues on the properties underlying the Oklahoma and Kansas net profit interests for one or more monthly distributions, depending on the size of the judgment or settlement, if any, and the net proceeds being paid at that time.

In June 2010, a class action lawsuit was filed against XTO Energy styled Richard Nevins, et al. v. XTO Energy Inc., et al. in federal district court in Oklahoma City, Oklahoma.  The case was administratively assigned to the same court where the Beer case is pending because the complaint purports to cover the same class as in Beer.  XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to this lawsuit and intends to vigorously defend its position. However, if XTO Energy ultimately makes any settlement payments or receives a judgment against it, the trust will bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if the judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.  It could, however, result in costs exceeding revenues on the properties underlying the Oklahoma and Kansas net profit interests for one or more monthly distributions, depending on the size of the judgment or settlement, if any, and the net proceeds being paid at that time.

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

Item 2.  Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the trust’s 2009 annual report, as well as the condensed financial statements and notes thereto included in this quarterly report on Form 10-Q.  The trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the trust’s web site at www.hugotontrust.com.

Distributable Income

Quarter

For the quarter ended June 30, 2010, net profits income was $18,974,132, as compared to $4,537,110 for second quarter 2009.  This 318% increase in net profits income is primarily the result of higher oil and gas prices and lower development costs, partially offset by decreased gas sales volumes and higher taxes, transportation and other costs.  See “Net Profits Income” on the following page.

After adding interest income of $432 and deducting administration expense of $241,644, distributable income for the quarter ended June 30, 2010 was $18,732,920, or $0.468323 per unit of beneficial interest. Administration expense for the quarter was lower than the prior year quarter primarily because of the timing of expenditures.  For second quarter 2009, distributable income was $4,263,720, or $0.106593 per unit.  Distributions to unitholders for the quarter ended June 30, 2010 were:

		Distribution
Record Date	Payment Date	per Unit
April 30, 2010	May 14, 2010	$0.196000
May 28, 2010	June 14, 2010	0.144855
June 30, 2010	July 15, 2010	0.127468

		$0.468323

Six Months

For the six months ended June 30, 2010, net profits income was $35,873,354 compared with $10,314,535 for the same 2009 period.  This 248% increase in net profits income is primarily the result of higher oil and gas prices and lower development costs, partially offset by decreased gas sales volumes and higher taxes, transportation and other costs.  See “Net Profits Income” below.

After adding interest income of $534 and deducting administration expense of $575,848, distributable income for the six months ended June 30, 2010 was $35,298,040, or $0.882451 per unit of beneficial interest.  For the six months ended June 30, 2009, distributable income was $9,729,080, or $0.243227 per unit.

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production.  Net profits income is generally affected by three major factors:

-	oil and gas sales volumes,

-	oil and gas sales prices, and

-	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months			Six Months
	Ended June 30 (a)		Increase	Ended June 30 (a)		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	6,113,559	6,462,737	(5)%	12,044,510	13,573,002	(11)%
Average per day	68,692	72,615	(5)%	66,544	74,989	(11)%
Net profits interests	3,432,982	1,421,757	141%	6,647,060	2,875,683	131%

Oil (Bbls) (b)
Underlying properties	71,105	69,193	3%	134,329	133,811	-
Average per day	799	777	3%	742	739	-
Net profits interests	41,321	18,718	121%	75,647	33,207	128%

Average Sales Prices
Gas (per Mcf)	$5.17	$2.96	75%	$5.15	$3.48	48%
Oil (per Bbl)	$77.03	$40.38	91%	$74.63	$42.59	75%

Revenues
Gas sales	$31,609,753	$19,100,449	65%	$62,004,921	$47,296,640	31%
Oil sales	5,477,186	2,794,176	96%	10,025,556	5,698,493	76%

Total Revenues	37,086,939	21,894,625	69%	72,030,477	52,995,133	36%

Costs
Taxes, transportation and other	4,319,945	3,029,840	43%	8,510,316	6,815,720	25%
Production expense	4,825,144	5,583,928	(14)%	10,132,035	11,111,916	(9)%
Development costs (c)	1,500,000	5,000,000	(70)%	3,000,000	17,000,000	(82)%
Overhead	2,724,185	2,609,469	4%	5,443,634	5,174,328	5%
Excess Costs (d)	-	-	-	102,800	-	-
Total Costs	13,369,274	16,223,237	(18)%	27,188,785	40,101,964	(32)%

Net Proceeds	23,717,665	5,671,388	318%	44,841,692	12,893,169	248%

Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$18,974,132	$4,537,110	318%	$35,873,354	$10,314,535	248%

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

The following are explanations of significant variances on the underlying properties from second quarter 2009 to second quarter 2010 and from the first six months of 2009 to the comparable period in 2010:

Sales Volumes

Gas

Gas sales volumes decreased 5% for the second quarter as compared with the same 2009 period primarily because of natural production decline, partially offset by increased production from new wells and workovers and the timing of cash receipts.  Gas sales volumes decreased 11% for the six-month period as compared with the same 2009 period primarily because of natural production decline and the timing of cash receipts, partially offset by increased production from new wells and workovers.

Oil

Oil sales volumes increased 3% for the second quarter as compared with the same 2009 period primarily because of increased production from new wells and workovers, partially offset by natural production decline and the timing of cash receipts.  Oil sales volumes remained relatively flat for the six-month period as compared with the same 2009 period primarily because increased production from new wells and workovers was offset by natural production decline and the timing of cash receipts.

Sales Prices

Gas

The second quarter 2010 average gas price was $5.17 per Mcf, a 75% increase from the second quarter 2009 average gas price of $2.96 per Mcf.  For the six-month period, the average gas price increased 48% to $5.15 per Mcf in 2010 from $3.48 per Mcf in 2009.  Natural gas prices are affected by the level of North American production, weather, crude oil  and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas.  Due to concerns of oversupply, declining demand due to the U.S. recession, falling oil prices and increased gas storage, gas prices declined during the first nine months of 2009.  However, signs of possible economic improvement, higher oil prices and a relatively cold winter led to increased gas prices in late 2009 and early 2010.  Gas prices weakened substantially in February and March 2010 due to renewed concerns of oversupply. Natural gas prices are expected to remain volatile. The second quarter 2010 gas price is primarily related to production from February through April 2010, when the average NYMEX price was $4.64 per MMBtu.  The average NYMEX price for May and June 2010 was $4.21 per MMBtu.  At July 14, 2010, the average NYMEX futures price for the following twelve months was $4.85 per MMBtu.  Recent trust gas prices have averaged approximately 9% higher than the NYMEX price.

Oil

The second quarter 2010 average oil price was $77.03 per Bbl, a 91% increase from the second quarter 2009 average oil price of $40.38 per Bbl.  The year-to-date average oil price increased 75% to $74.63 per Bbl in 2010 from $42.59 per Bbl in 2009.  Lower demand as a result of the U.S. recession and slowing global economy, the tightened credit markets and rising crude oil supplies caused oil prices to decline sharply in 2008. However, signs of possible economic improvement have resulted in steadily higher oil prices during 2009 and early 2010.  Oil prices are expected to remain volatile.  The second quarter 2010 oil price is primarily related to production from February through April 2010, when the average NYMEX price was $80.68 per Bbl.  The average NYMEX price for May and June 2010 was $74.95 per Bbl.  At July 14, 2010, the average NYMEX futures price for the following twelve months was $79.46 per Bbl.  Recent trust oil prices have averaged approximately 3% lower than the NYMEX price.

Costs

Taxes, Transportation and Other

Taxes, transportation and other increased 43% for the quarter and 25% for the six-month period primarily because of increased production taxes related to higher oil and gas revenues, partially offset by decreased other deductions as a percent of oil and gas revenues.

Production

Production expense decreased 14% for the quarter and 9% for the six-month period primarily because of decreased compressor, chemical and treating and outside operated costs, partially offset by decreased mechanical and marketing rebates included in 2009.  In addition, decreased production expense for the six-month period also included decreased water disposal costs.

Development

Development costs deducted in the calculation of net profits income are based on the development budget.  These development costs decreased 70% for the second quarter and 82% for the six-month period primarily because of decreased development activity.  During the first half of 2010, two wells were completed on the underlying properties and there were no wells pending completion at June 30.

As of December 31, 2009, cumulative budgeted costs exceeded cumulative actual costs by approximately $0.9 million.  In calculating net profits income, XTO Energy deducted budgeted development costs of $1.5 million for the quarter and $3.0 million for the six-month period.  After considering actual development costs of $2.1 million for the quarter and $3.6 million for the six-month period, cumulative budgeted costs deducted exceeded actual costs by approximately $0.3 million at June 30, 2010.

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

Overhead

Overhead increased 4% for the quarter and 5% for the six-month period primarily because of the annual rate adjustment based on an industry index.

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

Contingencies

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

Other

On June 25, 2010, XTO Energy became a wholly owned subsidiary of Exxon Mobil Corporation.  The merger is not expected to have a material effect on trust annual distributable income, financial position or liquidity.

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding the net profits interests, underlying properties, development activities, annual and monthly development, production and other costs and expenses, monthly development cost deductions, oil and gas prices and differentials to NYMEX prices, supply levels, future drilling, workover and restimulation plans, distributions to unitholders, industry and market conditions and the impact of the merger with Exxon Mobil Corporation, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2009, which is incorporated by this reference as though fully set forth herein.  Although XTO Energy and the trustee believe that the expectations reflected in such forward-looking statements are reasonable, neither XTO Energy nor the trustee can give any assurance that such expectations will prove to be correct.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

An amended petition for a class action lawsuit, Beer, et al. v. XTO Energy Inc., was filed in January 2006 in the District Court of Texas County, Oklahoma by certain royalty owners of natural gas wells in Oklahoma and Kansas. The plaintiffs allege that XTO Energy has not properly accounted to the plaintiffs for the royalties to which they are entitled and seek an accounting regarding the natural gas and other products produced from their wells and the prices paid for the natural gas and other products produced, and for payment of the monies allegedly owed since June 2002, with a certain limited number of plaintiffs claiming monies owed for additional time. XTO Energy removed the case to federal district court in Oklahoma City. A hearing on the class certification was conducted in October 2008. At the class certification hearing, the plaintiffs sought to certify a class of royalty owners whose wells were connected to a processing plant owned by a subsidiary of XTO Energy in the Hugoton Field, with two sub-classes consisting of owners in Oklahoma and Kansas.  In March 2009, the court granted the motion to certify the class.  The plaintiffs filed a motion for summary judgment for only the two named plaintiffs.  The court granted the motion in the amount of $12,779. A motion for summary judgment related to the remainder of the class was denied.  Trial was scheduled for April 2010; however, the court vacated the trial date.  At a hearing in April 2010, the court ruled that the class representatives were no longer proper representatives and stated that it is considering whether to dismiss class counsel or decertify the class in whole or in part.  In a subsequent ruling in April 2010, the court decertified the class.  In April 2010, new counsel and representative parties filed a motion to intervene and prosecute the Beer class.  This motion has not been acted on by the court.  XTO Energy has informed the trustee that it believes that it has strong defenses to this lawsuit and intends to vigorously defend its position. However, if XTO Energy ultimately makes any settlement payments or receives a judgment against it, the trust will bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if a judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.  It could, however, result in costs exceeding revenues on the properties underlying the Oklahoma and Kansas net profit interests for one or more monthly distributions, depending on the size of the judgment or settlement, if any, and the net proceeds being paid at that time.

In September 2008, a class action lawsuit was filed against XTO Energy styled Wallace B. Roderick Revocable Living Trust, et al. v. XTO Energy Inc. in the District Court of Kearny County, Kansas. XTO Energy removed the case to federal court in Wichita, Kansas. The plaintiffs allege that XTO Energy has improperly taken post-production costs from royalties paid to the plaintiffs from wells located in Kansas, Oklahoma and Colorado. The plaintiffs also seek to represent all royalty owners in these three states as a class. The plaintiffs’ claims overlap the claims made by the plaintiffs in the Beer case as to certain properties. XTO Energy has answered, denying all claims, and has filed motions to dismiss a portion of the claims.  In January 2010, the federal court granted XTO Energy’s motion for summary judgment concerning prior settled class actions that overlap plaintiffs’ proposed class action.  The court also granted XTO Energy’s motion to dismiss those portions of plaintiffs’ class that are currently being prosecuted in the Beer class action discussed above.  The Roderick plaintiffs have also filed a motion to include the former Beer class into this litigation.  The motion has not been ruled upon by the court.  XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to this lawsuit and intends to vigorously defend its position. However, if XTO Energy ultimately makes any settlement payments or receives a judgment against it, the trust will bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if the judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.  It could, however, result in costs exceeding revenues on the properties underlying the Oklahoma and Kansas net profit interests for one or more monthly distributions, depending on the size of the judgment or settlement, if any, and the net proceeds being paid at that time.

In June 2010, a class action lawsuit was filed against XTO Energy styled Richard Nevins, et al. v. XTO Energy Inc., et al. in federal district court in Oklahoma City, Oklahoma.  The case was administratively assigned to the same court where the Beer case is pending because the complaint purports to cover the same class as in Beer.  XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to this lawsuit and intends to vigorously defend its position. However, if XTO Energy ultimately makes any settlement payments or receives a judgment against it, the trust will bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if the judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.  It could, however, result in costs exceeding revenues on the properties underlying the Oklahoma and Kansas net profit interests for one or more monthly distributions, depending on the size of the judgment or settlement, if any, and the net proceeds being paid at that time.

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

HUGOTON ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/s/ Nancy G. Willis
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: July 21, 2010	By	/s/ Patrick T. Mulva
Patrick T. Mulva
Vice President and Controller