Form 10-Q
period 2010-09-30
HUGOTON ROYALTY TRUST
filed 2010-10-25
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Outstanding as of October 1, 2010
40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

	TABLE OF CONTENTS

		Page

	Glossary of Terms	3

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Report of Independent Registered Public Accounting Firm	5

	Condensed Statements of Assets, Liabilities and Trust Corpus
	at September 30, 2010 and December 31, 2009	6

	Condensed Statements of Distributable Income
	for the Three and Nine Months Ended September 30, 2010 and 2009	7

	Condensed Statements of Changes in Trust Corpus
	for the Three and Nine Months Ended September 30, 2010 and 2009	8

	Notes to Condensed Financial Statements	9

Item 2.	Trustee’s Discussion and Analysis	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 6.	Exhibits	18

	Signatures	19

HUGOTON ROYALTY TRUST

GLOSSARY OF TERMS

The following are definitions of significant terms used in this Form 10-Q:

Bbl	Barrel (of oil)

Mcf	Thousand cubic feet (of natural gas)

MMBtu	One million British Thermal Units, a common energy measurement

net proceeds	Gross proceeds received by XTO Energy from sale of production from the underlying properties, less applicable costs, as defined in the net profits interest conveyances

net profits income	Net proceeds multiplied by the net profits percentage of 80%, which is paid to the trust by XTO Energy. “Net profits income” is referred to as “royalty income” for tax reporting purposes.

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements should be read in conjunction with the trust’s financial statements and the notes thereto included in the trust’s Annual Report on Form 10-K.  In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at September 30, 2010 and the distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2010 and 2009 have been included.  Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee
  for the Hugoton Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of September 30, 2010 and the related condensed statements of distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2010 and 2009.  These condensed financial statements are the responsibility of the trustee.

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

The accompanying condensed financial statements are prepared on a modified cash basis as described in Note 1, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

KPMG LLP

Fort Worth, Texas
October 25, 2010

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Cash and short-term investments	$5,316,720	$4,284,800

Net profits interests in oil and gas properties - net (Note 1)	128,235,149	139,877,580

	$133,551,869	$144,162,380

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$5,316,720	$4,284,800

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	128,235,149	139,877,580

	$133,551,869	$144,162,380

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Net profits income	$14,695,353	$8,533,583	$50,568,707	$18,848,118

Interest income	206	91	740	359

Total income	14,695,559	8,533,674	50,569,447	18,848,477

Administration expense	168,199	162,074	744,047	747,797

Distributable income	$14,527,360	$8,371,600	$49,825,400	$18,100,680

Distributable income per unit (40,000,000 units)	$0.363184	$0.209290	$1.245635	$0.452517

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Trust corpus, beginning of period	$131,934,491	$144,358,176	$139,877,580	$146,722,015

Amortization of net profits interests	(3,699,342)	(1,970,183)	(11,642,431)	(4,334,022)

Distributable income	14,527,360	8,371,600	49,825,400	18,100,680

Distributions declared	(14,527,360)	(8,371,600)	(49,825,400)	(18,100,680)

Trust corpus, end of period	$128,235,149	$142,387,993	$128,235,149	$142,387,993

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

Accumulated amortization was $118,831,802 as of September 30, 2010 and $107,189,371 as of December 31, 2009.

2.	Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Cumulative actual costs under (over) the amount deducted – beginning of period	$343,534	$498,587	$909,477	$(7,314,084)
Actual costs	(2,911,951)	(856,945)	(6,477,894)	(10,044,274)
Budgeted costs deducted	1,700,000	2,500,000	4,700,000	19,500,000
Cumulative actual costs (over) under the amount deducted - end of period	$(868,417)	$2,141,642	$(868,417)	$2,141,642

The monthly development cost deduction was $4.0 million from the January 2009 distribution through the March 2009 distribution.  As a result of decreased development activity and revisions to the 2009 development budget, the development cost deduction was decreased to $2.0 million beginning with the April 2009 distribution, to $1.0 million beginning with the June 2009 distribution and to $500,000 beginning with the September 2009 distribution and was maintained at that level through the July 2010 distribution.  As a result of increased development activity, the development cost deduction was increased to $600,000 beginning with the August 2010 distribution and was maintained at that level through the September 2010 distribution.  As a result of increased development activity and the timing of expenditures the development cost deduction was increased to $850,000 beginning with the October 2010 distribution and is expected to be maintained at that level through the December 2010 distribution.  XTO Energy has advised the trustee that revised total 2010 budgeted development costs for the underlying properties are between $8 million and $10 million.  The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions.  XTO Energy has advised the trustee that this monthly deduction will continue to be evaluated and revised as necessary.

3.	Contingencies

An amended petition for a class action lawsuit, Beer, et al. v. XTO Energy Inc., was filed in January 2006 in the District Court of Texas County, Oklahoma by certain royalty owners of natural gas wells in Oklahoma and Kansas. The plaintiffs allege that XTO Energy has not properly accounted to the plaintiffs for the royalties to which they are entitled and seek an accounting regarding the natural gas and other products produced from their wells and the prices paid for the natural gas and other products produced, and for payment of the monies allegedly owed since June 2002, with a certain limited number of plaintiffs claiming monies owed for additional time. XTO Energy removed the case to federal district court in Oklahoma City. A hearing on the class certification was conducted in October 2008. At the class certification hearing, the plaintiffs sought to certify a class of royalty owners whose wells were connected to a processing plant owned by a subsidiary of XTO Energy in the Hugoton Field, with two sub-classes consisting of owners in Oklahoma and Kansas.  In March 2009, the court granted the motion to certify the class.  The plaintiffs filed a motion for summary judgment for only the two named plaintiffs.  The court granted the motion in the amount of $12,779.  A motion for summary judgment related to the remainder of the class was denied.  Trial was scheduled for April 2010; however, the court vacated the trial date.  At a hearing in April 2010, the court ruled that the class representatives were no longer proper representatives and stated that it was considering whether to dismiss class counsel or decertify the class in whole or in part.  In a subsequent ruling in April 2010, the court decertified the class.  In April 2010, new counsel and representative parties, Fankhouser and Goddard, filed a motion to intervene and prosecute the Beer class.  This motion was granted on July 13, 2010.  The new plaintiffs and counsel filed an amended complaint asserting new causes of action for breach of fiduciary duties and unjust enrichment.  Following an additional class discovery period, a class certification hearing was held on September 27, 2010.  The court has not ruled on class certification.  XTO Energy has informed the trustee that it believes that it has strong defenses to this lawsuit and intends to vigorously defend its position. However, if XTO Energy ultimately makes any settlement payments or receives a judgment against it, the trust will bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if a judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.  It could, however, result in costs exceeding revenues on the properties underlying the Oklahoma and Kansas net profit interests for one or more monthly distributions, depending on the size of the judgment or settlement, if any, and the net proceeds being paid at that time.

In September 2008, a class action lawsuit was filed against XTO Energy styled Wallace B. Roderick Revocable Living Trust, et al. v. XTO Energy Inc. in the District Court of Kearny County, Kansas. XTO Energy removed the case to federal court in Wichita, Kansas. The plaintiffs allege that XTO Energy has improperly taken post-production costs from royalties paid to the plaintiffs from wells located in Kansas, Oklahoma and Colorado. The plaintiffs also seek to represent all royalty owners in these three states as a class. The plaintiffs’ claims overlap the claims made by the plaintiffs in the Beer/Fankhouser case as to certain properties. XTO Energy has answered, denying all claims, and has filed motions to dismiss a portion of the claims.  In January 2010, the federal court granted XTO Energy’s motion for summary judgment concerning prior settled class actions that overlap plaintiffs’ proposed class action.  The court also granted XTO Energy’s motion to dismiss those portions of plaintiffs’ class that are currently being prosecuted in the Beer/Fankhouser class action discussed above.  The Roderick plaintiffs have also filed a motion to include the former Beer/Fankhouser class into this litigation.  The court denied the motion.  XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to this lawsuit and intends to vigorously defend its position. However, if XTO Energy ultimately makes any settlement payments or receives a judgment against it, the trust will bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if the judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.  It could, however, result in costs exceeding revenues on the properties underlying the Oklahoma and Kansas net profit interests for one or more monthly distributions, depending on the size of the judgment or settlement, if any, and the net proceeds being paid at that time.

In June 2010, a class action lawsuit was filed against XTO Energy styled Richard Nevins, et al. v. XTO Energy Inc., et al. in federal district court in Oklahoma City, Oklahoma.  The case was administratively assigned to the same court where the Beer case was pending because the complaint purported to cover the same class as Beer.  With the granting of the Fankhouser intervention, the court denied the intervention of Nevins.  The time period for appeal of the ruling has passed.

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

Costs exceeded revenues by $513,475 ($410,780 to the trust) on properties underlying the Kansas net profits interests in October and November 2009.  Lower gas prices caused costs to exceed revenues on properties underlying the Kansas net profits interests. However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO Energy advised the trustee that increased gas prices led to the partial recovery of excess costs of $410,957 ($328,766 net to the trust), plus accrued interest of $1,958 ($1,566 net to the trust) in December 2009 and the full recovery of excess costs of $102,518 ($82,014 net to the trust), plus accrued interest of $282 ($226 net to the trust) in January 2010.  There were no excess costs at September 30, 2010.

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

Distributable Income

Quarter

For the quarter ended September 30, 2010, net profits income was $14,695,353, as compared to $8,533,583 for third quarter 2009.  This 72% increase in net profits income is primarily the result of higher oil and gas prices ($7.7 million) and lower developments costs ($0.6 million), partially offset by decreased oil and gas production ($1.8 million).  See “Net Profits Income” below.

After adding interest income of $206 and deducting administration expense of $168,199, distributable income for the quarter ended September 30, 2010 was $14,527,360, or $0.363184 per unit of beneficial interest.  Changes in interest income are attributable to fluctuations in net profits income and interest rates.  For third quarter 2009, distributable income was $8,371,600, or $0.209290 per unit.  Distributions to unitholders for the quarter ended September 30, 2010 were:

		Distribution
Record Date	Payment Date	per Unit
July 30, 2010	August 13, 2010	$0.124857
August 31, 2010	September 15, 2010	0.105409
September 30, 2010	October 15, 2010	0.132918

		$0.363184

Nine Months

For the nine months ended September 30, 2010, net profits income was $50,568,707 compared with $18,848,118 for the same 2009 period.  This 168% increase in net profits income is primarily the result of higher oil and gas prices ($29.0 million) and decreased development costs ($11.8 million), partially offset by decreased oil and gas production ($8.0 million).  See “Net Profits Income” below.

After adding interest income of $740 and deducting administration expense of $744,047, distributable income for the nine months ended September 30, 2010 was $49,825,400, or $1.245635 per unit of beneficial interest.  Changes in interest income are attributable to fluctuations in net profits income and interest rates.  For the nine months ended September 30, 2009, distributable income was $18,100,680, or $0.452517 per unit.

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production.  Net profits income is generally affected by three major factors:

-	oil and gas sales volumes,

-	oil and gas sales prices, and

-	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months			Nine Months
	Ended September 30 (a)		Increase	Ended September 30 (a)		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	6,071,750	6,531,955	(7)%	18,116,260	20,104,957	(10)%
Average per day	65,997	71,000	(7)%	66,360	73,645	(10)%
Net profits interests	3,095,732	2,396,620	29%	9,742,792	5,272,303	85%

Oil (Bbls) (b)
Underlying properties	68,634	71,949	(5)%	202,963	205,760	(1)%
Average per day	746	782	(5)%	743	754	(1)%
Net profits interests	34,948	31,150	12%	110,595	64,357	72%

Average Sales Prices
Gas (per Mcf)	$4.40	$3.09	42%	$4.90	$3.36	46%
Oil (per Bbl)	$71.43	$56.64	26%	$73.55	$47.50	55%

Revenues
Gas sales	$26,688,301	$20,188,374	32%	$88,693,222	$67,485,014	31%
Oil sales	4,902,714	4,075,392	20%	14,928,270	9,773,885	53%

Total Revenues	31,591,015	24,263,766	30%	103,621,492	77,258,899	34%

Costs
Taxes, transportation and other	3,380,475	3,369,253	-	11,890,791	10,184,973	17%
Production expense	5,374,188	5,001,346	7%	15,506,223	16,113,262	(4)%
Development costs (c)	1,700,000	2,500,000	(32)%	4,700,000	19,500,000	(76)%
Overhead	2,767,160	2,726,188	2%	8,210,794	7,900,516	4%
Excess costs (d)	-	-	-	102,800	-	-

Total Costs	13,221,823	13,596,787	(3)%	40,410,608	53,698,751	(25)%

Net Proceeds	18,369,192	10,666,979	72%	63,210,884	23,560,148	168%

Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$14,695,353	$8,533,583	72%	$50,568,707	$18,848,118	168%

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

The following are explanations of significant variances on the underlying properties from third quarter 2009 to third quarter 2010 and from the first nine months of 2009 to the comparable period in 2010:

Sales Volumes

Gas

Gas sales volumes decreased 7% for the third quarter and 10% for the nine-month period primarily because of natural production decline and the timing of cash receipts, partially offset by increased production from new wells and workovers.

Oil

Oil sales volumes decreased 5% for the third quarter and 1% for the nine-month period primarily because of natural production decline and the timing of cash receipts, partially offset by increased production from new wells and workovers.

The rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Gas

The third quarter 2010 average gas price was $4.40 per Mcf, a 42% increase from the third quarter 2009 average gas price of $3.09 per Mcf.  For the nine-month period, the average gas price increased 46% to $4.90 per Mcf in 2010 from $3.36 per Mcf in 2009.  Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas.  Natural gas prices are expected to remain volatile.  The average NYMEX price for August and September 2010 was $4.21 per MMBtu.  At October 20, 2010, the average NYMEX futures price for the following twelve months was $4.14 per MMBtu. Recent trust gas prices have averaged approximately 4% higher than the NYMEX price.

Oil

The third quarter 2010 average oil price was $71.43 per Bbl, a 26% increase from the third quarter 2009 average oil price of $56.64 per Bbl.  The year-to-date average oil price increased 55% to $73.55 per Bbl in 2010 from $47.50 per Bbl in 2009.  Oil prices are expected to remain volatile.  The average NYMEX price for August and September 2010 was $76.03 per Bbl.  At October 20, 2010, the average NYMEX futures price for the following twelve months was $84.54 per Bbl.  Recent trust oil prices have averaged approximately 6% lower than the NYMEX price.

Costs

Taxes, Transportation and Other

Taxes, transportation and other remained relatively flat for the quarter as increased production taxes related to higher oil and gas revenues was partially offset by decreased property taxes related to lower valuations.  Taxes, transportation and other increased 17% for the nine-month period primarily because of increased production taxes related to higher oil and gas revenues, partially offset by decreased other deductions as a percentage of oil and gas revenues.

Production

Production expense increased 7% for the quarter primarily due to increased repairs and maintenance, fuel and water disposal costs, partially offset by decreased compressor and plugging and abandonment costs.  Production expense decreased 4% for the nine-month period primarily due to decreased compressor, chemical and treating and water disposal costs, partially offset by increased repairs and maintenance costs and decreased mechanical and marketing rebates included in 2009.

Development

Development costs deducted in the calculation of net profits income are based on the development budget.  These development costs decreased 32% for the third quarter and 76% for the nine-month period primarily because of decreased development activity.  During the first nine months of 2010, two wells were completed on the underlying properties and there were no wells pending completion at September 30, 2010.

As of December 31, 2009, cumulative budgeted costs deducted exceeded actual costs by approximately $0.9 million.  In calculating net profits income, XTO Energy deducted budgeted development costs of $1.7 million for the quarter and $4.7 million for the nine-month period.  After considering actual development costs of $2.9 million for the quarter and $6.5 million for the nine-month period, cumulative actual costs exceeded budgeted costs deducted by approximately $0.9 million at September 30, 2010.

XTO Energy has advised the trustee that total 2010 budgeted development costs for the underlying properties are approximately $8 million to $10 million.  The 2010 budget year generally coincides with the trust distribution months from April 2010 through March 2011.  The monthly development cost deduction will be reevaluated by XTO Energy and revised as necessary, based on the 2010 budget and the timing and amount of actual expenditures.  See Note 2 to Condensed Financial Statements.

Overhead

Overhead increased 2% for the quarter and 4% for the nine-month period primarily because of the annual rate adjustment based on an industry index.

Excess Costs

Costs exceeded revenues by $513,475 ($410,780 to the trust) on properties underlying the Kansas net profits interests in October and November 2009.  Lower gas prices caused costs to exceed revenues on properties underlying the Kansas net profits interests. However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO Energy advised the trustee that increased gas prices led to the partial recovery of excess costs of $410,957 ($328,766 net to the trust), plus accrued interest of $1,958 ($1,566 net to the trust) in December 2009 and the full recovery of excess costs of $102,518 ($82,014 net to the trust), plus accrued interest of $282 ($226 net to the trust) in January 2010.  There were no excess costs at September 30, 2010.

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

Forward-Looking Statements

Statements in this report relating to future plans, predictions, events or conditions are forward–looking statements.  All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding the net profits interests, underlying properties, development activities, annual and monthly development, production and other costs and expenses, monthly development cost deductions, oil and gas prices and differentials to NYMEX prices, supply levels, future drilling, workover and restimulation plans, distributions to unitholders, industry and market conditions and the impact of the merger with Exxon Mobil Corporation, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2009, which is incorporated by this reference as though fully set forth herein.  XTO Energy and the trustee assume no duty to update these statements as of any future date.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Refer to Note 3 on pages 10 through 12 of this Quarterly Report on Form 10-Q for information on legal proceedings.

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

HUGOTON ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/s/ Nancy G. Willis
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: October 25, 2010	By	/s/ Patrick T. Mulva
Patrick T. Mulva
Vice President and Controller