Form 10-K
period 2010-12-31
HUGOTON ROYALTY TRUST
filed 2011-02-24
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010	Commission file number 1-10476
Hugoton Royalty Trust
(Exact name of registrant as specified in the Hugoton Royalty Trust Indenture)

Texas	58-6379215
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☑

The aggregate market value of the units of beneficial interest of the trust, based on the closing price on the New York Stock Exchange as of June 30, 2010 (the last business day of its most recently completed second fiscal quarter), held by non-affiliates of the registrant on that date was approximately $753 million.

At February 16, 2011, there were 40,000,000 units of beneficial interest of the trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below is the only document parts of which are incorporated herein by reference and the parts of this report into which the document is incorporated:
None

HUGOTON ROYALTY TRUST
2010 ANNUAL REPORT ON FORM 10-K

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

Costs exceeded revenues on properties underlying the Wyoming net profits interests for November 2008 and November and December 2007 and on properties underlying the Kansas net profits interests for October and November 2009. There were no excess costs at December 31, 2010.  For further information on excess costs, see Trustee’s Discussion and Analysis of Financial Condition and Results of Operations, under Item 7.

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

 Adding -
  (1) net profits income received,
  (2) interest income and any other cash receipts and
  (3) cash available as a result of reduction of cash reserves, then

Subtracting -
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

Approximately 85% of the net profits income received by the trust during 2010, as well as 87% of the estimated proved reserves of the net profits interests at December 31, 2010 (based on estimated future net cash flows using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period), is attributable to natural gas.  There has historically been a greater demand for gas during the winter months than the rest of the year.  Otherwise, trust income generally is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions.  The trust conducts no research activities.

The oil and gas industry is highly competitive in all its phases.  Operators of the properties in which the trust holds interests encounter competition from other oil and gas companies and from individual producers and operators.  Oil and natural gas are commodities, for which market prices are determined by external supply and demand factors.

Item 1A.  Risk Factors

The following factors could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by the trustee from time to time.  Such factors may have a material adverse effect upon the trust’s financial condition, distributable income and changes in trust corpus.

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

The trust’s monthly cash distributions are highly dependent upon the prices realized from the sale of natural gas and, to a lesser extent, oil.  Oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the trust and XTO Energy.  Factors that contribute to price fluctuations include instability in oil-producing regions, worldwide economic conditions, weather conditions, the supply and price of domestic and foreign oil, natural gas and natural gas liquids, consumer demand, the price and availability of alternative fuels, the proximity to, and capacity of, transportation facilities and the effect of worldwide energy conservation measures.  Moreover, government regulations, such as regulation of natural gas transportation and price controls, can affect product prices in the long term.  Lower oil and natural gas prices may reduce the amount of oil and natural gas that is economic to produce and will reduce net profits available to the trust.  The volatility of energy prices reduces the predictability of future cash distributions to trust unitholders.

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

The assets of the trust represent interests in depleting assets and, if XTO Energy or any other operators developing the underlying properties do not perform additional successful development projects, the assets may deplete faster than expected.  Eventually, the assets of the trust will cease to produce in commercial quantities and the trust will cease to receive proceeds from such assets.

The net proceeds payable to the trust are derived from the sale of hydrocarbons from depleting assets.  The reduction in proved reserve quantities is a common measure of the depletion.  Future maintenance and development projects on the underlying properties will affect the quantity of proved reserves and can offset the reduction in proved reserves.  The timing and size of these projects will depend on the market prices of oil and natural gas.  If the operator(s) of the properties do not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently expected by the trust.  Because the net proceeds payable to the trust are derived from the sale of hydrocarbons from depleting assets, the portion of distributions to unitholders attributable to depletion may be considered a return on capital as opposed to a return on investment.  Distributions that are a return of capital will ultimately diminish the depletion tax benefits available to the unitholders, which could reduce the market value of the units over time.  Eventually, the properties underlying the trust’s net profits interest will cease to produce in commercial quantities and the trust will, therefore, cease to receive any net proceeds therefrom.

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

Trust unitholders have limited voting rights and have limited ability to enforce the trust’s rights against XTO Energy or any other operator of the underlying properties.

The voting rights of a trust unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of trust unitholders or for an annual or other periodic re-election of the trustee. Additionally, trust unitholders have no voting rights in XTO Energy or Exxon Mobil Corporation.

The trust indenture and related trust law permit the trustee and the trust to sue XTO Energy or any other operator of the underlying properties to compel them to fulfill the terms of the conveyance of the net profits interests. If the trustee does not take appropriate action to enforce provisions of the conveyance, the recourse of the trust unitholders would likely be limited to bringing a lawsuit against the trustee to compel the trustee to take specified actions. Trust unitholders probably would not be able to sue XTO Energy or any other operator of the underlying properties.

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

The trust unitholders are not protected from the liabilities of the trust to the same extent that a shareholder would be protected from a corporation’s liabilities. The structure of the trust does not include the interposition of a limited liability entity such as a corporation or limited partnership which would provide further limited liability protection to trust unitholders. While the trustee is liable for any excess liabilities incurred if the trustee fails to ensure that such liabilities are to be satisfied only out of trust assets, under the laws of Texas, which are unsettled on this point, a unitholder may be jointly and severally liable for any liability of the trust if the satisfaction of such liability was not contractually limited to the assets of the trust and the assets of the trust and the trustee are not adequate to satisfy such liability.  As a result, trust unitholders may be exposed to personal liability.  The trust, however, is not liable for production costs or other liabilities of the underlying properties.

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

Item 1B.  Unresolved Staff Comments

The trust did not have any unresolved comments received more than 180 days prior to December 31, 2010 from the Securities and Exchange Commission staff; however, as of December 31, 2010, the trust did have one outstanding comment which the trust does not believe to be material.  This comment seeks further analysis with respect to the trust's position that gas sales contracts entered into by the operator of the properties underlying the trust's net profits interest are not required to be filed as exhibits to the trust's reports.  The trust has provided the requested analysis.  For more information on the terms of these contracts, see Significant Properties, under Item 2.

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

The underlying properties are predominantly gas-producing properties with established production histories in the Hugoton area of Oklahoma and Kansas, the Anadarko Basin of Oklahoma and the Green River Basin of Wyoming.  The average reserve-to-production index for the underlying properties as of December 31, 2010 is approximately 14 years.  This index is calculated using total proved reserves and estimated 2011 production for the underlying properties.  The projected 2011 production is from proved developed producing reserves as of December 31, 2010.  Based on estimated future net cash flows at 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, the proved reserves of the underlying properties are approximately 87% natural gas and 13% oil.  XTO Energy operates approximately 94% of the underlying properties.

Because the underlying properties are working interests, production expense, development costs and overhead are deducted in calculating net profits income.  As a result, net profits income is affected by the level of maintenance and development activity on the underlying properties.  See Trustee’s Discussion and Analysis of Financial Condition and Results of Operations, under Item 7.  Total 2010 development costs deducted for the underlying properties were $7 million, a decrease of 65% from the prior year.  XTO Energy has informed the trustee that total 2011 budgeted development costs for the underlying properties are between $10 million and $12 million.

Significant Properties

Hugoton Area

Natural gas was discovered in the Hugoton area in 1922.  With an estimated five million productive acres covering parts of Texas, Oklahoma and Kansas, the Hugoton area is one of the largest domestic natural gas producing areas.  During 2010, daily sales volumes from the underlying properties in the Hugoton area averaged approximately 18,900 Mcf of gas and 116 Bbls of oil.

Most of the production from the underlying properties in the Hugoton area is from the Chase formation.  XTO Energy has informed the trustee that it has begun to develop other formations that underlie the 79,500 net acres held by production by the Chase formation wells, which include the Council Grove, Morrow, Chester and St. Louis formations.  These formations are characterized by both oil and gas production from a variety of structural and stratigraphic traps.  Since 2003, XTO Energy has drilled wells to these formations and plans to continue this development program in 2011.

Within this area, XTO Energy drilled 2 gross (2.0 net) wells and performed 10 workovers in 2010.  XTO Energy has informed the trustee that it plans to drill up to 2 new wells and perform up to 20 workovers during 2011.

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

XTO Energy delivers most of its Hugoton gas production to a gathering and processing system owned by a subsidiary. Most of the gas is sold under the terms of a contract that was entered into in March 1996, predating the existence of the trust.  This system collects the majority of its throughput from underlying properties, which, in recent months, has been approximately 13,000 Mcf per day.  The gathering subsidiary purchases the gas from XTO Energy at the wellhead, gathers and transports the gas to its plant, and treats and processes the gas at the plant.  The gathering subsidiary pays XTO Energy for wellhead volumes at a price of 80% to 85% of the net residue price received by XTO Energy’s marketing affiliate, which amount is adjusted for the BTU content of the gas.  This affiliate currently sells the residue to a pipeline at a price based on a monthly pipeline index less actual third party fees.

Other Hugoton gas production is sold under a third party contract.  Under the contract, XTO Energy receives 74.5% of the net proceeds received from the sale of the residue gas and liquids.

Anadarko Basin

Oil and gas accumulations were discovered in the Anadarko Basin of western Oklahoma in 1945.  XTO Energy is one of the largest producers in the Ringwood, Northwest Okeene and Cheyenne Valley fields of Major County, the Northeast Cedardale field of Woodward County and the Elk City field of Beckham County, the principal producing regions of the underlying properties in the Anadarko Basin.  Daily sales volumes from the underlying properties in the Anadarko Basin averaged 29,300 Mcf of gas and 582 Bbls of oil in 2010.

The fields in the Major County area are characterized by oil and gas production from a variety of structural and stratigraphic traps.  Productive zones include the Oswego, Red Fork, Inola, Chester, Manning, Mississippian, Hunton and Arbuckle formations.  Within this area, XTO Energy drilled 1 gross (0.7 net) well and performed 7 workovers in 2010.  XTO Energy has informed the trustee that it plans to drill up to 2 new wells and perform up to 12 workovers in Major County during 2011.

The fields within Woodward County are characterized primarily by gas production from a variety of structural and stratigraphic traps.  Productive zones include the Cottage Grove, Oswego, Chester and Mississippian formations.  Within this area, XTO Energy did not drill any wells or perform any workovers in 2010.  XTO Energy has informed the trustee that it does not plan to drill any new wells but perform up to 4 workovers in Woodward County during 2011.

The Elk City field on the eastern edge of Beckham County produces oil and gas from a structural anticline with stratigraphic trapping features.  Production zones include the Hoxbar, Atoka and Morrow formations.  Within this area, XTO Energy did not drill any wells but did perform 1 workover in 2010.  XTO Energy has informed the trustee that it plans to drill 1 new well and perform up to 2 workovers within the Elk City field during 2011.

XTO Energy plans to further develop the underlying properties in the Anadarko Basin primarily through:

•     mechanical stimulation of existing wells,
•     installing artificial lift,
•     opening new producing zones in existing wells,
•     deepening existing wells to new producing zones, and
•     drilling additional wells.

A gathering subsidiary of XTO Energy operates a 300-mile gathering system and pipeline in the Major County area.  The gathering subsidiary and a third-party processor purchase natural gas produced at the wellhead from XTO Energy and other producers in the area under various agreements, most of which were entered into in the 1960’s and 1970’s, and which include life-of-production terms.  The gathering subsidiary gathers and transports the gas to a third-party processor, which processes the gas and pays XTO Energy and other producers for at least 50% of the liquids processed based upon a weighted average sales price.  After the gas is processed, the gathering subsidiary transports the gas via a residue pipeline to a connection with an interstate pipeline.  The gathering subsidiary sells the residue gas to the marketing subsidiary of XTO Energy based upon a weighted average price.  The gathering subsidiary pays this price to XTO Energy less a compression and gathering fee of approximately $0.31 per Mcf of residue gas.  This gathering fee was previously approved by the Federal Energy Regulatory Commission when the gathering subsidiary was regulated.  During 2010, the gathering system collected approximately 10,000 Mcf per day, approximately 50% of which XTO Energy operates. Estimated capacity of the gathering system is 24,000 Mcf per day.  The gathering subsidiary also provides contract operating services to properties in Woodward County, collecting approximately 10,000 Mcf per day, for an average fee of approximately $0.05 per Mcf.  XTO Energy also sells gas directly to its marketing subsidiary, which then sells the gas to third parties.  The price paid to XTO Energy is based upon the weighted average price of several published indices, but does not include a deduction for any marketing fees.  The price paid by the marketing affiliate includes a deduction for any transportation fees charged by the third party.

Green River Basin

The Green River Basin is located in southwestern Wyoming.  Natural gas was discovered in the Fontenelle Field of the Green River Basin in the early 1970’s.  The producing reservoirs are the Frontier, Baxter and Dakota sandstones.

Daily 2010 sales volumes from the underlying properties in the Fontenelle Field averaged 17,800 Mcf of natural gas and 33 Bbls of oil.  In 2010, XTO Energy did not drill any wells but did perform 1 workover.  XTO Energy has advised the trustee that it does not plan to drill any new wells but may perform up to 4 workovers in the Green River Basin during 2011.  XTO Energy has advised the trustee that it is continuing its efforts to reduce pipeline pressure which has shown potential for increasing production and extending field life in the Fontenelle Field.

Potential development activities for the underlying properties in this area include:

•	installing artificial lift,
•	restimulating producing intervals utilizing new technology,
•	additional compression to lower line pressures, and
•	opening new producing zones in existing wells.

XTO Energy markets the gas produced from the Fontenelle Unit and nearby properties under various marketing arrangements.  Under the agreement covering the majority of the gas sold, XTO Energy compresses the gas on the lease, transports it off the lease and compresses the gas again prior to entry into the gas plant pipeline.  The pipeline transports the gas to the gas plant, where the gas is processed, then redelivered to XTO Energy.  The owner of the gas plant and related pipeline charges XTO Energy for operational fuel and processing.  In 2010, the fuel charge was 1.89% of the volumes produced and the processing fee was approximately $0.11 per MMBtu.  XTO Energy transports and sells this gas directly to the markets based on a spot sales price.  The gas not sold under the above arrangement is sold either under a similar arrangement where the fee is approximately $0.17 per MMBtu, or under a contract where XTO Energy directly sells the gas to a third party on the lease at an adjusted index price.  Condensate is sold at the lease to an independent third party at market rates.

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

The underlying properties are interests in developed properties located primarily in gas producing regions of Kansas, Oklahoma and Wyoming.  The following is a summary of the approximate producing acreage of the underlying properties at December 31, 2010.  Undeveloped acreage is not significant.

	Gross	Net
Hugoton Area	212,725	197,623
Anadarko Basin	174,295	134,607
Green River Basin	37,912	28,626

Total	424,932	360,856

The following is a summary of the producing wells on the underlying properties as of December 31, 2010:

	Operated		Nonoperated
	Wells		Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Gas	1,252.0	1,109.9	290.0	66.4	1,542.0	1,176.3
Oil	40.0	35.4	8.0	1.4	48.0	36.8

Total	1,292.0	1,145.3	298.0	67.8	1,590.0	1,213.1

The following is a summary of the number of wells drilled on the underlying properties during the years indicated.  No exploratory wells were drilled on the underlying properties in the periods indicated; all wells drilled were developmental.  There were 3 gross (0.8 net) wells in process of drilling at December 31, 2010.

	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net
Completed gas wells	3	2.7	9	5.1	54	35.0
Completed oil wells	-	-	1	1.0	1	0.1
Dry wells	-	-	-	-	-	-

Total (a)	3	2.7	10	6.1	55	35.1

(a)	Included in totals are zero wells in 2010, 5 gross (1.2 net) wells in 2009 and 14 gross (2.6 net) wells in 2008, drilled on nonoperated interests.

Estimated Proved Reserves and Future Net Cash Flows

The following are proved reserves of the underlying properties, as estimated by independent engineers, and proved reserves and future net cash flows from proved reserves of the net profits interests, based on an allocation of these reserves, at December 31, 2010:

	Underlying Properties		Net Profits Interests
	Proved Reserves (a)		Proved Reserves (a) (b)		Future Net Cash Flows
	Gas	Oil	Gas	Oil	from Proved Reserves (a) (c)
	(Mcf)	(Bbls)	(Mcf)	(Bbls)	Undiscounted	Discounted
(in thousands)

Oklahoma	205,530	2,561	97,024	1,206	$503,256	$253,764
Wyoming	85,680	102	30,408	37	108,105	56,082
Kansas	23,784	198	11,004	93	52,402	29,825

TOTAL	314,994	2,861	138,436	1,336	$663,763	$339,671

(a)
Based on 12-month average oil price of $75.91 per Bbl and $4.45 per Mcf for gas, based on the first-day-of-the-month price for each month in the period.  Discounted estimated future net cash flows from proved reserves increased 54% from year-end 2009 to 2010, primarily because of a 36% increase in natural gas prices and a 33% increase in oil prices.

(b)
Since the trust has defined net profits interests, the trust does not own a specific percentage of the oil and gas reserves.  Because trust reserve quantities are determined using an allocation formula, any fluctuations in actual or assumed prices or costs will result in revisions to the estimated reserve quantities allocated to the net profits interests.

(c)	Before income taxes since future net cash flows are not subject to taxation at the trust level. Future net cash flows are discounted at an annual rate of 10%.

Proved reserves consist of the following:

	Underlying Properties		Net Profits Interests
	Proved Reserves		Proved Reserves
	Gas	Oil	Gas	Oil
	(Mcf)	(Bbls)	(Mcf)	(Bbls)
(in thousands)

Proved developed reserves	276,089	2,513	126,349	1,218
Proved undeveloped reserves	38,905	348	12,087	118

Total proved reserves	314,994	2,861	138,436	1,336

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

The XTO Energy reserve engineering group reviews reserve estimates with our third-party petroleum consultants, Miller and Lents, Ltd., independent petroleum engineers.  Miller and Lents, Ltd. estimated oil and gas reserves attributable to the underlying properties as of December 31, 2010, 2009, 2008 and 2007.  Miller and Lents’ primary technical person responsible for calculating the trust’s reserves has more than 30 years of experience as a reserve engineer.  The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests.  Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available.  The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

Oil and Natural Gas Production

Trust production is recognized in the period net profits income is received, which is the month following receipt by XTO Energy, and generally two months after the time of production.  Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for each of the three years ended December 31, 2010 were as follows:

	2010	2009	2008
Production

Underlying Properties

Gas - Sales (Mcf)	24,074,923	26,641,595	28,176,094
Average per day (Mcf)	65,959	72,991	76,984
Oil - Sales (Bbls)	266,656	260,499	341,754
Average per day (Bbls)	731	714	934

Net Profits Interests

Gas - Sales (Mcf)	12,455,292	8,326,148	13,134,564
Average per day (Mcf)	34,124	22,811	35,887
Oil - Sales (Bbls)	140,544	90,552	169,915
Average per day (Bbls)	385	248	464

Average Sales Price

Gas (per Mcf)	$4.72	$3.38	$7.75
Oil (per Bbl)	$73.77	$54.10	$104.62

Oil and gas production by conveyance attributable to the underlying properties for each of the three years ended December 31, 2010 were as follows:

	Underlying Gas Production (Mcf)
Conveyance
	2010	2009	2008
Kansas	2,323,436	2,130,093	2,250,447
Oklahoma	15,268,280	17,344,457	18,372,867
Wyoming	6,483,207	7,167,045	7,552,780
Total	24,074,923	26,641,595	28,176,094

	Underlying Oil Production (Bbls)
Conveyance
	2010	2009	2008
Kansas	34,462	12,858	12,861
Oklahoma	220,149	230,838	313,159
Wyoming	12,045	16,803	15,734
Total	266,656	260,499	341,754

Pricing and Sales Information

A subsidiary of XTO Energy purchases most of XTO Energy’s natural gas production based on a weighted average sales price, then sells the gas to third parties for the best available price.  Oil production is generally marketed at the wellhead to third parties at the best available price. XTO Energy arranges for some of its natural gas to be processed by unaffiliated third parties and markets the natural gas liquids.  Most of the natural gas attributable to the underlying properties is marketed under contracts existing at trust inception.  Contracts covering production from the Ringwood area of the Major County area are generally for the life of the lease, and the contract for the majority of production from the Hugoton area was extended through 2011.  If new contracts are entered with unaffiliated third parties, the proceeds from sales under those new contracts will be included in gross proceeds from the underlying properties.  If new contracts are entered with XTO Energy’s marketing subsidiary, it may charge XTO Energy a fee that may not exceed 2% of the sales price of the oil and natural gas received from unaffiliated parties.  The sales price is net of any deductions for transportation from the wellhead to the unaffiliated parties and any gravity or quality adjustments.  For further information on these arrangements see Significant Properties above.

Regulation

Natural Gas Regulation

The interstate transportation and sale for resale of natural gas is subject to federal regulation, including transportation and storage rates charged, tariffs, and various other matters, by the Federal Energy Regulatory Commission.  Federal price controls on wellhead sales of domestic natural gas terminated on January 1, 1993.  While natural gas prices are currently unregulated, Congress historically has been active in the area of natural gas regulation.  On August 8, 2005, Congress enacted the Energy Policy Act of 2005.  The Energy Policy Act, among other things, amended the Natural Gas Act to prohibit market manipulation by any entity, to direct FERC to facilitate market transparency in the market for sale or transportation of physical natural gas in interstate commerce, and to significantly increase the penalties for violations of the Natural Gas Act, the Natural Gas Policy Act of 1978, or FERC rules, regulations or orders thereunder.  FERC has promulgated regulations to implement the Energy Policy Act, including enforcement rules and new annual reporting requirements for certain sellers of natural gas.   It is impossible to predict whether new legislation to regulate natural gas might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, such proposals might have on the operations of the underlying properties.

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

On December 19, 2007, the President signed into law the Energy Independence & Security Act of 2007 (PL 110-140). The EISA, among other things, prohibits market manipulation by any person in connection with the purchase or sale of crude oil, gasoline or petroleum distillates at wholesale in contravention of such rules and regulations that the Federal Trade Commission may prescribe, directs the Federal Trade Commission to enforce the regulations, and establishes penalties for violations thereunder.  XTO Energy has advised the trustee that it cannot predict the impact of future government regulation on any crude oil, condensate or natural gas liquids facilities, sales or transportation transactions.

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

There is an increased focus by local, national and international regulatory bodies on greenhouse gas (GHG) emissions and climate change.  Several states have adopted climate change legislation and regulations, and various other regulatory bodies have announced their intent to regulate GHG emissions or adopt climate change regulations.  As these regulations are under development, XTO Energy is unable to predict the total impact of the potential regulations upon the operators of the underlying properties, and it is possible that operators of the underlying properties could face increases in operating costs in order to comply with climate change or GHG emissions legislation, which costs could reduce net proceeds payable to the trust and trust distributions.

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

Item 3.  Legal Proceedings

An amended petition for a class action lawsuit, Beer, et al. v. XTO Energy Inc., was filed in January 2006 in the District Court of Texas County, Oklahoma by certain royalty owners of natural gas wells in Oklahoma and Kansas. The plaintiffs allege that XTO Energy has not properly accounted to the plaintiffs for the royalties to which they are entitled and seek an accounting regarding the natural gas and other products produced from their wells and the prices paid for the natural gas and other products produced, and for payment of the monies allegedly owed since June 2002, with a certain limited number of plaintiffs claiming monies owed for additional time. XTO Energy removed the case to federal district court in Oklahoma City. A hearing on the class certification was conducted in October 2008. At the class certification hearing, the plaintiffs sought to certify a class of royalty owners whose wells were connected to a processing plant owned by a subsidiary of XTO Energy in the Hugoton Field, with two sub-classes consisting of owners in Oklahoma and Kansas.  In March 2009, the court granted the motion to certify the class.  The plaintiffs filed a motion for summary judgment for only the two named plaintiffs.  The court granted the motion in the amount of $12,779.  A motion for summary judgment related to the remainder of the class was denied.  Trial was scheduled for April 2010; however, the court vacated the trial date.  At a hearing in April 2010, the court ruled that the class representatives were no longer proper representatives and stated that it was considering whether to dismiss class counsel or decertify the class in whole or in part.  In a subsequent ruling in April 2010, the court decertified the class.  In April 2010, new counsel and representative parties, Fankhouser and Goddard, filed a motion to intervene and prosecute the Beer class.  This motion was granted on July 13, 2010.  The new plaintiffs and counsel filed an amended complaint asserting new causes of action for breach of fiduciary duties and unjust enrichment.  Following an additional class discovery period, a class certification hearing was held on September 27, 2010.  On December 16, 2010, the court certified the class.  XTO Energy has informed the trustee that it believes that it has strong defenses to this lawsuit and intends to vigorously defend its position. However, if XTO Energy ultimately makes any settlement payments or receives a judgment against it, the trust will bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if a judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.  It could, however, result in costs exceeding revenues on the properties underlying the Oklahoma and Kansas net profit interests for one or more monthly distributions, depending on the size of the judgment or settlement, if any, and the net proceeds being paid at that time.

In September 2008, a class action lawsuit was filed against XTO Energy styled Wallace B. Roderick Revocable Living Trust, et al. v. XTO Energy Inc. in the District Court of Kearny County, Kansas. XTO Energy removed the case to federal court in Wichita, Kansas. The plaintiffs allege that XTO Energy has improperly taken post-production costs from royalties paid to the plaintiffs from wells located in Kansas, Oklahoma and Colorado. The plaintiffs also seek to represent all royalty owners in these three states as a class. The plaintiffs’ claims overlap the claims made by the plaintiffs in the Beer/Fankhouser case as to certain properties. XTO Energy has answered, denying all claims, and has filed motions to dismiss a portion of the claims.  In January 2010, the federal court granted XTO Energy’s motion for summary judgment concerning prior settled class actions that overlap plaintiffs’ proposed class action.  The court also granted XTO Energy’s motion to dismiss those portions of plaintiffs’ class that are currently being prosecuted in the Beer/Fankhouser class action discussed above.  The Roderick plaintiffs have also filed a motion to include the former Beer/Fankhouser class into this litigation.  The court denied the motion.  The plaintiffs have filed a motion to certify the class.  XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to this lawsuit and intends to vigorously defend its position. However, if XTO Energy ultimately makes any settlement payments or receives a judgment against it, the trust will bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if the judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.  It could, however, result in costs exceeding revenues on the properties underlying the Oklahoma and Kansas net profit interests for one or more monthly distributions, depending on the size of the judgment or settlement, if any, and the net proceeds being paid at that time.

Certain of the underlying properties are involved in various other lawsuits and certain governmental proceedings arising in the ordinary course of business. XTO Energy has advised the trustee that it does not believe that the ultimate resolution of these claims will have a material effect on trust annual distributable income, financial position or liquidity.

Item 4.  [Removed and Reserved]

PART II

Item 5.  Market for Units of the Trust, Related Untiholder Matters and Trust Purchases of Units

Units of Beneficial Interest

The units of beneficial interest in the trust began trading on the New York Stock Exchange on April 9, 1999 under the symbol “HGT.”  The following are the high and low unit sales prices and total cash distributions per unit paid by the trust during each quarter of 2010 and 2009:

	Sales Price		Distributions
Quarter	High	Low	per Unit

2010
First	$18.65	$15.00	$0.414128
Second	22.13	16.58	0.468323
Third	21.39	18.01	0.363184
Fourth	21.65	19.39	0.305065
			$1.550700

2009
First	$18.08	$7.29	$0.136634
Second	15.02	9.26	0.106593
Third	19.05	11.96	0.209290
Fourth	18.40	15.45	0.280139
			$0.732656

At December 31, 2010, there were 40,000,000 units outstanding and approximately 964 unitholders of record; 39,372,541 of these units were held by depository institutions.

The trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

Item 6.  Selected Financial Data

	Year Ended December 31
	2010	2009	2008	2007	2006
Net Profits Income	$62,883,206	$30,180,880	$117,268,069	$70,499,584	$91,241,196
Distributable Income	62,028,000	29,306,240	116,494,400	69,388,520	90,910,760
Distributable Income per Unit	1.550700	0.732656	2.912360	1.734713	2.272769
Distributions per Unit	1.550700	0.732656	2.912360	1.734713	2.272769
Total Assets at Year-End	129,222,886	144,162,380	147,867,855	161,034,033	165,609,772

Item 7.  Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Calculation of Net Profits Income

The following is a summary of the calculation of net profits income received by the trust:

				Three Months
	Year Ended December 31 (a)			Ended December 31 (a)
	2010	2009	2008	2010	2009
Sales Volumes
Gas (Mcf) (b)
Underlying properties	24,074,923	26,641,595	28,176,094	5,958,663	6,536,638
Average per day	65,959	72,991	76,984	64,768	71,050
Net profits interests	12,455,292	8,326,148	13,134,564	2,712,500	3,053,845

Oil (Bbls) (b)
Underlying properties	266,656	260,499	341,754	63,693	54,739
Average per day	731	714	934	692	595
Net profits interests	140,544	90,552	169,915	29,949	26,195

Average Sales Prices
Gas (per Mcf)	$4.72	$3.38	$7.75	$4.18	$3.45
Oil (per Bbl)	$73.77	$54.10	$104.62	$74.46	$78.90

Revenues
Gas sales	$113,571,616	$90,049,682	$218,253,910	$24,878,394	$22,564,668
Oil sales	19,670,776	14,092,634	35,754,556	4,742,506	4,318,749
Total Revenues	133,242,392	104,142,316	254,008,466	29,620,900	26,883,417

Costs
Taxes, transportation and other	15,224,494	13,849,086	23,271,226	3,333,703	3,664,113
Production expense	21,086,979	21,038,815	27,454,543	5,580,756	4,925,553
Development costs (c)	7,250,000	21,000,000	46,000,000	2,550,000	1,500,000
Overhead	10,974,111	10,628,875	9,830,861	2,763,317	2,728,359
Excess costs (d)	102,800	(100,560)	866,750	-	(100,560)
Total Costs	54,638,384	66,416,216	107,423,380	14,227,776	12,717,465

Net Proceeds	78,604,008	37,726,100	146,585,086	15,393,124	14,165,952

Net Profits Percentage	80%	80%	80%	80%	80%

Net Profits Income	$62,883,206	$30,180,880	$117,268,069	$12,314,499	$11,332,762

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

Results of Operations

Years Ended December 31, 2010, 2009 and 2008

Net profits income for 2010 was $62,883,206, as compared with $30,180,880 for 2009 and $117,268,069 for 2008.  The 108% increase in net profits income from 2009 to 2010 is primarily the result of higher oil and gas prices ($32.6 million) and decreased development costs ($11.0 million), partially offset by decreased gas production ($9.7 million).  The 74% decrease in net profits income from 2008 to 2009 is primarily the result of lower oil and gas prices ($112.2 million) and decreased oil and gas production ($7.7 million), partially offset by lower development costs ($20.0 million), lower taxes, transportation and other costs ($7.5 million) and decreased production expense ($5.1 million).  Approximately 85% in 2010, 84% in 2009 and 85% in 2008 of net profits income was derived from natural gas sales.

Trust administration expense was $856,314 in 2010 as compared to $875,105 in 2009 and $864,872 in 2008.    Interest income was $1,108 in 2010, $465 in 2009 and $91,203 in 2008.  Changes in interest income are attributable to fluctuations in net profits income and interest rates.  Distributable income was $62,028,000 or $1.550700 per unit in 2010, $29,306,240 or $0.732656 per unit in 2009 and $116,494,400 or $2.912360 per unit in 2008.

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production.  Net profits income is generally affected by three major factors:

•	oil and gas sales volumes,
•	oil and gas sales prices, and
•	costs deducted in the calculation of net profits income.

Volumes

From 2009 to 2010, underlying gas sales volumes decreased 10% due to natural production decline and the timing of cash receipts, partially offset by increased production from new wells and workovers.  Underlying oil sales volumes increased 2% from 2009 to 2010 primarily because of increased production from new wells and workovers, partially offset by natural production decline and the timing of cash receipts.  From 2008 to 2009, underlying gas sales volumes decreased 5% due to natural production decline, partially offset by the timing of cash receipts and increased production from new wells and workovers.  Underlying oil sales volumes decreased 24% from 2008 to 2009 primarily because of the timing of cash receipts and natural production decline, partially offset by increased production from new wells and workovers.

The rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.
Prices

Gas.  The 2010 average gas price was $4.72 per Mcf, a 40% increase from the 2009 average gas price of $3.38 per Mcf, which was 56% lower than the 2008 average gas price of $7.75 per Mcf.  Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas.  Natural gas prices are expected to remain volatile.  The average NYMEX price for November 2010 through January 2011 was $4.06 per MMBtu.  Recent trust gas prices have averaged approximately 10% higher than the NYMEX price.  At February 14, 2011, the average NYMEX gas price for the following 12 months was $4.31 per MMBtu.

Oil.    The average oil price for 2010 was $73.77 per Bbl, 36% higher than the average oil price for 2009 of $54.10 per Bbl, which was 48% lower than the average oil price for 2008 of $104.62 per Bbl.  Oil prices are expected to remain volatile. The average NYMEX price for November 2010 through January 2011 was $87.77 per Bbl.  At February 14, 2011, the average NYMEX oil price for the following 12 months was $95.00 per Bbl.  Recent trust oil prices have averaged approximately 4% lower than the NYMEX price.

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

Taxes, transportation and other.  Taxes, transportation and other generally fluctuates with changes in total revenues.  Taxes, transportation and other increased 10% from 2009 to 2010 primarily because of increased production taxes related to higher revenues, partially offset by decreased property taxes.  Taxes, transportation and other decreased 40% from 2008 to 2009 primarily because of decreased production taxes related to lower revenues, partially offset by increased other deductions as a percentage of oil and gas revenues.

Production.  Production expense remained relatively flat from 2009 to 2010 as increased repairs and maintenance and fuel costs were offset by decreased compressor rentals and outside operated costs.  Production expense decreased 23% from 2008 to 2009 primarily because of decreased repairs and maintenance, location and power and fuel costs.

Development. Development costs deducted were $7.3 million in 2010, $21.0 million in 2009 and $46.0 million in 2008.  In 2010, actual development costs were $9.0 million.  At December 31, 2010, cumulative actual costs exceeded cumulative budgeted costs by approximately $0.8 million.  The monthly development cost deduction was $3.75 million from the January 2008 distribution through the August 2008 distribution.  Due to higher than anticipated costs as a result of the timing of expenditures, the monthly development cost deduction was increased to $4.0 million beginning with the September 2008 distribution and was maintained at that level through the March 2009 distribution. As a result of decreased development activity and revisions to the 2009 development budget, the development cost deduction was decreased to $2.0 million beginning with the April 2009 distribution, to $1.0 million beginning with the June 2009 distribution and to $500,000 beginning with the September 2009 distribution and was maintained at that level through the July 2010 distribution.  As a result of increased development activity, the development cost deduction was increased to $600,000 beginning with the August 2010 distribution and to $850,000 beginning with the October 2010 distribution and was maintained at that level through the remainder of 2010.  For further information on 2011 budgeted development costs, see Properties, under Item 2.  The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions.  XTO Energy has advised the trustee that this monthly deduction will continue to be evaluated and revised as necessary.

Overhead.  Overhead is charged by XTO Energy for administrative expenses incurred to support operations of the underlying properties.  Overhead fluctuates based on changes in the active well count and drilling activity on the underlying properties, as well as an annual cost level adjustment.

Excess costs.  Costs exceeded revenues by $513,475 ($410,780 net to the trust) on properties underlying the Kansas net profits interests in October and November 2009.  Lower gas prices caused costs to exceed revenues on properties underlying the Kansas net profits interests. However, these excess costs did not reduce net proceeds from the remaining conveyances.  XTO Energy advised the trustee that increased gas prices led to the partial recovery of excess costs of $410,957 ($328,766 net to the trust), plus accrued interest of $1,958 ($1,566 net to the trust) in December 2009 and the full recovery of excess costs of $102,518 ($82,014 net to the trust), plus accrued interest of $282 ($226 net to the trust) in January 2010.

Costs exceeded revenues by $970,780 ($776,624 net to the trust) on properties underlying the Wyoming net profits interests in November 2008.  Lower gas prices caused costs to exceed revenues on properties underlying the Wyoming net profits interest, however, these excess costs did not reduce net proceeds from the remaining conveyances.  XTO Energy advised the trustee that increased gas prices led to the full recovery of excess costs, plus accrued interest of $3,192 ($2,554 net to the trust) in December 2008.

Costs exceeded revenues by $853,468 ($682,774 net to the trust) on properties underlying the Wyoming net profits interests in November and December 2007.  Lower gas prices caused costs to exceed revenues on properties underlying the Wyoming net profits interest, however, these excess costs did not reduce net proceeds from the remaining conveyances.  XTO Energy advised the trustee that increased gas prices led to the full recovery of excess costs, plus accrued interest of $10,090 ($8,072 net to the trust) in February 2008.

There were no excess costs as of December 31, 2010.

Fourth Quarter 2010 and 2009

During fourth quarter 2010 the trust received net profits income totaling $12,314,499 compared with fourth quarter 2009 net profits income of $11,332,762.  This 9% increase in net profits income was primarily due to higher gas prices ($3.8 million) and increased oil production ($0.5 million), partially offset by decreased gas production ($1.9 million), higher development costs ($0.8 million) and increased production expense ($0.6 million).

Administration expense was $112,267 and interest income was $368, resulting in fourth quarter 2010 distributable income of $12,202,600 or $0.305065 per unit.  Distributable income for fourth quarter 2009 was $11,205,560 or $0.280139 per unit.  Distributions to unitholders for the quarter ended December 31, 2010 were:

Record Date	Payment Date	Per Unit
October 29, 2010	November 15, 2010	$0.116577
November 30, 2010	December 14, 2010	0.082760
December 31, 2010	January 14, 2011	0.105728
		$0.305065

Volumes

Fourth quarter underlying gas sales volumes decreased 9% and underlying oil sales volumes increased 16% from 2009 to 2010.  Gas sales volumes decreased primarily because of natural production decline and the timing of cash receipts, partially offset by increased production from new wells and workovers.  Oil sales volumes increased primarily because of increased production from new wells and workovers, partially offset by the timing of cash receipts and natural production decline.

The rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Prices

The average fourth quarter 2010 gas price was $4.18 per Mcf, or 21% higher than the fourth quarter 2009 average price of $3.45 per Mcf.  The average fourth quarter 2010 oil price was $74.46 per Bbl, or 6% lower than the fourth quarter 2009 average price of $78.90 per Bbl.  For further information about product prices, see “Years Ended December 31, 2010, 2009 and 2008 – Prices” above.

Costs

Taxes, transportation and other.  Taxes, transportation and other generally fluctuates with changes in total revenues.  Taxes, transportation and other decreased 9% from 2009 to 2010 primarily due to lower property taxes, partially offset by increased production taxes related to higher revenues.

Production.  Fourth quarter production expense increased 13% from 2009 to 2010 primarily because of increased repairs and maintenance, compressor rentals and location costs.

Development.  Development costs, which were deducted based on budgeted development costs, increased 70% from fourth quarter 2009 to 2010 primarily because of increased development activity.

Overhead.   Overhead increased 1% from fourth quarter 2009 to 2010 primarily because of the annual rate adjustment based on an oil and gas industry index.

Excess costs.  Costs exceeded revenues by $513,475 ($410,780 net to the trust) on properties underlying the Kansas net profits interests in October and November 2009.  Lower gas prices caused costs to exceed revenues on properties underlying the Kansas net profits interests. However, these excess costs did not reduce net proceeds from the remaining conveyances.  XTO Energy advised the trustee that increased gas prices led to the partial recovery of excess costs of $410,957 ($328,766 net to the trust), plus accrued interest of $1,958 ($1,566 net to the trust) in December 2009 and the full recovery of excess costs of $102,518 ($82,014 net to the trust), plus accrued interest of $282 ($226 net to the trust) in January 2010.

There were no excess costs as of December 31, 2010.

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

Greenhouse Gas Emissions and Climate Change Regulation

There is an increased focus by local, national and international regulatory bodies on greenhouse gas (GHG) emissions and climate change.  Several states have adopted climate change legislation and regulations, and various other regulatory bodies have announced their intent to regulate GHG emissions or adopt climate change regulations.  As these regulations are under development, XTO Energy is unable to predict the total impact of the potential regulations upon the operators of the underlying properties, and it is possible that the operators of the underlying properties could face increases in operating costs in order to comply with climate change or GHG emissions legislation, which costs could reduce net proceeds payable to the trust and trust distributions.

Off-Balance Sheet Arrangements

The trust has no off-balance sheet financing arrangements.  The trust has not guaranteed the debt of any other party, nor does the trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

Contractual Obligations

As shown below, the trust had no obligations and commitments to make future contractual payments as of December 31, 2010, other than the December distribution payable to unitholders in January 2011, as reflected in the statement of assets, liabilities and trust corpus.

	Payments due by Period
		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

Distribution payable to unitholders	$4,229,120	$4,229,120	$-	$-	$-

Related Party Transactions

The underlying properties from which the net profits interests were carved are currently owned by XTO Energy, which operates approximately 94% of the underlying properties.  In computing net proceeds, XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses on the underlying properties it operates.  As of December 31, 2010, the monthly overhead charge, based on the number of operated wells, was approximately $919,000 ($735,200 net to the trust) and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy sells a significant portion of natural gas production from the underlying properties to certain of XTO Energy’s wholly owned subsidiaries under contracts in existence when the trust was created, generally at amounts approximating monthly published market prices.  For further information regarding natural gas sales from the underlying properties to affiliates of XTO Energy, see Properties, under Item 2, and Note 7 to Financial Statements under Item 8, Financial Statements and Supplementary Data.  Total gas sales from the underlying properties to XTO Energy’s wholly owned subsidiaries were $48.5 million for 2010, or 43% of total gas sales, $42.2 million for 2009, or 47% of total gas sales and $103.3 million for 2008, or 47% of total gas sales.

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

Basis of Accounting

The trust’s financial statements are prepared on a modified cash basis, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.  This method of accounting is consistent with reporting of taxable income to trust unitholders.  The most significant differences between the trust’s financial statements and those prepared in accordance with U.S. generally accepted accounting principles are:

-	Net profits income is recognized in the month received rather than accrued in the month of production.

-	Expenses are recognized when paid rather than when incurred.

-	Cash reserves may be established by the trustee for certain contingencies that would not be recorded under U.S. generally accepted accounting principles.

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

Oil and Gas Reserves

The proved oil and gas reserves for the underlying properties are estimated by independent petroleum engineers.  The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests.  Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof.  Estimates by different engineers often vary, sometimes significantly.  In addition, physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices, may justify revision of such estimates.  Because proved reserves are required to be estimated using 12-month average prices, based on the first-day-of-the-month price for each month in the period, estimated reserve quantities can be significantly impacted by changes in product prices.  Accordingly, oil and gas quantities ultimately recovered and the timing of production may be substantially different from original estimates.

The standardized measure of discounted future net cash flows and changes in such cash flows, as reported in Note 9 to Financial Statements under Item 8, Financial Statements and Supplementary Data, is prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission.  Such assumptions include using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period for 2010 and 2009, and year end costs for estimated future development and production expenditures.  Prior to 2009, standardized measure was calculated using year end oil and gas prices and costs.  Discounted future net cash flows are calculated using a 10% rate.  Changes in any of these assumptions, including consideration of other factors, could have a significant impact on the standardized measure.  Accordingly, the standardized measure does not represent XTO Energy’s or the trustee’s estimated current market value of proved reserves.

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

HUGOTON ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31
	2010	2009
Assets

Cash and short-term investments	$4,229,120	$4,284,800

Net profits interests in oil and gas properties - net (Notes 1 and 2)	124,993,766	139,877,580

	$129,222,886	$144,162,380

Liabilities and Trust Corpus

Distribution payable to unitholders	$4,229,120	$4,284,800

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	124,993,766	139,877,580

	$129,222,886	$144,162,380

See accompanying notes to financial statements.

HUGOTON ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

	Year Ended December 31
	2010	2009	2008

Net profits income	$62,883,206	$30,180,880	$117,268,069

Interest income	1,108	465	91,203

Total income	62,884,314	30,181,345	117,359,272

Administration expense	856,314	875,105	864,872

Distributable income	$62,028,000	$29,306,240	$116,494,400

Distributable income per unit (40,000,000 units)	$1.550700	$0.732656	$2.912360

See accompanying notes to financial statements.

HUGOTON ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year Ended December 31
	2010	2009	2008

Trust corpus, beginning of year	$139,877,580	$146,722,015	$155,820,033

Amortization of net profits interests	(14,883,814)	(6,844,435)	(9,098,018)

Distributable income	62,028,000	29,306,240	116,494,400

Distributions declared	(62,028,000)	(29,306,240)	(116,494,400)

Trust corpus, end of year	$124,993,766	$139,877,580	$146,722,015

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

Bank of America, N.A. is the trustee for the trust.  In 2007 the Bank of America private wealth management group officially became known as “U.S. Trust, Bank of America Private Wealth Management.”  The legal entity that serves as the trustee of the trust did not change, and references in this Annual Report to U.S. Trust, Bank of America Private Wealth Management shall describe the legal entity Bank of America, N.A.  The trust indenture provides, among other provisions, that:

-	the trust cannot engage in any business activity or acquire any assets other than the net profits interests and specific short-term cash investments;
-
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

-	the trustee may establish a cash reserve for payment of any liability that is contingent or not currently payable;
-	the trustee may borrow funds to pay trust liabilities if repaid in full prior to further distributions to unitholders;
-	the trustee will make monthly cash distributions to unitholders (Note 3); and
-	the trust will terminate upon the first occurrence of:
-	disposition of all net profits interests pursuant to terms of the trust indenture,
-	gross proceeds from the underlying properties falling below $1 million per year for two successive years, or
-	a vote of 80% of the unitholders to terminate the trust in accordance with provisions of the trust indenture.

2.  Basis of Accounting

The financial statements of the trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles:

-	Net profits income is recorded in the month received by the trustee (Note 3).
-	Trust expenses are recorded based on liabilities paid and cash reserves established by the trustee for liabilities and contingencies.
-	Distributions to unitholders are recorded when declared by the trustee (Note 3).

The most significant differences between the trust’s financial statements and those prepared in accordance with U.S. generally accepted accounting principles are:

-	Net profits income is recognized in the month received rather than accrued in the month of production.
-	Expenses are recognized when paid rather than when incurred.
-	Cash reserves may be established by the trustee for contingencies that would not be recorded under U.S. generally accepted accounting principles.

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

The initial carrying value of the net profits interests of $247,066,951 was XTO Energy’s historical net book value of the interests on December 1, 1998, the date of the transfer to the trust.  Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus.  Accumulated amortization was $122,073,185 as of December 31, 2010 and $107,189,371 as of December 31, 2009.

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

4.     Excess Costs

Costs exceeded revenues by $513,475 ($410,780 net to the trust) on properties underlying the Kansas net profits interests in October and November 2009.  Lower gas prices caused costs to exceed revenues on properties underlying the Kansas net profits interests. However, these excess costs did not reduce net proceeds from the remaining conveyances.  XTO Energy advised the trustee that increased gas prices led to the partial recovery of excess costs of $410,957 ($328,766 net to the trust), plus accrued interest of $1,958 ($1,566 net to the trust) in December 2009 and the full recovery of excess costs of $102,518 ($82,014 net to the trust), plus accrued interest of $282 ($226 net to the trust) in January 2010.

Costs exceeded revenues by $970,780 ($776,624 net to the trust) on properties underlying the Wyoming net profits interests in November 2008.  Lower gas prices caused costs to exceed revenues on properties underlying the Wyoming net profits interest, however, these excess costs did not reduce net proceeds from the remaining conveyances.  XTO Energy advised the trustee that increased gas prices led to the full recovery of excess costs, plus accrued interest of $3,192 ($2,554 net to the trust) in December 2008.

Costs exceeded revenues by $853,468 ($682,774 net to the trust) on properties underlying the Wyoming net profits interests in November and December 2007.  Lower gas prices caused costs to exceed revenues on properties underlying the Wyoming net profits interest, however, these excess costs did not reduce net proceeds from the remaining conveyances.  XTO Energy advised the trustee that increased gas prices led to the full recovery of excess costs, plus accrued interest of $10,090 ($8,072 net to the trust) in February 2008.

There were no excess costs as of December 31, 2010.

5.  Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Year Ended December 31
	2010	2009	2008
Cumulative actual costs under (over) the amount deducted - beginning of period	$909,477	$(7,314,084)	$(675,754)
Actual costs	(8,969,173)	(12,776,439)	(52,638,330)
Budgeted costs deducted	7,250,000	21,000,000	46,000,000
Cumulative actual costs (over) under the amount deducted - end of period	$(809,696)	$909,477	$(7,314,084)

The monthly development cost deduction was $3.75 million from the January 2008 distribution through the August 2008 distribution.  Due to higher than anticipated costs as a result of the timing of expenditures, the monthly development cost deduction was increased to $4.0 million beginning with the September 2008 distribution and was maintained at that level through the March 2009 distribution.  As a result of decreased development activity and revisions to the 2009 development budget, the development cost deduction was decreased to $2.0 million beginning with the April 2009 distribution, to $1.0 million beginning with the June 2009 distribution and to $500,000 beginning with the September 2009 distribution and was maintained at that level through the July 2010 distribution.  As a result of increased development activity, the development cost deduction was increased to $600,000 beginning with the August 2010 distribution and to $850,000 beginning with the October 2010 distribution and was maintained at that level through the remainder of 2010.  For further information on 2011 budgeted development costs, see Properties, under Item 2.  The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions.  XTO Energy has advised the trustee that this monthly deduction will continue to be evaluated and revised as necessary.

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

7.  XTO Energy Inc.

XTO Energy operates approximately 94% of the underlying properties.  In computing net proceeds, XTO Energy deducts an overhead charge for reimbursement of administrative expenses on the underlying properties it operates.  As of December 31, 2010, the overhead charge was approximately $919,000 ($735,200 net to the trust) per month and is subject to annual adjustment based on an oil and gas industry index as defined in the trust agreement.

XTO Energy sells a significant portion of natural gas production from the underlying properties to certain of XTO Energy’s wholly owned subsidiaries under contracts in existence when the trust was created, generally at amounts approximating monthly published market prices.  Most of the production from the Hugoton area is sold under a contract to Timberland Gathering & Processing Company, Inc. (“TGPC”) based on the index price.  Much of the gas production in Major County, Oklahoma is sold to Ringwood Gathering Company (“RGC”), which retains approximately $0.31 per Mcf as a compression and gathering fee.  TGPC and RGC sell gas to Cross Timbers Energy Services, Inc. (“CTES”), which markets gas to third parties.  XTO Energy sells directly to CTES most gas production not sold directly to TGPC or RGC.  For additional information on these arrangements, see Item 2, Properties.

Total gas sales from the underlying properties to XTO Energy’s wholly owned subsidiaries were $48.5 million for 2010, or 43% of total gas sales, $42.2 million for 2009, or 47% of total gas sales, $103.3 million for 2008, or 47% of total gas sales.

On June 25, 2010, XTO Energy became a wholly owned subsidiary of Exxon Mobil Corporation.  The merger is not expected to have a material effect on trust annual distributable income, financial position or liquidity.

8.  Contingencies

Litigation

An amended petition for a class action lawsuit, Beer, et al. v. XTO Energy Inc., was filed in January 2006 in the District Court of Texas County, Oklahoma by certain royalty owners of natural gas wells in Oklahoma and Kansas. The plaintiffs allege that XTO Energy has not properly accounted to the plaintiffs for the royalties to which they are entitled and seek an accounting regarding the natural gas and other products produced from their wells and the prices paid for the natural gas and other products produced, and for payment of the monies allegedly owed since June 2002, with a certain limited number of plaintiffs claiming monies owed for additional time. XTO Energy removed the case to federal district court in Oklahoma City. A hearing on the class certification was conducted in October 2008. At the class certification hearing, the plaintiffs sought to certify a class of royalty owners whose wells were connected to a processing plant owned by a subsidiary of XTO Energy in the Hugoton Field, with two sub-classes consisting of owners in Oklahoma and Kansas.  In March 2009, the court granted the motion to certify the class.  The plaintiffs filed a motion for summary judgment for only the two named plaintiffs.  The court granted the motion in the amount of $12,779.  A motion for summary judgment related to the remainder of the class was denied.  Trial was scheduled for April 2010; however, the court vacated the trial date.  At a hearing in April 2010, the court ruled that the class representatives were no longer proper representatives and stated that it was considering whether to dismiss class counsel or decertify the class in whole or in part.  In a subsequent ruling in April 2010, the court decertified the class.  In April 2010, new counsel and representative parties, Fankhouser and Goddard, filed a motion to intervene and prosecute the Beer class.  This motion was granted on July 13, 2010.  The new plaintiffs and counsel filed an amended complaint asserting new causes of action for breach of fiduciary duties and unjust enrichment.  Following an additional class discovery period, a class certification hearing was held on September 27, 2010.  On December 16, 2010, the court certified the class.  XTO Energy has informed the trustee that it believes that it has strong defenses to this lawsuit and intends to vigorously defend its position. However, if XTO Energy ultimately makes any settlement payments or receives a judgment against it, the trust will bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if a judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.  It could, however, result in costs exceeding revenues on the properties underlying the Oklahoma and Kansas net profit interests for one or more monthly distributions, depending on the size of the judgment or settlement, if any, and the net proceeds being paid at that time.

In September 2008, a class action lawsuit was filed against XTO Energy styled Wallace B. Roderick Revocable Living Trust, et al. v. XTO Energy Inc. in the District Court of Kearny County, Kansas. XTO Energy removed the case to federal court in Wichita, Kansas. The plaintiffs allege that XTO Energy has improperly taken post-production costs from royalties paid to the plaintiffs from wells located in Kansas, Oklahoma and Colorado. The plaintiffs also seek to represent all royalty owners in these three states as a class. The plaintiffs’ claims overlap the claims made by the plaintiffs in the Beer/Fankhouser case as to certain properties. XTO Energy has answered, denying all claims, and has filed motions to dismiss a portion of the claims.  In January 2010, the federal court granted XTO Energy’s motion for summary judgment concerning prior settled class actions that overlap plaintiffs’ proposed class action.  The court also granted XTO Energy’s motion to dismiss those portions of plaintiffs’ class that are currently being prosecuted in the Beer/Fankhouser class action discussed above.  The Roderick plaintiffs have also filed a motion to include the former Beer/Fankhouser class into this litigation.  The court denied the motion.  The plaintiffs have filed a motion to certify the class.  XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to this lawsuit and intends to vigorously defend its position. However, if XTO Energy ultimately makes any settlement payments or receives a judgment against it, the trust will bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if the judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.  It could, however, result in costs exceeding revenues on the properties underlying the Oklahoma and Kansas net profit interests for one or more monthly distributions, depending on the size of the judgment or settlement, if any, and the net proceeds being paid at that time.

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

Standardized Measure

The standardized measure of discounted future net cash flows and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board. Such assumptions include the use of 12-month  average prices for oil and gas, based on the first-day-of-the-month price for each month in the period for 2010 and 2009, and year end costs for estimated future development and production expenditures to produce the proved reserves. Prior to 2009, standardized measure was calculated using year end oil and gas prices and costs.  Future net cash flows are discounted at an annual rate of 10%.  No provision is included for federal income taxes since future net cash flows are not subject to taxation at the trust level.

Estimated costs to plug and abandon wells on the underlying working interest properties at the end of their productive lives have not been deducted from cash flows since this is not a legal obligation of the trust.  These costs are the legal obligation of XTO Energy as the owner of the underlying working interests and will only be deducted from net proceeds payable to the trust if net proceeds from the related conveyance exceed such costs when paid, subject to excess cost carryforward provisions (Notes 3 and 4).

The standardized measure does not represent management’s estimate of our future cash flows or the value of proved oil and gas reserves. Probable and possible reserves, which may become proved in the future, are excluded from the calculations. Furthermore, prices used to determine the standardized measure are influenced by supply and demand as affected by recent economic conditions as well as other factors and may not be the most representative in estimating future revenues or reserve data.

The average realized gas prices used to determine the standardized measure were $4.45 per Mcf in 2010, $3.28 per Mcf in 2009, $4.47 per Mcf in 2008 and $6.72 per Mcf in 2007.  Oil prices used to determine the standardized measure were based on average realized oil prices of $75.91 per Bbl in 2010, $57.17 per Bbl in 2009, $42.13 per Bbl in 2008 and $95.73 per Bbl in 2007.  In 2010 and 2009, we used average oil and gas prices, based on the first-day-of-the-month price for each month in the period.  For periods prior to 2009, we used year end oil and gas prices.

Proved Reserves

	Underlying Properties		Net Profits Interests
(in thousands)	Gas	Oil	Gas	Oil
	(Mcf)	(Bbls)	(Mcf)	(Bbls)

Balance, December 31, 2007	405,473	3,645	224,948	2,110
Extensions, additions and discoveries	10,493	120	3,432	39
Revisions of prior estimates	(21,485)	(114)	(36,762)	(297)
Production - sales volumes	(28,176)	(342)	(13,135)	(170)
Balance, December 31, 2008	366,305	3,309	178,483	1,682
Extensions, additions and discoveries	5,447	354	2,369	154
Revisions of prior estimates	(21,865)	(398)	(55,473)	(621)
Production - sales volumes	(26,642)	(260)	(8,326)	(91)
Balance, December 31, 2009	323,245	3,005	117,053	1,124
Extensions, additions and discoveries	11	-	5	-
Revisions of prior estimates	15,813	123	33,833	353
Production - sales volumes	(24,075)	(267)	(12,455)	(141)
Balance, December 31, 2010	314,994	2,861	138,436	1,336

Extensions, additions and discoveries in 2008, 2009 and 2010 are primarily related to delineation of additional proved undeveloped reserves in the Anadarko Basin.  Revisions of prior estimates of the proved gas reserves for the underlying properties in each year are primarily because of changes in the gas and oil prices.  Higher upward and downward revisions for the net profits interests as compared with the underlying properties in each year were caused by changes in oil and gas prices and estimated future production and development costs which resulted in an increase or decrease in gas reserves allocated to the trust.

Proved Developed Reserves

(in thousands)	Underlying Properties		Net Profits Interests
	Gas	Oil	Gas	Oil
	(Mcf)	(Bbls)	(Mcf)	(Bbls)

December 31, 2007	352,732	3,234	198,187	1,896

December 31, 2008	325,891	2,960	164,080	1,554

December 31, 2009	283,864	2,560	110,050	1,056

December 31, 2010	276,089	2,513	126,349	1,218

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)	December 31
	2010	2009	2008
Underlying Properties

Future cash inflows	$1,619,640	$1,231,607	$1,786,971
Future costs:
Production	721,736	640,707	711,349
Development	68,201	70,479	66,456
Future net cash flows	829,703	520,421	1,009,166
10% discount factor	405,114	245,392	494,416

Standardized measure	$424,589	$275,029	$514,750

Net Profits Interests

Future cash inflows	$722,885	$453,108	$875,222
Future production taxes	59,122	36,771	67,889
Future net cash flows	663,763	416,337	807,333
10% discount factor	324,092	196,314	395,533

Standardized measure	$339,671	$220,023	$411,800

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)
	2010	2009	2008
Underlying Properties

Standardized measure, January 1	$275,029	$514,750	$975,928
Revisions:
Prices and costs	207,026	(215,257)	(365,784)
Quantity estimates	(1,121)	(24,458)	(9,546)
Accretion of discount	23,818	44,852	84,305
Future development costs	(796)	(16,352)	(28,435)
Production rates and other	(781)	(1,090)	(542)
Net revisions	228,146	(212,305)	(320,002)
Extensions, additions and discoveries	18	10,310	5,409
Production	(85,854)	(58,726)	(192,585)
Development costs	7,250	21,000	46,000
Net change	149,560	(239,721)	(461,178)

Standardized measure, December 31	$424,589	$275,029	$514,750

Net Profits Interests

Standardized measure, January 1	$220,023	$411,800	$780,742
Extensions, additions and discoveries	14	8,248	4,327
Accretion of discount	19,054	35,882	67,444
Revisions of prior estimates, changes in price and other	163,463	(205,726)	(323,445)
Net profits income	(62,883)	(30,181)	(117,268)

Standardized measure, December 31	$339,671	$220,023	$411,800

10.  Quarterly Financial Data (Unaudited)

The following is a summary of net profits income, distributable income and distributable income per unit by quarter for 2010 and 2009:

			Distributable
	Net Profits	Distributable	Income
	Income	Income	per Unit
2010
First Quarter	$16,899,222	$16,565,120	$0.414128
Second Quarter	18,974,132	18,732,920	0.468323
Third Quarter	14,695,353	14,527,360	0.363184
Fourth Quarter	12,314,499	12,202,600	0.305065
	$62,883,206	$62,028,000	$1.550700

2009
First Quarter	$5,777,425	$5,465,360	$0.136634
Second Quarter	4,537,110	4,263,720	0.106593
Third Quarter	8,533,583	8,371,600	0.209290
Fourth Quarter	11,332,762	11,205,560	0.280139
	$30,180,880	$29,306,240	$0.732656

Report of Independent Registered Public Accounting Firm

Bank of America, N.A., as Trustee for the Hugoton Royalty Trust:

We have audited the accompanying statements of assets, liabilities, and trust corpus of the Hugoton Royalty Trust as of December 31, 2010 and 2009, and the related statements of distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2010. We also have audited Hugoton Royalty Trust’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The trustee of Hugoton Royalty Trust is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the trust’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of Hugoton Royalty Trust as of December 31, 2010 and 2009, and its distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2010, in conformity with the modified cash basis of accounting described in note 2. Also in our opinion, Hugoton Royalty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

KPMG LLP
Fort Worth, Texas
February 24, 2011

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with the trust’s independent registered public accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended December 31, 2010.

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

Trustee’s Report on Internal Control Over Financial Reporting

The trustee, Bank of America, N.A., also known as U.S. Trust, Bank of America Private Wealth Management, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended.  The trustee conducted an evaluation of the effectiveness of the trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the trustee’s evaluation under the framework in Internal Control— Integrated Framework, the trustee concluded that the trust’s internal control over financial reporting was effective as of December 31, 2010.  The effectiveness of the trust’s internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report under Item 8, Financial Statements and Supplementary Data.

There were no changes in the trust’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the trust’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The trust has no directors, executive officers or audit committee.  The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Section 16(a) of the Securities Exchange Act of 1934 requires that directors, officers, and beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange.  To the trustee’s knowledge, based solely on the information furnished to the trustee, the trustee is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the trust units of beneficial interest during and for the year ended December 31, 2010.

Because the trust has no employees, it does not have a code of ethics.  Employees of the trustee, U.S. Trust, Bank of America Private Wealth Management, must comply with the bank’s code of ethics, a copy of which will be provided to unitholders, without charge, upon request by appointment at Bank of America Plaza, 17th Floor, 901 Main Street, Dallas, Texas 75202.

Item 11.  Executive Compensation

The trustee received the following annual compensation from 2008 through 2010 as specified in the trust indenture:

		Other Annual
Name and Principal Position	Year	Compensation (1)

U.S. Trust, Bank of America	2010	$52,563
Private Wealth Management, Trustee	2009	48,126
	2008	45,602

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

(b)  Security Ownership of Management.  The trust has no directors or executive officers.  As of  January 19, 2011, Bank of America, N.A. owned, in various fiduciary capacities, 344,677 units, with a shared right to vote 197,672 of these units and no right to vote 147,005 of these units.  Bank of America, N.A. disclaims any beneficial interests in these units.  The number of units reflected in this paragraph includes units held by all branches of Bank of America, N.A.

(c)  Changes in Control.  The trustee knows of no arrangements which may subsequently result in a change in control of the trust.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

In computing net profits income paid to the trust for the net profits interests, XTO Energy deducts an overhead charge for reimbursement of administrative expenses of operating the underlying properties.  This charge at December 31, 2010 was approximately $919,000 per month, or $11,028,000 annually (net to the trust of $735,200 per month or $8,822,400 annually), and is subject to annual adjustment based on an oil and gas industry index as defined in the trust agreement.

XTO Energy sells a significant portion of natural gas production from the underlying properties to certain of its wholly owned subsidiaries under contracts in existence when the trust was created, generally at amounts approximating monthly published prices.  For further information, see Item 2, Properties.

See Item 11, Executive Compensation, for the remuneration received by the trustee from 2008 through 2010 and Item 12(b), Security Ownership of Management, for information concerning units owned by the trustee in various fiduciary capacities.

As noted in Item 10, Directors, Executive Officers and Corporate Governance, the trust has no directors, executive officers or audit committee.  The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Item 14.  Principal Accountant Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2010 and 2009 are:

	2010	2009
Audit fees	$79,900	$77,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
	$79,900	$77,500

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

Independent Registered Public Accounting Firm Report
Statements of Assets, Liabilities and Trust Corpus at December 31, 2010 and 2009
Statements of Distributable Income for the years ended December 31, 2010, 2009 and 2008
Statements of Changes in Trust Corpus for the years ended December 31, 2010, 2009 and 2008
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

(b)
Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80% - Kansas) as amended and restated from Cross Timbers Oil Company (predecessor of XTO Energy) to NationsBank, N.A. (now Bank of America, N.A.), as trustee, dated December 1, 1998, heretofore filed as Exhibit 10.1.1 to the trust’s Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference.

(c)
Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80% - Oklahoma) as amended and restated from Cross Timbers Oil Company (predecessor of XTO Energy) to NationsBank, N.A. (now Bank of America, N.A.), as trustee, dated December 1, 1998, heretofore filed as Exhibit 10.1.2 to the trust’s Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference.

(d)
Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80% - Wyoming) as amended and restated from Cross Timbers Oil Company (predecessor of XTO Energy) to NationsBank, N.A. (now Bank of America, N.A.), as trustee, dated December 1, 1998, heretofore filed as Exhibit 10.1.3 to the trust’s Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference.

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

HUGOTON ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/s/ Nancy G. Willis
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: February 24, 2011	By	/s/ Patrick T. Mulva
Patrick T. Mulva
Vice President and Controller

(The trust has no directors or executive officers.)