Form 10-Q
period 2011-03-31
HUGOTON ROYALTY TRUST
filed 2011-04-28
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Outstanding as of April 1, 2011
40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements should be read in conjunction with the trust’s financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K.  In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at March 31, 2011 and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2011 and 2010 have been included.  Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of America, N.A., as Trustee
for the Hugoton Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of March 31, 2011 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2011 and 2010.  These condensed financial statements are the responsibility of the trustee.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of the Hugoton Royalty Trust as of December 31, 2010, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein), included in the trust’s 2010 Annual Report on Form 10-K, and in our report dated February 24, 2011, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2010 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus included in the trust’s 2010 Annual Report on Form 10-K from which it has been derived.

KPMG LLP

Fort Worth, Texas
April 28, 2011

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Cash and short-term investments	$4,521,800	$4,229,120

Net profits interests in oil and gas properties - net (Note 1)	122,620,884	124,993,766

	$127,142,684	$129,222,886

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$4,521,800	$4,229,120

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	122,620,884	124,993,766

	$127,142,684	$129,222,886

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended
	March 31
	2011	2010

Net profits income	$13,214,098	$16,899,222

Interest income	285	102

Total income	13,214,383	16,899,324

Administration expense	274,383	334,204

Distributable income	$12,940,000	$16,565,120

Distributable income per unit (40,000,000 units)	$0.323500	$0.414128

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended
	March 31
	2011	2010

Trust corpus, beginning of period	$124,993,766	$139,877,580

Amortization of net profits interests	(2,372,882)	(3,840,759)

Distributable income	12,940,000	16,565,120

Distributions declared	(12,940,000)	(16,565,120)

Trust corpus, end of period	$122,620,884	$136,036,821

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

The financial statements of Hugoton Royalty Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles (“GAAP”):

-
Net profits income recorded for a month is the amount computed and paid by XTO Energy Inc., the owner of the underlying properties, to Bank of America, N.A., as trustee for the trust.  XTO Energy is a wholly ownded subsidiary of Exxon Mobil Corporation.  Net profits income consists of net proceeds received by XTO Energy from the underlying properties in the prior month, multiplied by a net profits percentage of 80%.

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

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the trust.  Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus.  Accumulated amortization was $124,446,067 as of March 31, 2011 and $122,073,185 as of December 31, 2010.

2.	Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Three Months Ended
	March 31
	2011	2010
Cumulative actual costs (over) under the amount deducted - beginning of period	$(809,696)	$909,477
Actual costs	(1,797,059)	(1,420,113)
Budgeted costs deducted	2,550,000	1,500,000
Cumulative actual costs (over) under the amount deducted -end of period	$(56,755)	$989,364

The monthly development cost deduction was $500,000 from the January 2010 distribution through the July 2010 distribution.  As a result of increased development activity, the development cost deduction was increased to $600,000 beginning with the August 2010 distribution and to $850,000 beginning with the October 2010 distribution and was maintained at that level through the March 2011 distribution.  XTO Energy has advised the trustee that total 2011 budgeted development costs for the underlying properties are between $10 million and $12 million.  The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs (over) under previous deductions.  XTO Energy has advised the trustee that this monthly deduction will continue to be evaluated and revised as necessary.

3.	Contingencies

An amended petition for a class action lawsuit, Beer, et al. v. XTO Energy Inc., was filed in January 2006 in the District Court of Texas County, Oklahoma by certain royalty owners of natural gas wells in Oklahoma and Kansas. The plaintiffs allege that XTO Energy has not properly accounted to the plaintiffs for the royalties to which they are entitled and seek an accounting regarding the natural gas and other products produced from their wells and the prices paid for the natural gas and other products produced, and for payment of the monies allegedly owed since June 2002, with a certain limited number of plaintiffs claiming monies owed for additional time. XTO Energy removed the case to federal district court in Oklahoma City. In April 2010, new counsel and representative parties, Fankhouser and Goddard, filed a motion to intervene and prosecute the Beer class, now styled Fankhouser v. XTO Energy Inc.  This motion was granted on July 13, 2010.  The new plaintiffs and counsel filed an amended complaint asserting new causes of action for breach of fiduciary duties and unjust enrichment.  On December 16, 2010, the court certified the class.  XTO Energy has informed the trustee that it believes that it has strong defenses to this lawsuit and intends to vigorously defend its position.

In September 2008, a class action lawsuit was filed against XTO Energy styled Wallace B. Roderick Revocable Living Trust, et al. v. XTO Energy Inc. in the District Court of Kearny County, Kansas. XTO Energy removed the case to federal court in Wichita, Kansas. The plaintiffs allege that XTO Energy has improperly taken post-production costs from royalties paid to the plaintiffs from wells located in Kansas, Oklahoma and Colorado. The plaintiffs have filed a motion to certify the class, including only Kansas and Oklahoma in the Fankhouser matter.  XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to this lawsuit and intends to vigorously defend its position.

If XTO Energy ultimately makes any settlement payments or receives a judgment against it in either of the cases named above, the trust will bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if the judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.  It could, however, result in costs exceeding revenues on the properties underlying the Oklahoma and Kansas net profit interests for one or more monthly distributions, depending on the size of the judgment or settlement, if any, and the net proceeds being paid at that time.

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

Costs exceeded revenues by $513,475 ($410,780 net to the trust) on properties underlying the Kansas net profits interests in October and November 2009.  Lower gas prices caused costs to exceed revenues on properties underlying the Kansas net profits interests. However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO Energy advised the trustee that increased gas prices led to the partial recovery of excess costs of $410,957 ($328,766 net to the trust), plus accrued interest of $1,958 ($1,566 net to the trust) in December 2009 and the full recovery of excess costs of $102,518 ($82,014 net to the trust), plus accrued interest of $282 ($226 net to the trust) in January 2010.  There were no excess costs as of March 31, 2011.

Item 2.  Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the trust’s 2010 Annual Report on Form 10-K, as well as the condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q.  The trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the trust’s web site at www.hugotontrust.com.

Distributable Income

For the quarter ended March 31, 2011, net profits income was $13,214,098, as compared to $16,899,222 for first quarter 2010.  Decreased net profits income is primarily the result of lower gas prices ($3.4 million), decreased gas production ($1.0 million) and higher development costs ($0.8 million), partially offset by higher oil prices ($0.7 million), lower taxes, transportation and other costs ($0.7 million) and increased oil production ($0.3 million).  See “Net Profits Income” on following page.

After adding interest income of $285 and deducting administration expense of $274,383, distributable income for the quarter ended March 31, 2011 was $12,940,000, or $0.323500 per unit of beneficial interest. Changes in interest income are attributable to fluctuations in net profits income and interest rates.  Administration expense for the quarter decreased from the prior year quarter primarily because of the timing of expenditures.  For first quarter 2010, distributable income was $16,565,120 or $0.414128 per unit.

Distributions to unitholders for the quarter ended March 31, 2011 were:

		Distribution
Record Date	Payment Date	per Unit

January 31, 2011	February 14, 2011	$0.089846
February 28, 2011	March 14, 2011	0.120609
March 31, 2011	April 14, 2011	0.113045
		$0.323500

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production.  Net profits income is generally affected by three major factors:

-	oil and gas sales volumes,

-	oil and gas sales prices, and

-	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months
	Ended March 31 (a)		Increase
	2011	2010	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	5,635,334	5,930,951	(5)%
Average per day	61,254	64,467	(5)%
Net profits interests	2,628,001	3,214,078	(18)%

Oil (Bbls) (b)
Underlying properties	68,175	63,224	8%
Average per day	741	687	8%
Net profits interests	33,767	34,326	(2)%

Average Sales Prices
Gas (per Mcf)	$4.41	$5.12	(14)%
Oil (per Bbl)	$85.34	$71.94	19%

Revenues
Gas sales	$24,851,264	$30,395,168	(18)%
Oil sales	5,818,076	4,548,370	28%
Total Revenues	30,669,340	34,943,538	(12)%

Costs
Taxes, transportation and other	3,321,495	4,190,371	(21)%
Production expense	5,570,439	5,306,891	5%
Development costs (c)	2,550,000	1,500,000	70%
Overhead	2,709,783	2,719,449	-
Excess costs (d)	-	102,800	-
Total Costs	14,151,717	13,819,511	2%

Net Proceeds	16,517,623	21,124,027	(22)%

Net Profits Percentage	80%	80%

Net Profits Income	$13,214,098	$16,899,222	(22)%

(a)
Because of the two-month interval between time of production and receipt of net profits income by the trust, oil and gas sales for the quarter ended March 31 generally represent production for the period November through January.

(b)
Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs.  As product prices change, the trust’s share of the production volumes is impacted as the quantity of production to cover expenses in reaching the net profits break-even level changes inversely with price.  As such, the underlying property production volume changes may not correlate with the Trust’s net profit share of those volumes in any given period.  Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	See Note 2 to Condensed Financial Statements.

(d)	See Note 4 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from first quarter 2010 to first quarter 2011:

Sales Volumes

Gas sales volumes decreased 5% and oil sales volumes increased 8% from first quarter 2010 to first quarter 2011.  Decreased gas sales volumes are primarily because of natural production decline and the timing of cash receipts, partially offset by increased production from new wells and workovers.  Increased oil sales volumes are primarily due to the timing of cash receipts and increased production from new wells and workovers, partially offset by natural production decline.

The rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Gas

The first quarter 2011 average gas price was $4.41 per Mcf, a 14% decrease from the first quarter 2010 average gas price of $5.12 per Mcf.  Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas.  Natural gas prices are expected to remain volatile.  The first quarter 2011 gas price is primarily related to production from November 2010 through January 2011, when the average NYMEX price was $3.93 per MMBtu.  The average NYMEX price for February and March 2011 was $4.05 per MMBtu.  At April 18, 2011, the average NYMEX futures price for the following twelve months was $4.52 per MMBtu.

Oil

The first quarter 2011 average oil price was $85.34 per Bbl, a 19% increase from the first quarter 2010 average oil price of $71.94 per Bbl.  Oil prices are expected to remain volatile.  The first quarter 2011 oil price is primarily related to production from November 2010 through January 2011, when the average NYMEX price was $87.77 per Bbl.  The average NYMEX price for February and March 2011 was $96.29 per Bbl.  At April 18, 2011, the average NYMEX futures price for the following twelve months was $108.68 per Bbl.

Costs

Taxes, Transportation and Other

Taxes, transportation and other decreased 21% for the first quarter primarily because of decreased property taxes related to the timing of expenditures and decreased gas production taxes related to lower gas revenues, partially offset by increased oil production taxes related to higher oil revenues.

Production

Production expense increased 5% for the first quarter primarily because of increased labor and water disposal costs, partially offset by decreased power and fuel costs.

Development

Development costs deducted in the calculation of net profits income are based primarily on the current level of development expenditures and the development budget.  These development costs for first quarter 2011 increased 70% from the prior year quarter primarily because of increased development activity.

As of December 31, 2010, cumulative actual costs exceeded cumulative budgeted costs by approximately $0.8 million.  In calculating net profits income for the quarter ended March 31, 2011, XTO Energy deducted budgeted development costs of $2.5 million.  After considering actual development costs of $1.8 million for the quarter, cumulative actual costs exceeded budgeted costs deducted by $0.1 million.  First quarter actual development costs primarily relate to disbursements for development activity in fourth quarter 2010.

XTO Energy has advised the trustee that total 2011 budgeted development costs for the underlying properties are between $10 million and $12 million.  The 2011 budget year generally coincides with the trust distribution months from April 2011 through March 2012.  The monthly development cost deduction will be reevaluated by XTO Energy and revised as necessary, based on the 2011 budget and the timing and amount of actual expenditures.  See Note 2 to Condensed Financial Statements.

Excess Costs

Costs exceeded revenues by $513,475 ($410,780 net to the trust) on properties underlying the Kansas net profits interests in October and November 2009.  Lower gas prices caused costs to exceed revenues on properties underlying the Kansas net profits interests. However, these excess costs did not reduce net proceeds from the remaining conveyances.  XTO Energy advised the trustee that increased gas prices led to the partial recovery of excess costs of $410,957 ($328,766 net to the trust), plus accrued interest of $1,958 ($1,566 net to the trust) in December 2009 and the full recovery of excess costs of $102,518 ($82,014 net to the trust), plus accrued interest of $282 ($226 net to the trust) in January 2010.  There were no excess costs as of March 31, 2011.

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

Forward-Looking Statements

Statements in this report relating to future plans, predictions, events or conditions are forward-looking statements.  All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding the net profits interests, underlying properties, development activities, annual and monthly development, production and other costs and expenses, monthly development cost deductions, oil and gas prices and differentials to NYMEX prices, supply levels, future drilling, workover and restimulation plans, distributions to unitholders and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2010, which is incorporated by this reference as though fully set forth herein.  XTO Energy and the trustee assume no duty to update these statements as of any future date.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the trust’s market risks from the information disclosed in Part II, Item 7A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Refer to Note 3 on pages 10 through 11 of this Quarterly Report on Form 10-Q for information on legal proceedings.

Item 1A.  Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2010.

Items 2 through 5.

Not applicable.

Item 6.  Exhibits.

(a)	Exhibits.

Exhibit Number
and Description

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Hugoton Royalty Trust filed with the Securities and Exchange Commission on February 24, 2011 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/s/ Nancy G. Willis
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: April 28, 2011	By	/s/ Patrick T. Mulva
Patrick T. Mulva
Vice President and Controller