Form 10-Q
period 2011-06-30
HUGOTON ROYALTY TRUST
filed 2011-08-01
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Outstanding as of July 1, 2011
40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K.  In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at June 30, 2011 and the distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2011 and 2010 have been included.  Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Cash and short-term investments	$5,305,400	$4,229,120

Net profits interests in oil and gas properties - net (Note 1)	120,236,128	124,993,766

	$125,541,528	$129,222,886

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$5,305,400	$4,229,120

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	120,236,128	124,993,766

	$125,541,528	$129,222,886

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Net profits income	$14,667,930	$18,974,132	$27,882,028	$35,873,354

Interest income	171	432	456	534

Total income	14,668,101	18,974,564	27,882,484	35,873,888

Administration expense	265,341	241,644	539,724	575,848

Distributable income	$14,402,760	$18,732,920	$27,342,760	$35,298,040

Distributable income per unit (40,000,000 units)	$0.360069	$0.468323	$0.683569	$0.882451

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Trust corpus, beginning of period	$122,620,884	$136,036,821	$124,993,766	$139,877,580

Amortization of net profits interests	(2,384,756)	(4,102,330)	(4,757,638)	(7,943,089)

Distributable income	14,402,760	18,732,920	27,342,760	35,298,040

Distributions declared	(14,402,760)	(18,732,920)	(27,342,760)	(35,298,040)

Trust corpus, end of period	$120,236,128	$131,934,491	$120,236,128	$131,934,491

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.    Basis of Accounting

The financial statements of Hugoton Royalty Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles (“GAAP”):

-
Net profits income recorded for a month is the amount computed and paid by XTO Energy Inc., the owner of the underlying properties, to Bank of America, N.A., as trustee for the trust.  XTO Energy is a wholly owned subsidiary of Exxon Mobil Corporation.  Net profits income consists of net proceeds received by XTO Energy from the underlying properties in the prior month, multiplied by a net profits percentage of 80%.

Costs deducted in the calculation of net proceeds for the 80% net profits interests generally include applicable taxes, transportation, marketing and legal costs, production expense, development costs, operating charges and other costs.

-
Net profits income is computed separately for each of the three conveyances under which the net profits interests were conveyed to the trust.  If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from the other conveyances.

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

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the trust.  Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus.  Accumulated amortization was $126,830,823 as of June 30, 2011 and $122,073,185 as of December 31, 2010.

2.    Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Cumulative actual costs (over) under the amount deducted - beginning of period	$(56,755)	$989,364	$(809,696)	$909,477
Actual costs	(992,898)	(2,145,830)	(2,789,957)	(3,565,943)
Budgeted costs deducted	2,550,000	1,500,000	5,100,000	3,000,000
Cumulative actual costs under the amount deducted - end of period	$1,500,347	$343,534	$1,500,347	$343,534

The monthly development cost deduction was $500,000 from the January 2010 distribution through the July 2010 distribution. As a result of increased development activity, the development cost deduction was increased to $600,000 beginning with the August 2010 distribution and to $850,000 beginning with the October 2010 distribution and was maintained at that level through the June 2011 distribution.  XTO Energy has advised the trustee that total 2011 budgeted development costs for the underlying properties are between $10 million and $12 million. The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. XTO Energy has advised the trustee that this monthly deduction will continue to be evaluated and revised as necessary.

3.    Federal Income Taxes

For federal income tax purposes, the trust constitutes a fixed investment trust which is taxed as a grantor trust.  A grantor trust is not subject to tax at the trust level.  The unitholders are considered to own the trust’s income and principal as though no trust were in existence.  The income of the trust is deemed to have been received or accrued by each unitholder at the time such income is received or accrued by the trust and not when distributed by the trust.

The net profits interests constitute “economic interests” in oil and gas properties for federal income tax purposes.  Unitholders must report their share of the net profits income as ordinary income from oil and gas properties and are entitled to claim depletion with respect to such income.  The classification of the trust’s income for purposes of the passive loss rules may be important to a unitholder.  Net profits income generally is treated as portfolio income and does not offset passive losses.

Some trust units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, collectively referred to herein as “middlemen”).  Therefore, the trustee considers the trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes.  U.S. Trust, Bank of America Private Wealth Management, EIN: 56-0906609, Post Office Box 830650, Dallas, Texas. 75283-0650, telephone number 1-877-228-5083, email address trustee@hugotontrust.com, is the representative of the trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the trust as a WHFIT.  Tax information is also posted by the trustee at www.hugotontrust.com.  Notwithstanding the foregoing, the middlemen holding trust units on behalf of unitholders, and not the trustee of the trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such trust units, including the issuance of IRS Forms 1099 and certain written tax statements.  Unitholders whose trust units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the trust units.

Unitholders should consult their tax advisors regarding trust tax compliance matters.

4.    Contingencies

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

In September 2008, a class action lawsuit was filed against XTO Energy styled Wallace B. Roderick Revocable Living Trust, et al. v. XTO Energy Inc. in the District Court of Kearny County, Kansas. XTO Energy removed the case to federal court in Wichita, Kansas. The plaintiffs allege that XTO Energy has improperly taken post-production costs from royalties paid to the plaintiffs from wells located in Kansas, Oklahoma and Colorado. The plaintiffs have filed a motion to certify the class, including only Kansas and Oklahoma wells not part of the Fankhouser matter.  After filing the motion to certify, but prior to the class certification hearing, Plaintiff filed a motion to sever the Oklahoma portion of the case so it could be transferred and consolidated with a newly filed class action in Oklahoma styled Chieftain v. XTO Energy Inc.  This motion was granted.  The Roderick case now comprises only Kansas wells not previously included in the Fankhouser matter.  XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to this lawsuit and intends to vigorously defend its position.

In December 2010, a class action lawsuit was filed against XTO Energy styled Chieftain Royalty Company vs. XTO Energy Inc. in Coal County District Court, Oklahoma.  XTO Energy removed the case to federal court in the Eastern District of Oklahoma.  The Plaintiffs allege that XTO wrongfully deducted fees from royalty payments on Oklahoma wells, failed to make diligent efforts to secure the best terms available for the sale of gas and its constituents, and demand an accounting to determine whether they have been fully and fairly paid gas royalty interests.  The case expressly excludes those claims and wells being prosecuted in the Fankhouser case.  The severed Roderick case claims will likely be consolidated into Chieftain.  XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to this lawsuit and intends to vigorously defend its position.

If XTO Energy ultimately makes any settlement payments or receives a judgment against it in any of the cases named above, the trust will bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if the judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s annual distributable income, financial position or liquidity.  It could, however, result in costs exceeding revenues on the properties underlying the Oklahoma and Kansas net profit interests for one or more monthly distributions, depending on the size of the judgment or settlement, if any, and the net proceeds being paid at that time.

Certain of the underlying properties are involved in various other lawsuits and certain governmental proceedings arising in the ordinary course of business. XTO Energy has advised the trustee that it does not believe that the ultimate resolution of these claims will have a material effect on trust annual distributable income, financial position or liquidity.

Other

Several states have enacted legislation requiring state income tax withholding from nonresident recipients of oil and gas proceeds.  After consultation with its tax counsel, the trustee believes that it is not required to withhold on payments made to the unitholders.  However, regulations are subject to change by the various states, which could change this conclusion.  Should withholding be required on payments made to the trust or the unitholders, distributions to the unitholders would be reduced by the required amount, subject to the filing of a claim for refund by the trust or unitholders for such amount.

5.    Excess Costs

Costs exceeded revenues by $513,475 ($410,780 net to the trust) on properties underlying the Kansas net profits interests in October and November 2009.  Lower gas prices caused costs to exceed revenues on properties underlying the Kansas net profits interests. However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO Energy advised the trustee that increased gas prices led to the partial recovery of excess costs of $410,957 ($328,766 net to the trust), plus accrued interest of $1,958 ($1,566 net to the trust) in December 2009 and the full recovery of excess costs of $102,518 ($82,014 net to the trust), plus accrued interest of $282 ($226 net to the trust) in January 2010.  There were no excess costs as of June 30, 2011.

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

Distributable Income

Quarter

For the quarter ended June 30, 2011, net profits income was $14,667,930, as compared to $18,974,132 for second quarter 2010.  This 23% decrease in net profits income is primarily the result of decreased gas and oil sales volumes ($3.7 million), lower gas prices ($1.5 million) and higher development costs ($0.8 million), partially offset by increased oil prices ($1.1 million) and lower taxes, transportation and other costs ($0.7 million).  See “Net Profits Income” on following page.

After adding interest income of $171 and deducting administration expense of $265,341, distributable income for the quarter ended June 30, 2011 was $14,402,760, or $0.360069 per unit of beneficial interest. Administration expense for the quarter was higher than the prior year quarter primarily because of the timing of expenditures.  For second quarter 2010, distributable income was $18,732,920, or $0.468323 per unit.  Distributions to unitholders for the quarter ended June 30, 2011 were:

		Distribution
Record Date	Payment Date	per Unit
April 29, 2011	May 13, 2011	$0.102412
May 31, 2011	June 14, 2011	0.125022
June 30, 2011	July 15, 2011	0.132635
		$0.360069

Six Months

For the six months ended June 30, 2011, net profits income was $27,882,028 compared with $35,873,354 for the same 2010 period.  This 22% decrease in net profits income is primarily the result of lower gas prices ($5.0 million), decreased gas sales volumes ($4.1 million) and higher development costs ($1.7 million), partially offset by higher oil prices ($1.8 million) and lower taxes, transportation and other costs ($1.4 million).  See “Net Profits Income” on following page.

After adding interest income of $456 and deducting administration expense of $539,724, distributable income for the six months ended June 30, 2011 was $27,342,760, or $0.683569 per unit of beneficial interest.  Administration expense for the six months ended June 30, 2011 was lower as compared with the same 2010 period primarily because of decreased costs and the timing of expenditures.  For the six months ended June 30, 2010, distributable income was $35,298,040, or $0.882451 per unit.

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production.  Net profits income is generally affected by three major factors:

-	oil and gas sales volumes,

-	oil and gas sales prices, and

-	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months			Six Months
	Ended June 30 (a)		Increase	Ended June 30 (a)		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	5,299,946	6,113,559	(13)%	10,935,280	12,044,510	(9)%
Average per day	59,550	68,692	(13)%	60,416	66,544	(9)%
Net profits interests	2,641,356	3,432,982	(23)%	5,269,357	6,647,060	(21)%

Oil (Bbls) (b)
Underlying properties	64,010	71,105	(10)%	132,185	134,329	(2)%
Average per day	719	799	(10)%	730	742	(2)%
Net profits interests	33,993	41,321	(18)%	67,760	75,647	(10)%

Average Sales Prices
Gas (per Mcf)	$4.86	$5.17	(6)%	$4.63	$5.15	(10)%
Oil (per Bbl)	$96.92	$77.03	26%	$90.95	$74.63	22%

Revenues
Gas sales	$25,740,672	$31,609,753	(19)%	$50,591,936	$62,004,921	(18)%
Oil sales	6,203,994	5,477,186	13%	12,022,070	10,025,556	20%
Total Revenues	31,944,666	37,086,939	(14)%	62,614,006	72,030,477	(13)%

Costs
Taxes, transportation and other	3,443,176	4,319,945	(20)%	6,764,671	8,510,316	(21)%
Production expense	4,911,651	4,825,144	2%	10,482,090	10,132,035	3%
Development costs (c)	2,550,000	1,500,000	70%	5,100,000	3,000,000	70%
Overhead	2,704,927	2,724,185	(1)%	5,414,710	5,443,634	(1)%
Excess costs (d)	-	-	-	-	102,800	-
Total Costs	13,609,754	13,369,274	2%	27,761,471	27,188,785	2%

Net Proceeds	18,334,912	23,717,665	(23)%	34,852,535	44,841,692	(22)%

Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$14,667,930	$18,974,132	(23)%	$27,882,028	$35,873,354	(22)%

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

(c)	See Note 2 to Condensed Financial Statements.

(d)	See Note 5 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from second quarter 2010 to second quarter 2011 and from the first six months of 2010 to the comparable period in 2011:

Sales Volumes

Gas

Gas sales volumes decreased 13% for second quarter 2011 as compared with the same 2010 period primarily because of natural production decline and the timing of cash receipts.  Gas sales volumes decreased 9% for the first six months of 2011 as compared with the same 2010 period primarily because of natural production decline, partially offset by increased production from new wells and workovers.

Oil

Oil sales volumes decreased 10% for second quarter 2011 as compared with the same 2010 period primarily because of the timing of cash receipts and natural production decline, partially offset by increased production from new wells and workovers. Oil sales volumes decreased 2% for the first six months of 2011 as compared with the same 2010 period primarily because of natural production decline, partially offset by increased production from new wells and workovers.

The rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Gas

The second quarter 2011 average gas price was $4.86 per Mcf, a 6% decrease from the second quarter 2010 average gas price of $5.17 per Mcf.  For the six-month period, the average gas price decreased 10% to $4.63 per Mcf in 2011 from $5.15 per Mcf in 2010.  Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas.  Natural gas prices are expected to remain volatile. The second quarter 2011 gas price is primarily related to production from February through April 2011, when the average NYMEX price was $4.12 per MMBtu.  The average NYMEX price for May and June 2011 was $4.35 per MMBtu.  At July 18, 2011, the average NYMEX futures price for the following twelve months was $4.74 per MMBtu.

Oil

The second quarter 2011 average oil price was $96.92 per Bbl, a 26% increase from the second quarter 2010 average oil price of $77.03 per Bbl.  The year-to-date average oil price increased 22% to $90.95 per Bbl in 2011 from $74.63 per Bbl in 2010.  Oil prices are expected to remain volatile.  The second quarter 2011 oil price is primarily related to production from February through April 2011, when the average NYMEX price was $101.00 per Bbl.  The average NYMEX price for May and June 2011 was $98.69 per Bbl.  At July 18, 2011, the average NYMEX futures price for the following twelve months was $98.32 per Bbl.

Costs

Taxes, Transportation and Other

Taxes, transportation and other decreased 20% for the quarter and 21% for the six-month period primarily because of decreased gas production taxes related to lower gas revenues and decreased property taxes related to the timing of expenditures, partially offset by increased oil production taxes related to higher oil revenues.

Production

Production expense increased 2% for the quarter primarily because of increased labor, compressor rental and field costs, partially offset by decreased repairs and maintenance costs and mechanical and marketing rebates included in 2011.  Production expense increased 3% for the six-month period primarily because of increased labor, field and water disposal costs, partially offset by decreased repairs and maintenance, plugging and abandonment, chemical and treating and mechanical and marketing rebates included in 2011.

Development

Development costs deducted in the calculation of net profits income are based on the development budget.  These development costs increased 70% for the second quarter and for the six-month period primarily because of increased development activity and the timing of expenditures.

As of December 31, 2010, cumulative actual costs exceeded cumulative budgeted costs by approximately $0.8 million. In calculating net profits income for the quarter ended June 30, 2011, XTO Energy deducted budgeted development costs of $2.6 million for the quarter and $5.1 million for the six-month period.  After considering actual development costs of $1.0 million for the quarter and $2.8 million for the six-month period, budgeted costs deducted exceeded cumulative actual costs by approximately $1.5 million at June 30, 2011.

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

Excess Costs

Costs exceeded revenues by $513,475 ($410,780 net to the trust) on properties underlying the Kansas net profits interests in October and November 2009.  Lower gas prices caused costs to exceed revenues on properties underlying the Kansas net profits interests. However, these excess costs did not reduce net proceeds from the remaining conveyances.  XTO Energy advised the trustee that increased gas prices led to the partial recovery of excess costs of $410,957 ($328,766 net to the trust), plus accrued interest of $1,958 ($1,566 net to the trust) in December 2009 and the full recovery of excess costs of $102,518 ($82,014 net to the trust), plus accrued interest of $282 ($226 net to the trust) in January 2010.  There were no excess costs as of June 30, 2011.

Contingencies

Several states have enacted legislation requiring state income tax withholding from nonresident recipients of oil and gas proceeds.  After consultation with its tax counsel, the trustee believes that it is not required to withhold on payments made to the unitholders.  However, regulations are subject to change by the various states, which could change this conclusion.  Should withholding be required on payments made to the trust or the unitholders, distributions to the unitholders would be reduced by the required amount, subject to the filing of a claim for refund by the trust or unitholders for such amount.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Refer to Note 3 of this Quarterly Report on Form 10-Q for information on legal proceedings.

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

HUGOTON ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/s/ Nancy G. Willis
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: August 1, 2011	By	/s/ Patrick T. Mulva
Patrick T. Mulva
Vice President and Controller