Form 10-Q
period 2011-09-30
HUGOTON ROYALTY TRUST
filed 2011-10-27
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Outstanding as of October 1, 2011
40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K.  In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at September 30, 2011 and the distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2011 and 2010 have been included.  Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Cash and short-term investments	$5,336,520	$4,229,120

Net profits interests in oil and gas properties - net (Note 1)	117,672,381	124,993,766

	$123,008,901	$129,222,886

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$5,336,520	$4,229,120

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	117,672,381	124,993,766

	$123,008,901	$129,222,886

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010

Net profits income	$15,477,314	$14,695,353	$43,359,342	$50,568,707

Interest income	355	206	811	740

Total income	15,477,669	14,695,559	43,360,153	50,569,447

Administration expense	144,309	168,199	684,033	744,047

Distributable income	$15,333,360	$14,527,360	$42,676,120	$49,825,400

Distributable income per unit (40,000,000 units)	$0.383334	$0.363184	$1.066903	$1.245635

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010

Trust corpus, beginning of period	$120,236,128	$131,934,491	$124,993,766	$139,877,580

Amortization of net profits interests	(2,563,747)	(3,699,342)	(7,321,385)	(11,642,431)

Distributable income	15,333,360	14,527,360	42,676,120	49,825,400

Distributions declared	(15,333,360)	(14,527,360)	(42,676,120)	(49,825,400)

Trust corpus, end of period	$117,672,381	$128,235,149	$117,672,381	$128,235,149

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the trust.  Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus.  Accumulated amortization was $129,394,570 as of September 30, 2011 and $122,073,185 as of December 31, 2010.

2.	Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Cumulative actual costs under (over) the amount deducted - beginning of period	$1,500,347	$343,534	$(809,696)	$909,477
Actual costs	(1,287,129)	(2,911,951)	(4,077,086)	(6,477,894)
Budgeted costs deducted	2,200,000	1,700,000	7,300,000	4,700,000
Cumulative actual costs under (over) the amount deducted - end of period	$2,413,218	$(868,417)	$2,413,218	$(868,417)

The monthly development cost deduction was $500,000 from the January 2010 distribution through the July 2010 distribution.  As a result of increased development activity, the development cost deduction was increased to $600,000 beginning with the August 2010 distribution and to $850,000 beginning with the October 2010 distribution and was maintained at that level through the August 2011 distribution.  Due to lower than anticipated actual costs as a result of the timing of expenditures, the development cost deduction was decreased to $500,000 beginning with the September 2011 distribution and is expected to be maintained at that level for the remainder of 2011.  XTO Energy has advised the trustee that revised 2011 budgeted development costs for the underlying properties are between $8 million and $10 million.  The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions.  XTO Energy has advised the trustee that this monthly deduction will continue to be evaluated and revised as necessary.

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

Unitholders should consult their tax advisors regarding trust tax compliance matters.

4.	State Income Taxes

All revenues from the trust are from sources within either Kansas, Oklahoma or Wyoming.  Oklahoma and Kansas tax the income of nonresidents from real property located within those states, and the trust has been advised by counsel that those states will each tax nonresidents on income from the net profits interests located in those states.  Wyoming does not have a state income tax.  Kansas and Oklahoma also impose a corporate income tax which may apply to unitholders organized as corporations.

Each unitholder should consult his or her own tax advisor regarding state income tax requirements, if any, applicable to such person’s ownership of trust units.

5.	Contingencies

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

In December 2010, a class action lawsuit was filed against XTO Energy styled Chieftain Royalty Company vs. XTO Energy Inc. in Coal County District Court, Oklahoma.  XTO Energy removed the case to federal court in the Eastern District of Oklahoma.  The plaintiffs allege that XTO Energy wrongfully deducted fees from royalty payments on Oklahoma wells, failed to make diligent efforts to secure the best terms available for the sale of gas and its constituents, and demand an accounting to determine whether they have been fully and fairly paid gas royalty interests.  The case expressly excludes those claims and wells being prosecuted in the Fankhouser case.  The severed Roderick case claims related to the Oklahoma portion of the case were consolidated into Chieftain.  XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to this lawsuit and intends to vigorously defend its position.

If XTO Energy ultimately makes any settlement payments or receives a judgment against it in any of the cases named above, the trust will bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if the judgment or settlement increases the amount of future payments to royalty owners, the trust would bear its proportionate share of the increased payments through reduced net proceeds. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s financial position or liquidity though it could be material to the trust’s annual distributable income.  Additionally, it could result in costs exceeding revenues on the properties underlying the Oklahoma and Kansas net profit interests for one or more monthly distributions, depending on the size of the judgment or settlement, if any, and the net proceeds being paid at that time.

Certain of the underlying properties are involved in various other lawsuits and certain governmental proceedings arising in the ordinary course of business. XTO Energy has advised the trustee that it does not believe that the ultimate resolution of these claims will have a material effect on trust annual distributable income, financial position or liquidity.

Other

Several states have enacted legislation requiring state income tax withholding from nonresident recipients of oil and gas proceeds.  After consultation with its tax counsel, the trustee believes that it is not required to withhold on payments made to the unitholders.  However, regulations are subject to change by the various states, which could change this conclusion.  Should amounts be withheld on payments made to the trust or the unitholders, distributions to the unitholders would be reduced by the required amount, subject to the filing of a claim for refund by the trust or unitholders for such amount.

6.	Excess Costs

Costs exceeded revenues by $513,475 ($410,780 net to the trust) on properties underlying the Kansas net profits interests in October and November 2009.  Lower gas prices caused costs to exceed revenues on properties underlying the Kansas net profits interests. However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO Energy advised the trustee that increased gas prices led to the partial recovery of excess costs of $410,957 ($328,766 net to the trust), plus accrued interest of $1,958 ($1,566 net to the trust) in December 2009 and the full recovery of excess costs of $102,518 ($82,014 net to the trust), plus accrued interest of $282 ($226 net to the trust) in January 2010.  There were no excess costs as of September 30, 2011.

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

Distributable Income

Quarter

For the quarter ended September 30, 2011, net profits income was $15,477,314, as compared to $14,695,353 for third quarter 2010.  This 5% increase in net profits income is primarily the result of higher oil and gas prices ($4.0 million), partially offset by decreased oil and gas sales volumes ($3.0 million) and increased development costs ($0.4 million). See “Net Profits Income” on following page.

After adding interest income of $355 and deducting administration expense of $144,309, distributable income for the quarter ended September 30, 2011 was $15,333,360, or $0.383334 per unit of beneficial interest. Administration expense for the quarter decreased $23,890 from the prior year quarter.  For third quarter 2010, distributable income was $14,527,360, or $0.363184 per unit.  Distributions to unitholders for the quarter ended September 30, 2011 were:

		Distribution
Record Date	Payment Date	per Unit
July 29, 2011	August 12, 2011	$0.128296
August 31, 2011	September 15, 2011	0.121625
September 30, 2011	October 17, 2011	0.133413

		$0.383334

Nine Months

For the nine months ended September 30, 2011, net profits income was $43,359,342 compared with $50,568,707 for the same 2010 period.  This 14% decrease in net profits income is primarily the result of decreased oil and gas sales volumes ($7.2 million), lower gas prices ($2.3 million) and higher development costs ($2.1 million), partially offset by higher oil prices ($3.0 million) and lower taxes, transportation and other costs ($1.3 million).  See “Net Profits Income” on following page.

After adding interest income of $811 and deducting administration expense of $684,033, distributable income for the nine months ended September 30, 2011 was $42,676,120, or $1.066903 per unit of beneficial interest.  Administration expense for the nine months ended September 30, 2011 decreased $60,014 as compared with the same 2010 period.  For the nine months ended September 30, 2010, distributable income was $49,825,400, or $1.245635 per unit.

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production.  Net profits income is generally affected by three major factors:

-	oil and gas sales volumes,

-	oil and gas sales prices, and

-	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months			Nine Months
	Ended September 30 (a)		Increase	Ended September 30 (a)		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	5,516,991	6,071,750	(9)%	16,452,271	18,116,260	(9)%
Average per day	59,967	65,997	(9)%	60,265	66,360	(9)%
Net profits interests	2,839,604	3,095,732	(8)%	8,108,961	9,742,792	(17)%

Oil (Bbls) (b)
Underlying properties	58,527	68,634	(15)%	190,712	202,963	(6)%
Average per day	636	746	(15)%	699	743	(6)%
Net profits interests	31,574	34,948	(10)%	99,334	110,595	(10)%

Average Sales Prices
Gas (per Mcf)	$4.96	$4.40	13%	$4.74	$4.90	(3)%
Oil (per Bbl)	$95.00	$71.43	33%	$92.19	$73.55	25%

Revenues
Gas sales	$27,374,742	$26,688,301	3%	$77,966,678	$88,693,222	(12)%
Oil sales	5,559,851	4,902,714	13%	17,581,921	14,928,270	18%
Total Revenues	32,934,593	31,591,015	4%	95,548,599	103,621,492	(8)%

Costs
Taxes, transportation and other	3,514,793	3,380,475	4%	10,279,464	11,890,791	(14)%
Production expense	5,173,918	5,374,188	(4)%	15,656,008	15,506,223	1%
Development costs (c)	2,200,000	1,700,000	29%	7,300,000	4,700,000	55%
Overhead	2,699,240	2,767,160	(2)%	8,113,950	8,210,794	(1)%
Excess costs (d)	-	-	-	-	102,800	-
Total Costs	13,587,951	13,221,823	3%	41,349,422	40,410,608	2%

Net Proceeds	19,346,642	18,369,192	5%	54,199,177	63,210,884	(14)%

Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$15,477,314	$14,695,353	5%	$43,359,342	$50,568,707	(14)%

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

(c)	See Note 2 to Condensed Financial Statements.

(d)	See Note 6 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from third quarter 2010 to third quarter 2011 and from the first nine months of 2010 to the comparable period in 2011:

Sales Volumes

Gas

Gas sales volumes decreased 9% for third quarter 2011 and for the first nine months of 2011 as compared with the same 2010 periods primarily because of natural production decline.

Oil

Oil sales volumes decreased 15% for third quarter 2011 and 6% for the first nine months of 2011 as compared with the same 2010 periods primarily because of natural production decline and the timing of cash receipts.

The rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Gas

The third quarter 2011 average gas price was $4.96 per Mcf, a 13% increase from the third quarter 2010 average gas price of $4.40 per Mcf.  For the nine-month period, the average gas price decreased 3% to $4.74 per Mcf in 2011 from $4.90 per Mcf in 2010.  Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas.  Natural gas prices are expected to remain volatile. The third quarter 2011 gas price is primarily related to production from May through July 2011, when the average NYMEX price was $4.35 per MMBtu.  The average NYMEX price for August and September 2011 was $4.11 per MMBtu.  At October 13, 2011, the average NYMEX futures price for the following twelve months was $3.98 per MMBtu.

Oil

The third quarter 2011 average oil price was $95.00 per Bbl, a 33% increase from the third quarter 2010 average oil price of $71.43 per Bbl.  The year-to-date average oil price increased 25% to $92.19 per Bbl in 2011 from $73.55 per Bbl in 2010.  Oil prices are expected to remain volatile.  The third quarter 2011 oil price is primarily related to production from May through July 2011, when the average NYMEX price was $98.15 per Bbl.  The average NYMEX price for August and September 2011 was $85.78 per Bbl.  At October 13, 2011, the average NYMEX futures price for the following twelve months was $85.59 per Bbl.

Costs

Taxes, Transportation and Other

Taxes, transportation and other increased 4% for the quarter primarily due to increased production taxes related to higher oil and gas revenues. Taxes, transportation and other decreased 14% for the nine-month period primarily because of decreased property taxes related to the timing of expenditures and decreased gas production taxes related to lower gas revenues, partially offset by increased oil production taxes related to higher oil revenues.

Production Expense

Production expense decreased 4% for the quarter primarily because of marketing and economic rebates included in 2011, decreased insurance, labor and location costs, partially offset by increased power and fuel, field and compressor rental costs.

Development

Development costs deducted in the calculation of net profits income are based on the development budget.  These development costs increased 29% for the third quarter and 55% for the nine-month period primarily because of the timing of expenditures.

As of December 31, 2010, cumulative actual costs exceeded cumulative budgeted costs by approximately $0.8 million. In calculating net profits income for the quarter ended September 30, 2011, XTO Energy deducted budgeted development costs of $2.2 million for the quarter and $7.3 million for the nine-month period.  After considering actual development costs of $1.3 million for the quarter and $4.1 million for the nine-month period, budgeted costs deducted exceeded cumulative actual costs by approximately $2.4 million at September 30, 2011.

XTO Energy has advised the trustee that revised 2011 budgeted development costs for the underlying properties are between $8 million and $10 million.  The 2011 budget year generally coincides with the trust distribution months from April 2011 through March 2012.  The monthly development cost deduction will be reevaluated by XTO Energy and revised as necessary, based on the 2011 budget and the timing and amount of actual expenditures.  See Note 2 to Condensed Financial Statements.

Excess Costs

Costs exceeded revenues by $513,475 ($410,780 net to the trust) on properties underlying the Kansas net profits interests in October and November 2009.  Lower gas prices caused costs to exceed revenues on properties underlying the Kansas net profits interests. However, these excess costs did not reduce net proceeds from the remaining conveyances.  XTO Energy advised the trustee that increased gas prices led to the partial recovery of excess costs of $410,957 ($328,766 net to the trust), plus accrued interest of $1,958 ($1,566 net to the trust) in December 2009 and the full recovery of excess costs of $102,518 ($82,014 net to the trust), plus accrued interest of $282 ($226 net to the trust) in January 2010.  There were no excess costs as of September 30, 2011.

Contingencies

Several states have enacted legislation requiring state income tax withholding from nonresident recipients of oil and gas proceeds.  After consultation with its tax counsel, the trustee believes that it is not required to withhold on payments made to the unitholders.  However, regulations are subject to change by the various states, which could change this conclusion.  Should amounts be withheld on payments made to the trust or the unitholders, distributions to the unitholders would be reduced by the required amount, subject to the filing of a claim for refund by the trust or unitholders for such amount.

Forward-Looking Statements

Statements in this report relating to future plans, predictions, events or conditions are forward-looking statements.  All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements regarding the net profits interests, underlying properties, development activities, annual and monthly development, production and other costs and expenses, monthly development cost deductions, oil and gas prices and differentials to NYMEX prices, supply levels, future drilling, workover and restimulation plans, distributions to unitholders and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2010, which is incorporated by this reference as though fully set forth herein.  XTO Energy, ExxonMobil and the trustee assume no duty to update these statements as of any future date.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Refer to Note 5 of this Quarterly Report on Form 10-Q for information on legal proceedings.

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

HUGOTON ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/s/ Nancy G. Willis
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: October 27, 2011	By	/s/ Patrick T. Mulva
Patrick T. Mulva
Vice President and Controller