Form 10-K
period 2011-12-31
HUGOTON ROYALTY TRUST
filed 2012-02-29
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011	Commission file number 1-10476

Hugoton Royalty Trust

(Exact name of registrant as specified in the Hugoton Royalty Trust Indenture)

Texas	58-6379215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

U.S. Trust, Bank of America Private Wealth Management Trustee P.O. Box 830650 Dallas, Texas	75283-0650
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (877) 228-5083

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Units of Beneficial Interest	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☑

The aggregate market value of the units of beneficial interest of the trust, based on the closing price on the New York Stock Exchange as of June 30, 2011 (the last business day of its most recently completed second fiscal quarter), held by non-affiliates of the registrant on that date was approximately $910 million.

At February 16, 2012, there were 40,000,000 units of beneficial interest of the trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below is the only document parts of which are incorporated herein by reference and the parts of this report into which the document is incorporated:

None

HUGOTON ROYALTY TRUST

2011 ANNUAL REPORT ON FORM 10-K

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

Costs exceeded revenues on properties underlying the Kansas net profits interests for October and November 2009. There were no excess costs at December 31, 2011. For further information on excess costs, see Trustee’s Discussion and Analysis of Financial Condition and Results of Operations, under Item 7.

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

Approximately 81% of the net profits income received by the trust during 2011, as well as 84% of the estimated proved reserves of the net profits interests at December 31, 2011 (based on estimated future net cash flows using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period), is attributable to natural gas. There has historically been a greater demand for gas during the winter months than the rest of the year. Otherwise, trust income generally is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The trust conducts no research activities.

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

Production expense and development costs are deducted in the calculation of the trust’s share of net proceeds. Accordingly, higher or lower production expense and development costs, without concurrent changes in revenue, will directly decrease or increase the amount received by the trust. If development costs and production expense for underlying properties in a particular state exceed the production proceeds from the properties (as was the case with respect to the properties underlying the Kansas net profits interests in October and November 2009), the trust will not receive net proceeds for those properties until future proceeds from production in that state exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs.

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

Item 1B.     Unresolved Staff Comments

As of December 31, 2011, the trust did not have any unresolved Securities and Exchange Commission staff comments.

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

The underlying properties are predominantly gas-producing properties with established production histories in the Hugoton area of Oklahoma and Kansas, the Anadarko Basin of Oklahoma and the Green River Basin of Wyoming. The average reserve-to-production index for the underlying properties as of December 31, 2011 is approximately 14 years. This index is calculated using total proved reserves and estimated 2012 production for the underlying properties. The projected 2012 production is from proved developed producing reserves as of December 31, 2011. Based on estimated future net cash flows at 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, the proved reserves of the underlying properties are approximately 84% natural gas and 16% oil. XTO Energy operates approximately 95% of the underlying properties.

Because the underlying properties are working interests, production expense, development costs and overhead are deducted in calculating net profits income. As a result, net profits income is affected by the level of maintenance and development activity on the underlying properties. See Trustee’s Discussion and Analysis of Financial Condition and Results of Operations, under Item 7. Total 2011 development costs deducted for the underlying properties were $9 million, an increase of 21% from the prior year. XTO Energy has informed the trustee that total 2012 budgeted development costs for the underlying properties are between $8 million and $9 million.

Significant Properties

Hugoton Area

Natural gas was discovered in the Hugoton area in 1922. With an estimated five million productive acres covering parts of Texas, Oklahoma and Kansas, the Hugoton area is one of the largest domestic natural gas producing areas. During 2011, daily sales volumes from the underlying properties in the Hugoton area averaged approximately 16,900 Mcf of gas and 81 Bbls of oil.

Most of the production from the underlying properties in the Hugoton area is from the Chase formation. XTO Energy has informed the trustee that it has begun to develop other formations that underlie the 79,500 net acres held by production by the Chase formation wells, which include the Council Grove, Morrow, Chester and St. Louis formations. These formations are characterized by both oil and gas production from a variety of structural and stratigraphic traps. Since 2003, XTO Energy has drilled wells to these formations and plans to continue this development program in 2012.

Within this area, XTO Energy did not drill any wells but did perform 5 workovers in 2011. XTO Energy has informed the trustee that it plans to drill up to 2 new wells and perform up to 20 workovers during 2012.

XTO Energy’s future development plans for the underlying properties in the Hugoton area include:

•	additional compression to lower line pressures,
•	installing artificial lift,
•	opening new producing zones in existing wells,
•	restimulating producing intervals in existing wells utilizing new technology,
•	deepening existing wells to new producing zones, and
•	drilling additional wells.

XTO Energy delivers most of its Hugoton gas production to a gathering and processing system owned by a subsidiary. Most of the gas is sold under the terms of a contract that was entered into in March 1996, predating the existence of the trust. This system collects the majority of its throughput from underlying properties, which, in recent months, has been approximately 11,500 Mcf per day. The gathering subsidiary purchases the gas from XTO Energy at the wellhead, gathers and transports the gas to its plant, and treats and processes the gas at the plant. The gathering subsidiary has agreed to use its best efforts to purchase all gas produced by XTO Energy from the wells that are subject to the contract, but the gathering subsidiary is not obligated to purchase gas in excess of its market requirements. The gathering subsidiary has been taking all of the gas produced for over ten years. The gathering subsidiary pays XTO Energy for wellhead volumes at a price of 80% to 85% of the net residue price received by XTO Energy’s marketing affiliate, which amount is adjusted for the BTU content of the gas. This affiliate currently sells the residue to a pipeline at a price based on a monthly pipeline index less actual third party fees. The term of these contracts can vary by contract, but in general the contracts, after an initial stated period, renew on a monthly basis unless either party gives notice of termination. If either party to the contracts fails to perform under the contract, the contract may be terminated if written notice is given of the breach and the breaching party fails to cure the breach within a specified period. The March 1996 contract has an annual price renegotiation term under which either party can request that the price provided under the contract be renegotiated. Neither party has requested that the price be renegotiated. XTO Energy does not anticipate that the terms of the contracts will be renegotiated.

Other Hugoton gas production is sold under a third party contract that remains in effect for the life of the lease. Under the contract, XTO Energy receives 74.5% of the net proceeds received by the buyer from the sale of the residue gas and liquids produced from certain underlying properties. The residue gas net proceeds are based upon the weighted average price of the gas sold by the buyer at its facilities, and the liquids net proceeds are based upon an average daily index sales price, less transportation, processing and storage fees incurred by the buyer. The buyer agrees to use its best efforts to take all of the gas produced, subject to its market requirements. The buyer has been taking all of the gas produced for over ten years.

Anadarko Basin

Oil and gas accumulations were discovered in the Anadarko Basin of western Oklahoma in 1945. XTO Energy is one of the largest producers in the Ringwood, Northwest Okeene and Cheyenne Valley fields of Major County, the Northeast Cedardale field of Woodward County and the Elk City field of Beckham County, the principal producing regions of the underlying properties in the Anadarko Basin. Daily sales volumes from the underlying properties in the Anadarko Basin averaged 26,500 Mcf of gas and 568 Bbls of oil in 2011.

The fields in the Major County area are characterized by oil and gas production from a variety of structural and stratigraphic traps. Productive zones include the Oswego, Red Fork, Inola, Chester, Manning, Mississippian, Hunton and Arbuckle formations. Within this area, XTO Energy drilled 1 gross (1.0 net) well and performed 35 workovers in 2011. XTO Energy has informed the trustee that it plans to drill 1 new well and perform up to 14 workovers in Major County during 2012.

The fields within Woodward County are characterized primarily by gas production from a variety of structural and stratigraphic traps. Productive zones include the Cottage Grove, Oswego, Chester and Mississippian formations. Within this area, XTO Energy did not drill any wells or perform any workovers in 2011. XTO Energy has informed the trustee that it does not plan to drill any new wells but may perform up to 4 workovers in Woodward County during 2012.

The Elk City field on the eastern edge of Beckham County produces oil and gas from a structural anticline with stratigraphic trapping features. Production zones include the Hoxbar, Atoka and Morrow formations. Within this area, XTO Energy did not drill any wells but did perform 9 workovers in 2011. XTO Energy has informed the trustee that it plans to drill 1 new well and perform up to 6 workovers within the Elk City field during 2012.

XTO Energy plans to further develop the underlying properties in the Anadarko Basin primarily through:

•	mechanical stimulation of existing wells,
•	installing artificial lift,
•	opening new producing zones in existing wells,
•	deepening existing wells to new producing zones, and
•	drilling additional wells.

A gathering subsidiary of XTO Energy operates a 300-mile gathering system and pipeline in the Major County area. The gathering subsidiary and a third-party processor purchase natural gas produced at the wellhead from XTO Energy and other producers in the area under various agreements, most of which were entered into in the 1960’s and 1970’s, and which include life-of-production terms such that the contracts will continue until there is no further production from the underlying properties, unless the production declines so that it is no longer economical to take the gas. The gathering subsidiary and the third-party processor are required to take certain minimum volumes of the gas produced but have been taking all of the volumes produced for over ten years. The gathering subsidiary gathers and transports the gas to a third-party processor, which processes the gas and pays XTO Energy and other producers for at least 50% of the liquids processed based upon a weighted average sales price less transportation charges, which price may vary in the event of inadequate markets. After the gas is processed, the gathering subsidiary transports the gas via a residue pipeline to a connection with an interstate pipeline. The gathering subsidiary sells the residue gas to the marketing subsidiary of XTO Energy based upon a weighted average price, which price will vary monthly based upon market conditions. The gathering subsidiary pays this price to XTO Energy less a compression and gathering fee of approximately $0.31 per Mcf of residue gas. This gathering fee was previously approved by the Federal Energy Regulatory Commission when the gathering subsidiary was regulated and is unlikely to change. During 2011, the gathering system collected approximately 10,500 Mcf per day, approximately 50% of which XTO Energy operates. Estimated capacity of the gathering system is 24,000 Mcf per day. The gathering subsidiary also provides contract operating services to properties in Woodward County, collecting approximately 9,500 Mcf per day, for an average fee of approximately $0.05 per Mcf. The fee is subject to an annual price renegotiation under which either party can request that the price provided under the contract be renegotiated. The contract continues on a yearly basis, and it is subject to termination upon written notice prior to its annual renewal or in the event the parties fail to agree upon a pricing renegotiation. XTO Energy also sells gas directly to its marketing subsidiary under a month-to-month contract, which then sells the gas to third parties. The price paid to XTO Energy is based upon the weighted average price of several published indices, which price varies upon market conditions but does not include a deduction for any marketing fees. The price paid by the marketing affiliate includes a deduction for any transportation fees charged by the third party. Neither party has a firm obligation to sell or purchase any specific minimum quantity of gas.

Green River Basin

The Green River Basin is located in southwestern Wyoming. Natural gas was discovered in the Fontenelle field of the Green River Basin in the early 1970’s. The producing reservoirs are the Frontier, Baxter and Dakota sandstones.

Daily 2011 sales volumes from the underlying properties in the Fontenelle field averaged 16,000 Mcf of natural gas and 32 Bbls of oil. In 2011, XTO Energy did not drill any wells but did perform 1 workover. XTO Energy has advised the trustee that it does not plan to drill any new wells but may perform up to 4 workovers in the Green River Basin during 2012. XTO Energy has advised the trustee that it is continuing its efforts to reduce pipeline pressure which has shown potential for increasing production and extending field life in the Fontenelle Field.

Potential development activities for the underlying properties in this area include:

•	installing artificial lift,
•	restimulating producing intervals utilizing new technology,
•	additional compression to lower line pressures, and
•	opening new producing zones in existing wells.

XTO Energy markets the gas produced from the Fontenelle field and nearby properties under various marketing arrangements. Under the agreement covering the majority of the gas sold, XTO Energy compresses the gas on the lease, transports it off the lease and compresses the gas again prior to entry into the gas plant pipeline. The pipeline transports the gas to the gas plant, where the gas is processed, then redelivered to XTO Energy. The owner of the gas plant and related pipeline charges XTO Energy for operational fuel and processing and has agreed to accept certain volumes, which amounts can be adjusted by the owner. The owner may be able to cease taking volumes if it has valid unaddressed concerns regarding the creditworthiness of XTO Energy. In 2011, the fuel charge was 2.00% of the volumes produced and the processing fee was approximately $0.11 per MMBtu. These charges are adjusted annually based upon a published governmental economic index, and the contract renews on a year-to-year basis. XTO Energy transports and sells this gas directly to the markets based on a spot sales price on a month-to-month term, and the volumes to be sold are generally determined upon a monthly basis. These contracts may be terminated by either party if there are credit issues with the other party. The gas not sold under the above arrangement may be gathered and sold under a similar arrangement on a month-to-month term where the fee is approximately $0.18 per MMBtu and is adjusted annually. The amount of gas that the gatherer is required to gather is limited to certain maximum volumes, and the gatherer may be able to cease taking volumes if it has valid unaddressed concerns regarding the creditworthiness of XTO Energy. Alternatively, the gas may be sold under a contract where XTO Energy directly sells the gas to a third party on the lease at an adjusted index price, which price varies upon market conditions. The contract continues on a month-to-month basis, and the buyer is obligated to make a good faith effort to purchase a minimum 90% of the gas nominated by buyer for purchase. Condensate is sold to an independent third party at market rates on a month-to-month basis. The purchaser accepts all condensate delivered at the lease, but either party may suspend performance of the contract if there are credit issues with the other party.

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

The underlying properties are interests in developed properties located primarily in gas producing regions of Kansas, Oklahoma and Wyoming. The following is a summary of the approximate producing acreage of the underlying properties at December 31, 2011. Undeveloped acreage is not significant.

	0000000000	0000000000
	Gross	Net
Hugoton Area	212,724	197,623
Anadarko Basin	173,159	134,080
Green River Basin	37,912	28,626

Total	423,795	360,329

The following is a summary of the producing wells on the underlying properties as of December 31, 2011:

	Operated		Nonoperated
	Wells		Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Gas	1,232.0	1,094.7	295.0	66.7	1,527.0	1,161.4
Oil	36.0	32.1	5.0	0.9	41.0	33.0

Total	1,268.0	1,126.8	300.0	67.6	1,568.0	1,194.4

The following is a summary of the number of wells drilled on the underlying properties during the years indicated. During 2011, 1 exploratory dry hole (0.0 net) was drilled on the underlying properties. No exploratory wells were drilled on the underlying properties in 2010 or 2009; all other wells drilled were developmental. There was 1 gross (0.6 net) well in process of drilling at December 31, 2011.

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	2011		2010		2009
	Gross	Net	Gross	Net	Gross	Net
Completed gas wells	3	1.5	3	2.7	9	5.1
Completed oil wells	-	-	-	-	1	1.0
Dry wells	1	-	-	-	-	-

Total (a)	4	1.5	3	2.7	10	6.1

(a)	Included in totals are 3 gross (0.5 net) wells in 2011, zero wells in 2010 and 5 gross (1.2 net) wells in 2009, drilled on nonoperated interests.

Estimated Proved Reserves and Future Net Cash Flows

The following are proved reserves of the underlying properties, as estimated by independent engineers, and proved reserves and future net cash flows from proved reserves of the net profits interests, based on an allocation of these reserves, at December 31, 2011:

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Underlying Properties		Net Profits Interests
	Proved Reserves (a)		Proved Reserves (a) (b)		Future Net Cash Flows
	Gas	Oil	Gas	Oil	from Proved Reserves (a) (c)
	(Mcf)	(Bbls)	(Mcf)	(Bbls)	Undiscounted	Discounted
(in thousands)

Oklahoma	191,386	2,509	90,801	1,191	$517,710	$259,728
Wyoming	76,161	83	25,282	28	90,444	47,214
Kansas	22,362	147	10,179	68	49,686	28,011

TOTAL	289,909	2,739	126,262	1,287	$657,840	$334,953

(a)

Based on 12-month average oil price of $92.92 per Bbl and $4.67 per Mcf for gas, based on the first-day-of-the-month price for each month in the period. Discounted estimated future net cash flows from proved reserves decreased 1% from year-end 2010 to 2011, primarily because of 2011 production, partially offset by a 5% increase in natural gas prices and a 22% increase in oil prices.

(b)

Since the trust has defined net profits interests, the trust does not own a specific percentage of the oil and gas reserves. Because trust reserve quantities are determined using an allocation formula, any fluctuations in actual or assumed prices or costs will result in revisions to the estimated reserve quantities allocated to the net profits interests.

(c)	Before income taxes since future net cash flows are not subject to taxation at the trust level. Future net cash flows are discounted at an annual rate of 10%.

Proved reserves consist of the following:

	0000000000	0000000000	0000000000	0000000000
	Underlying Properties		Net Profits Interests
	Proved Reserves		Proved Reserves
	Gas	Oil	Gas	Oil
	(Mcf)	(Bbls)	(Mcf)	(Bbls)
(in thousands)

Proved developed reserves	250,833	2,391	113,312	1,159
Proved undeveloped reserves	39,076	348	12,950	128

Total proved reserves	289,909	2,739	126,262	1,287

Approximately 87% of the underlying proved reserves are proved developed reserves.

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

The XTO Energy reserve engineering group reviews reserve estimates with our third-party petroleum consultants, Miller and Lents, Ltd., independent petroleum engineers. Miller and Lents, Ltd. estimated oil and gas reserves attributable to the underlying properties as of December 31, 2011, 2010, 2009 and 2008. Miller and Lents’ primary technical person responsible for calculating the trust’s reserves has more than 30 years of experience as a reserve engineer. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

Oil and Natural Gas Production

Trust production is recognized in the period net profits income is received, which is the month following receipt by XTO Energy, and generally two months after the time of production. Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for each of the three years ended December 31 were as follows:

	0000000000	0000000000	0000000000
	2011	2010	2009
Production

Underlying Properties

Gas - Sales (Mcf)	21,693,139	24,074,923	26,641,595
Average per day (Mcf)	59,433	65,959	72,991
Oil - Sales (Bbls)	248,739	266,656	260,499
Average per day (Bbls)	681	731	714

Net Profits Interests

Gas - Sales (Mcf)	10,661,323	12,455,292	8,326,148
Average per day (Mcf)	29,209	34,124	22,811
Oil - Sales (Bbls)	130,109	140,544	90,552
Average per day (Bbls)	356	385	248

Average Sales Price

Gas (per Mcf)	$ 4.73	$ 4.72	$ 3.38
Oil (per Bbl)	$ 90.07	$ 73.77	$ 54.10

Oil and gas production by conveyance attributable to the underlying properties for each of the three years ended December 31 were as follows:

	0000000000	0000000000	0000000000
	Underlying Gas Production (Mcf)
Conveyance
	2011	2010	2009
Kansas	2,007,032	2,323,436	2,130,093
Oklahoma	13,858,590	15,268,280	17,344,457
Wyoming	5,827,517	6,483,207	7,167,045

Total	21,693,139	24,074,923	26,641,595

	Underlying Oil Production (Bbls)
Conveyance
	2011	2010	2009
Kansas	20,682	34,462	12,858
Oklahoma	216,287	220,149	230,838
Wyoming	11,770	12,045	16,803

Total	248,739	266,656	260,499

Pricing and Sales Information

A subsidiary of XTO Energy purchases most of XTO Energy’s natural gas production based on a weighted average sales price, then sells the gas to third parties for the best available price. Oil production is generally marketed at the wellhead to third parties at the best available price. XTO Energy arranges for some of its natural gas to be processed by unaffiliated third parties and markets the natural gas liquids. Most of the natural gas attributable to the underlying properties is marketed under contracts existing at trust inception. Contracts covering production from the Ringwood area of the Major County area are generally for the life of the lease, and the contract for the majority of production from the Hugoton area was extended through 2012. If new contracts are entered with unaffiliated third parties, the proceeds from sales under those new contracts will be included in gross proceeds from the underlying properties. If new contracts are entered with XTO Energy’s marketing subsidiary, it may charge XTO Energy a fee that may not exceed 2% of the sales price of the oil and natural gas received from unaffiliated parties. The sales price is net of any deductions for transportation from the wellhead to the unaffiliated parties and any gravity or quality adjustments. For further information on these arrangements see Significant Properties above.

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

Because the trust is a grantor trust for federal tax purposes, each unitholder is taxed directly on his proportionate share of income, deductions and credits of the trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the trust. The income of the trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. During 2011, the trust earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the trust.

The net profits interests constitute “economic interests” in oil and gas properties for federal tax purposes. Each unitholder is entitled to amortize the cost of the units through cost depletion over the life of the net profits interests or, if greater, through percentage depletion equal to 15 percent of gross income. Unlike cost depletion, percentage depletion is not limited to a unitholder’s depletable tax basis in the units. Rather, a unitholder is entitled to a percentage depletion deduction as long as the applicable underlying properties generate gross income. Unitholders may compute both percentage depletion and cost depletion from each property, and claim the larger amount as a deduction on their income tax returns.

If a taxpayer disposes of any “Section 1254 property” (certain oil, gas, geothermal or other mineral property), and if the adjusted basis of such property includes adjustments for deductions for depletion under Section 611 of the Internal Revenue Code, the taxpayer generally must recapture the amount deducted for depletion as ordinary income (to the extent of gain realized on the disposition of the property). This depletion recapture rule applies to any disposition of property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the U.S. Treasury Regulations govern dispositions of property after March 13, 1995. The Internal Revenue Service likely will take the position that a unitholder must recapture depletion upon the disposition of a unit.

Interest and net profits income attributable to ownership of units and any gain on the sale thereof are considered portfolio income, and not income from a “passive activity,” to the extent a unitholder acquires and holds units as an investment and not in the ordinary course of a trade or business. Therefore, interest and net profits income attributable to ownership of units generally may not be offset by losses from any passive activities.

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

State Income Taxes

All revenues from the trust are from sources within either Kansas, Oklahoma or Wyoming. Because it distributes all of its net income to unitholders, the trust has not been taxed at the trust level in Kansas or Oklahoma. While the trust has not owed tax, the Trustee is required to file a return with Oklahoma and Kansas reflecting the income and deductions of the Trust attributable to properties located in each state, along with a schedule that includes information regarding distributions to unitholders. Oklahoma and Kansas tax the income of nonresidents from real property located within those states, and the trust has been advised by counsel that those states will each tax nonresidents on income from the net profits interests located in those states. Wyoming does not have a state income tax. Kansas and Oklahoma also impose a corporate income tax that may apply to unitholders organized as corporations (subject to certain exceptions for S corporations and limited liability companies, depending on their treatment for federal tax purposes).

Each unitholder should consult his or her own tax advisor regarding state income tax requirements, if any, applicable to such person’s ownership of trust units.

State Tax Withholding

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

Item 3. Legal Proceedings

An amended petition for a class action lawsuit, Beer, et al. v. XTO Energy Inc., was filed in January 2006 in the District Court of Texas County, Oklahoma by certain royalty owners of natural gas wells in Oklahoma and Kansas. The plaintiffs allege that XTO Energy has not properly accounted to the plaintiffs for the royalties to which they are entitled and seek an accounting regarding the natural gas and other products produced from their wells and the prices paid for the natural gas and other products produced, and for payment of the monies allegedly owed since June 2002, with a certain limited number of plaintiffs claiming monies owed for additional time. XTO Energy removed the case to federal district court in Oklahoma City. In April 2010, new counsel and representative parties, Fankhouser and Goddard, filed a motion to intervene and prosecute the Beer class, now styled Fankhouser v. XTO Energy Inc. This motion was granted on July 13, 2010. The new plaintiffs and counsel filed an amended complaint asserting new causes of action for breach of fiduciary duties and unjust enrichment. On December 16, 2010, the court certified the class. Cross motions for summary judgment have been filed by the parties, and the case is set for trial in April 2012. XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to this lawsuit and intends to vigorously defend its position.

In September 2008, a class action lawsuit was filed against XTO Energy styled Wallace B. Roderick Revocable Living Trust, et al. v. XTO Energy Inc. in the District Court of Kearny County, Kansas. XTO Energy removed the case to federal court in Wichita, Kansas. The plaintiffs allege that XTO Energy has improperly taken post-production costs from royalties paid to the plaintiffs from wells located in Kansas, Oklahoma and Colorado. The plaintiffs have filed a motion to certify the class, including only Kansas and Oklahoma wells not part of the Fankhouser matter. After filing the motion to certify, but prior to the class certification hearing, the plaintiff filed a motion to sever the Oklahoma portion of the case so it could be transferred and consolidated with a newly filed class action in Oklahoma styled Chieftain Royalty Company v. XTO Energy Inc. This motion was granted. The Roderick case now comprises only Kansas wells not previously included in the Fankhouser matter. XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to this lawsuit and intends to vigorously defend its position.

In December 2010, a class action lawsuit was filed against XTO Energy styled Chieftain Royalty Company v. XTO Energy Inc. in Coal County District Court, Oklahoma. XTO Energy removed the case to federal court in the Eastern District of Oklahoma. The plaintiffs allege that XTO Energy wrongfully deducted fees from royalty payments on Oklahoma wells, failed to make diligent efforts to secure the best terms available for the sale of gas and its constituents, and demand an accounting to determine whether they have been fully and fairly paid gas royalty interests. The case expressly excludes those claims and wells being prosecuted in the Fankhouser case. The severed Roderick case claims related to the Oklahoma portion of the case were consolidated into Chieftain. XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to this lawsuit and intends to vigorously defend its position.

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

Item 4.    Mine Safety Disclosures

Not Applicable.

PART II

Item 5.     Market for Units of the Trust, Related Untiholder Matters and Trust Purchases of Units

Units of Beneficial Interest

The units of beneficial interest in the trust began trading on the New York Stock Exchange on April 9, 1999 under the symbol “HGT.” The following are the high and low unit sales prices and total cash distributions per unit paid by the trust during each quarter of 2011 and 2010:

	Sales Price		Distributions
Quarter	High	Low	per Unit

2011
First	$24.67	$20.31	$0.323500
Second	24.25	21.35	0.360069
Third	23.84	19.51	0.383334
Fourth	22.53	18.71	0.327221

			$1.394124

2010
First	$18.65	$15.00	$0.414128
Second	22.13	16.58	0.468323
Third	21.39	18.01	0.363184
Fourth	21.65	19.39	0.305065

			$1.550700

At December 31, 2011, there were 40,000,000 units outstanding and approximately 934 unitholders of record; 37,917,401 of these units were held by depository institutions.

The trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

Item 6.     Selected Financial Data

	Year Ended December 31
	2011	2010	2009	2008	2007
Net Profits Income	$56,565,368	$62,883,206	$30,180,880	$117,268,069	$70,499,584
Distributable Income	55,764,960	62,028,000	29,306,240	116,494,400	69,388,520
Distributable Income per Unit	1.394124	1.550700	0.732656	2.912360	1.734713
Distributions per Unit	1.394124	1.550700	0.732656	2.912360	1.734713
Total Assets at Year-End	118,965,716	129,222,886	144,162,380	147,867,855	161,034,033

Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Calculation of Net Profits Income

The following is a summary of the calculation of net profits income received by the trust:

	Year Ended December 31 (a)			Three Months Ended December 31 (a)
	2011	2010	2009	2011	2010
Sales Volumes
Gas (Mcf) (b)
Underlying properties	21,693,139	24,074,923	26,641,595	5,240,868	5,958,663
Average per day	59,433	65,959	72,991	56,966	64,768
Net profits interests	10,661,323	12,455,292	8,326,148	2,552,362	2,712,500

Oil (Bbls) (b)
Underlying properties	248,739	266,656	260,499	58,027	63,693
Average per day	681	731	714	631	692
Net profits interests	130,109	140,544	90,552	30,775	29,949

Average Sales Prices
Gas (per Mcf)	$ 4.73	$ 4.72	$ 3.38	$ 4.70	$ 4.18
Oil (per Bbl)	$ 90.07	$ 73.77	$ 54.10	$ 83.12	$ 74.46

Revenues
Gas sales	$ 102,621,117	$ 113,571,616	$ 90,049,682	$ 24,654,439	$ 24,878,394
Oil sales	22,405,023	19,670,776	14,092,634	4,823,102	4,742,506

Total Revenues	125,026,140	133,242,392	104,142,316	29,477,541	29,620,900

Costs
Taxes, transportation and other	13,613,297	15,224,494	13,849,086	3,333,833	3,333,703
Production expense	21,103,426	21,086,979	21,038,815	5,447,418	5,580,756
Development costs (c)	8,800,000	7,250,000	21,000,000	1,500,000	2,550,000
Overhead	10,802,707	10,974,111	10,628,875	2,688,757	2,763,317
Excess costs (d)	-	102,800	(100,560)	-	-

Total Costs	54,319,430	54,638,384	66,416,216	12,970,008	14,227,776

Net Proceeds	70,706,710	78,604,008	37,726,100	16,507,533	15,393,124

Net Profits Percentage	80%	80%	80%	80%	80%

Net Profits Income	$ 56,565,368	$ 62,883,206	$ 30,180,880	$ 13,206,026	$ 12,314,499

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

Results of Operations

Years Ended December 31, 2011, 2010 and 2009

Net profits income for 2011 was $56,565,368, as compared with $62,883,206 for 2010 and $30,180,880 for 2009. The 10% decrease in net profits income from 2010 to 2011 is primarily the result of decreased oil and gas production ($10.3 million), partially offset by higher oil prices ($3.5 million). The 108% increase in net profits income from 2009 to 2010 is primarily the result of higher oil and gas prices ($32.6 million) and decreased development costs ($11.0 million), partially offset by decreased gas production ($9.7 million). Approximately 81% in 2011, 85% in 2010 and 84% in 2009 of net profits income was derived from natural gas sales.

Trust administration expense was $801,563 in 2011 as compared to $856,314 in 2010 and $875,105 in 2009. Interest income was $1,155 in 2011, $1,108 in 2010 and $465 in 2009. Changes in interest income are attributable to fluctuations in net profits income and interest rates. Distributable income was $55,764,960 or $1.394124 per unit in 2011, $62,028,000 or $1.550700 per unit in 2010 and $29,306,240 or $0.732656 per unit in 2009.

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

•	oil and gas sales volumes,
•	oil and gas sales prices, and
•	costs deducted in the calculation of net profits income.

Volumes

From 2010 to 2011, underlying gas sales volumes decreased 10% primarily due to natural production decline. Underlying oil sales volumes decreased 7% primarily because of natural production decline and the timing of cash receipts. From 2009 to 2010, underlying gas sales volumes decreased 10% primarily due to natural production decline and the timing of cash receipts, partially offset by increased production from new wells and workovers. Underlying oil sales volumes increased 2% from 2009 to 2010 primarily because of increased production from new wells and workovers, partially offset by natural production decline and the timing of cash receipts.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Prices

Gas. The 2011 average gas price was $4.73 per Mcf, relatively flat from the 2010 average gas price of $4.72 per Mcf, which was 40% higher than the 2009 average gas price of $3.38 per Mcf. Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The average NYMEX price for November 2011 through January 2012 was $3.20 per MMBtu. At February 10, 2012, the average NYMEX gas price for the following 12 months was $3.08 per MMBtu.

Oil. The average oil price for 2011 was $90.07 per Bbl, 22% higher than the average oil price for 2010 of $73.77 per Bbl, which was 36% higher than the average oil price for 2009 of $54.10 per Bbl. Oil prices are expected to remain volatile. The average NYMEX price for November 2011 through January 2012 was $98.53 per Bbl. At February 10, 2012, the average NYMEX oil price for the following 12 months was $100.99 per Bbl.

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

Taxes, transportation and other. Taxes, transportation and other generally fluctuates with changes in total revenues. Taxes, transportation and other decreased 11% from 2010 to 2011 primarily because of decreased property taxes related to the timing of expenditures and decreased gas production taxes and other deductions related to lower gas revenues, partially offset by increased oil production taxes related to higher oil revenues. Taxes, transportation and other increased 10% from 2009 to 2010 primarily because of increased production taxes related to higher revenues, partially offset by decreased property taxes.

Production. Production expense remained relatively flat from 2010 to 2011 primarily because increased labor, field, fuel and compressor rental costs were offset by mechanical and marketing rebates received in 2011, decreased insurance, plugging and abandonment and repairs and maintenance costs. Production expense remained relatively flat from 2009 to 2010 as increased repairs and maintenance and fuel costs were offset by decreased compressor rentals and outside operated costs.

Development. Development costs deducted were $8.8 million in 2011, $7.3 million in 2010 and $21.0 million in 2009. In 2011, actual development costs were $5.6 million. At December 31, 2011, cumulative budgeted costs exceeded cumulative actual costs by approximately $2.4 million. The monthly development cost deduction was $4.0 million from the January 2009 distribution through the March 2009 distribution. As a result of decreased development activity and revisions to the 2009 development budget, the development cost deduction was decreased to $2.0 million beginning with the April 2009 distribution, to $1.0 million beginning with the June 2009 distribution and to $500,000 beginning with the September 2009 distribution and was maintained at that level through the July 2010 distribution. As a result of increased development activity, the development cost deduction was increased to $600,000 beginning with the August 2010 distribution and to $850,000 beginning with the October 2010 distribution and was maintained at that level through the August 2011 distribution. Due to lower than anticipated actual costs as a result of reduced activity, the development cost deduction was decreased to $500,000 beginning with the September 2011 distribution and was maintained at that level for the remainder of 2011. For further information on 2012 budgeted development costs, see Properties, under Item 2. The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. XTO Energy has advised the trustee that this monthly deduction will continue to be evaluated and revised as necessary.

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

There were no excess costs as of December 31, 2011.

Fourth Quarter 2011 and 2010

During fourth quarter 2011 the trust received net profits income totaling $13,206,026 compared with fourth quarter 2010 net profits income of $12,314,499. This 7% increase in net profits income was primarily due to higher oil and gas prices ($3.0 million) and decreased development costs ($0.8 million), partially offset by decreased oil and gas production ($3.1 million).

Administration expense was $117,530 and interest income was $344, resulting in fourth quarter 2011 distributable income of $13,088,840 or $0.327221 per unit. Distributable income for fourth quarter 2010 was $12,202,600 or $0.305065 per unit.

Distributions to unitholders for the quarter ended December 31, 2011 were:

Record Date	Payment Date	Per Unit
October 31, 2011	November 15, 2011	$0.126934
November 30, 2011	December 14, 2011	0.110344
December 30, 2011	January 17, 2012	0.089943

		$0.327221

Volumes

Fourth quarter underlying gas sales volumes decreased 12% and underlying oil sales volumes decreased 9% from 2010 to 2011. Gas sales volumes decreased primarily because of natural production decline and scheduled maintenance on a gathering and processing system in the Hugoton area in October 2011. Oil sales volumes decreased primarily because of natural production decline.

Prices

The average fourth quarter 2011 gas price was $4.70 per Mcf, or 12% higher than the fourth quarter 2010 average price of $4.18 per Mcf. The average fourth quarter 2011 oil price was $83.12 per Bbl, or 12% higher than the fourth quarter 2010 average price of $74.46 per Bbl. For further information about product prices, see “Years Ended December 31, 2011, 2010 and 2009 – Prices” above.

Costs

Production. Fourth quarter production expense decreased 2% from 2010 to 2011 primarily because of decreased insurance, location, repairs and maintenance and water disposal costs, partially offset by increased labor and fuel costs.

Development. Development costs, which were deducted based on budgeted development costs, decreased 41% from fourth quarter 2010 to 2011 primarily because of lower than anticipated actual costs as a result of reduced activity.

Overhead. Overhead decreased 3% from fourth quarter 2010 to 2011 primarily because of a lower active well count.

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

Contractual Obligations

As shown below, the trust had no obligations and commitments to make future contractual payments as of December 31, 2011, other than the December distribution payable to unitholders in January 2012, as reflected in the statement of assets, liabilities and trust corpus.

	Payments due by Period
		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

Distribution payable to unitholders	$3,597,720	$3,597,720	$-	$-	$-

Related Party Transactions

The underlying properties from which the net profits interests were carved are currently owned by XTO Energy, which operates approximately 95% of the underlying properties. In computing net proceeds, XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses on the underlying properties it operates. As of December 31, 2011, the monthly overhead charge, based on the number of operated wells, was approximately $907,000 ($725,600 net to the trust) and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy sells a significant portion of natural gas production from the underlying properties to certain of XTO Energy’s wholly owned subsidiaries under contracts in existence when the trust was created, generally at amounts approximating monthly published market prices. For further information regarding natural gas sales from the underlying properties to affiliates of XTO Energy, see Significant Properties, under Item 2, Properties and Note 8 to Financial Statements under Item 8, Financial Statements and Supplementary Data. Total gas sales from the underlying properties to XTO Energy’s wholly owned subsidiaries were $35.6 million for 2011, or 35% of total gas sales, $48.5 million for 2010, or 43% of total gas sales and $42.2 million for 2009, or 47% of total gas sales.

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

The standardized measure of discounted future net cash flows and changes in such cash flows, as reported in Note 10 to Financial Statements under Item 8, Financial Statements and Supplementary Data, is prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission. Such assumptions include using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period for 2011, 2010 and 2009, and year end costs for estimated future development and production expenditures. Prior to 2009, standardized measure was calculated using year end oil and gas prices and costs. Discounted future net cash flows are calculated using a 10% rate. Changes in any of these assumptions, including consideration of other factors, could have a significant impact on the standardized measure. Accordingly, the standardized measure does not represent XTO Energy’s or the trustee’s estimated current market value of proved reserves.

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

HUGOTON ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31
	2011	2010
Assets

Cash and short-term investments	$3,597,720	$4,229,120

Net profits interests in oil and gas properties - net (Notes 1 and 2)	115,367,996	124,993,766

	$118,965,716	$129,222,886

Liabilities and Trust Corpus

Distribution payable to unitholders	$3,597,720	$4,229,120

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	115,367,996	124,993,766

	$118,965,716	$129,222,886

See accompanying notes to financial statements.

HUGOTON ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

	Year Ended December 31
	2011	2010	2009

Net profits income	$56,565,368	$62,883,206	$30,180,880

Interest income	1,155	1,108	465

Total income	56,566,523	62,884,314	30,181,345

Administration expense	801,563	856,314	875,105

Distributable income	$55,764,960	$62,028,000	$29,306,240

Distributable income per unit (40,000,000 units)	$1.394124	$1.550700	$0.732656

See accompanying notes to financial statements.

HUGOTON ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year Ended December 31
	2011	2010	2009

Trust corpus, beginning of year	$124,993,766	$139,877,580	$146,722,015

Amortization of net profits interests	(9,625,770)	(14,883,814)	(6,844,435)

Distributable income	55,764,960	62,028,000	29,306,240

Distributions declared	(55,764,960)	(62,028,000)	(29,306,240)

Trust corpus, end of year	$115,367,996	$124,993,766	$139,877,580

See accompanying notes to financial statements.

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS

1.  Trust Organization and Provisions

Hugoton Royalty Trust was created on December 1, 1998 by XTO Energy Inc. (formerly known as “Cross Timbers Oil Company”). Effective on that date, XTO Energy conveyed 80% net profits interests in certain predominantly gas-producing working interest properties in Kansas, Oklahoma and Wyoming to the trust under separate conveyances for each of the three states. In exchange for the conveyances of the net profits interests to the trust, XTO Energy received 40 million units of beneficial interest in the trust. The trust’s initial public offering was in April 1999. The majority of the underlying working interest properties are currently owned and operated by XTO Energy (Note 8).

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

The initial carrying value of the net profits interests of $247,066,951 was XTO Energy’s historical net book value of the interests on December 1, 1998, the date of the transfer to the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $131,698,955 as of December 31, 2011 and $122,073,185 as of December 31, 2010.

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

Net profits income received by the trustee consists of net proceeds received in the prior month by XTO Energy from the underlying properties, multiplied by 80%. Net proceeds are the gross proceeds received from the sale of production, less costs. Costs generally include applicable taxes, transportation, legal and marketing charges, production expense, development and drilling costs, and overhead (Note 8).

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

There were no excess costs as of December 31, 2011.

5. Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Year Ended December 31
	2011	2010	2009
Cumulative actual costs (over) under the amount deducted - beginning of period	$(809,696)	$909,477	$(7,314,084)
Actual costs	(5,593,384)	(8,969,173)	(12,776,439)
Budgeted costs deducted	8,800,000	7,250,000	21,000,000

Cumulative actual costs under (over) the amount deducted - end of period	$2,396,920	$(809,696)	$909,477

The monthly development cost deduction was $4.0 million from the January 2009 distribution through the March 2009 distribution. As a result of decreased development activity and revisions to the 2009 development budget, the development cost deduction was decreased to $2.0 million beginning with the April 2009 distribution, to $1.0 million beginning with the June 2009 distribution and to $500,000 beginning with the September 2009 distribution and was maintained at that level through the July 2010 distribution. As a result of increased development activity, the development cost deduction was increased to $600,000 beginning with the August 2010 distribution and to $850,000 beginning with the October 2010 distribution and was maintained at that level through the August 2011 distribution. Due to lower than anticipated actual costs as a result of reduced activity, the development cost deduction was decreased to $500,000 beginning with the September 2011 distribution and was maintained at that level for the remainder of 2011. For further information on 2012 budgeted development costs, see Properties, under Item 2. The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. XTO Energy has advised the trustee that this monthly deduction will continue to be evaluated and revised as necessary.

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

Because the trust is a grantor trust for federal tax purposes, each unitholder is taxed directly on his proportionate share of income, deductions and credits of the trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the trust. The income of the trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. During 2011, the trust earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the trust.

The net profits interests constitute “economic interests” in oil and gas properties for federal tax purposes. Each unitholder is entitled to amortize the cost of the units through cost depletion over the life of the net profits interests or, if greater, through percentage depletion equal to 15 percent of gross income. Unlike cost depletion, percentage depletion is not limited to a unitholder’s depletable tax basis in the units. Rather, a unitholder is entitled to a percentage depletion deduction as long as the applicable underlying properties generate gross income. Unitholders may compute both percentage depletion and cost depletion from each property, and claim the larger amount as a deduction on their income tax returns.

If a taxpayer disposes of any “Section 1254 property” (certain oil, gas, geothermal or other mineral property), and if the adjusted basis of such property includes adjustments for deductions for depletion under Section 611 of the Internal Revenue Code, the taxpayer generally must recapture the amount deducted for depletion as ordinary income (to the extent of gain realized on the disposition of the property). This depletion recapture rule applies to any disposition of property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the U.S. Treasury Regulations govern dispositions of property after March 13, 1995. The Internal Revenue Service likely will take the position that a unitholder must recapture depletion upon the disposition of a unit.

Interest and net profits income attributable to ownership of units and any gain on the sale thereof are considered portfolio income, and not income from a “passive activity,” to the extent a unitholder acquires and holds units as an investment and not in the ordinary course of a trade or business. Therefore, interest and net profits income attributable to ownership of units generally may not be offset by losses from any passive activities.

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

7.  State Income Taxes

All revenues from the trust are from sources within either Kansas, Oklahoma or Wyoming. Because it distributes all of its net income to unitholders, the trust has not been taxed at the trust level in Kansas or Oklahoma. While the trust has not owed tax, the Trustee is required to file a return with Oklahoma and Kansas reflecting the income and deductions of the Trust attributable to properties located in each state, along with a schedule that includes information regarding distributions to unitholders. Oklahoma and Kansas tax the income of nonresidents from real property located within those states, and the trust has been advised by counsel that those states will each tax nonresidents on income from the net profits interests located in those states. Wyoming does not have a state income tax. Kansas and Oklahoma also impose a corporate income tax that may apply to unitholders organized as corporations (subject to certain exceptions for S corporations and limited liability companies, depending on their treatment for federal tax purposes).

Each unitholder should consult his or her own tax advisor regarding state income tax requirements, if any, applicable to such person’s ownership of trust units.

8.  XTO Energy Inc.

XTO Energy operates approximately 95% of the underlying properties. In computing net proceeds, XTO Energy deducts an overhead charge for reimbursement of administrative expenses on the underlying properties it operates. As of December 31, 2011, the overhead charge was approximately $907,000 ($725,600 net to the trust) per month and is subject to annual adjustment based on an oil and gas industry index as defined in the trust agreement.

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

Total gas sales from the underlying properties to XTO Energy’s wholly owned subsidiaries were $35.6 million for 2011, or 35% of total gas sales, $48.5 million for 2010, or 43% of total gas sales and, $42.2 million for 2009, or 47% of total gas sales.

On June 25, 2010, XTO Energy became a wholly owned subsidiary of Exxon Mobil Corporation.

9.  Contingencies

Litigation

An amended petition for a class action lawsuit, Beer, et al. v. XTO Energy Inc., was filed in January 2006 in the District Court of Texas County, Oklahoma by certain royalty owners of natural gas wells in Oklahoma and Kansas. The plaintiffs allege that XTO Energy has not properly accounted to the plaintiffs for the royalties to which they are entitled and seek an accounting regarding the natural gas and other products produced from their wells and the prices paid for the natural gas and other products produced, and for payment of the monies allegedly owed since June 2002, with a certain limited number of plaintiffs claiming monies owed for additional time. XTO Energy removed the case to federal district court in Oklahoma City. In April 2010, new counsel and representative parties, Fankhouser and Goddard, filed a motion to intervene and prosecute the Beer class, now styled Fankhouser v. XTO Energy Inc. This motion was granted on July 13, 2010. The new plaintiffs and counsel filed an amended complaint asserting new causes of action for breach of fiduciary duties and unjust enrichment. On December 16, 2010, the court certified the class. Cross motions for summary judgment have been filed by the parties, and the case is set for trial in April 2012. XTO Energy has informed the trustee that XTO Energy believes that it has strong defenses to this lawsuit and intends to vigorously defend its position.

In September 2008, a class action lawsuit was filed against XTO Energy styled Wallace B. Roderick Revocable Living Trust, et al. v. XTO Energy Inc. in the District Court of Kearny County, Kansas. XTO Energy removed the case to federal court in Wichita, Kansas. The plaintiffs allege that XTO Energy has improperly taken post-production costs from royalties paid to the plaintiffs from wells located in Kansas, Oklahoma and Colorado. The plaintiffs have filed a motion to certify the class, including only Kansas and Oklahoma wells not part of the Fankhouser matter. After filing the motion to certify, but prior to the class certification hearing, the plaintiff filed a motion to sever the Oklahoma portion of the case so it could be transferred and consolidated with a newly filed class action in Oklahoma styled Chieftain Royalty Company v. XTO Energy Inc. This motion was granted. The Roderick case now comprises only Kansas wells not previously included in the Fankhouser matter. XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to this lawsuit and intends to vigorously defend its position.

In December 2010, a class action lawsuit was filed against XTO Energy styled Chieftain Royalty Company v. XTO Energy Inc. in Coal County District Court, Oklahoma. XTO Energy removed the case to federal court in the Eastern District of Oklahoma. The plaintiffs allege that XTO Energy wrongfully deducted fees from royalty payments on Oklahoma wells, failed to make diligent efforts to secure the best terms available for the sale of gas and its constituents, and demand an accounting to determine whether they have been fully and fairly paid gas royalty interests. The case expressly excludes those claims and wells being prosecuted in the Fankhouser case. The severed Roderick case claims related to the Oklahoma portion of the case were consolidated into Chieftain. XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to this lawsuit and intends to vigorously defend its position.

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

10.  Supplemental Oil and Gas Reserve Information (Unaudited)

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

Standardized Measure

The standardized measure of discounted future net cash flows and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board. Such assumptions include the use of 12-month average prices for oil and gas, based on the first-day-of-the-month price for each month in the period for 2011, 2010 and 2009, and year end costs for estimated future development and production expenditures to produce the proved reserves. Prior to 2009, standardized measure was calculated using year end oil and gas prices and costs. Future net cash flows are discounted at an annual rate of 10%. No provision is included for federal income taxes since future net cash flows are not subject to taxation at the trust level.

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

The average realized gas prices used to determine the standardized measure were $4.67 per Mcf in 2011, $4.45 per Mcf in 2010, and $3.28 per Mcf in 2009 and a year end realized gas price of $4.47 per Mcf in 2008. Oil prices used to determine the standardized measure were based on average realized oil prices of $92.92 per Bbl in 2011, $75.91 per Bbl in 2010, and $57.17 per Bbl in 2009 and a year end realized oil price of $42.13 per Bbl in 2008. In 2011, 2010 and 2009, we used average oil and gas prices, based on the first-day-of-the-month price for each month in the period. For periods prior to 2009, we used year end oil and gas prices.

Proved Reserves

	Underlying Properties		Net Profits Interests
	Gas	Oil	Gas	Oil
(in thousands)	(Mcf)	(Bbls)	(Mcf)	(Bbls)

Balance, December 31, 2008	366,305	3,309	178,483	1,682
Extensions, additions and discoveries	5,447	354	2,369	154
Revisions of prior estimates	(21,865)	(398)	(55,473)	(621)
Production - sales volumes	(26,642)	(260)	(8,326)	(91)

Balance, December 31, 2009	323,245	3,005	117,053	1,124
Extensions, additions and discoveries	11	—	5	—
Revisions of prior estimates	15,813	123	33,833	353
Production - sales volumes	(24,075)	(267)	(12,455)	(141)

Balance, December 31, 2010	314,994	2,861	138,436	1,336
Extensions, additions and discoveries	175	12	70	5
Revisions of prior estimates	(3,567)	115	(1,583)	76
Production - sales volumes	(21,693)	(249)	(10,661)	(130)

Balance, December 31, 2011	289,909	2,739	126,262	1,287

Extensions, additions and discoveries in 2009, 2010 and 2011 are primarily related to delineation of additional proved undeveloped reserves in the Anadarko Basin. Revisions of prior estimates of the proved gas reserves for the underlying properties in each year are primarily because of changes in the gas and oil prices. Negative revisions of 2011 gas reserves related primarily to increased future costs. Higher upward and downward revisions for the net profits interests as compared with the underlying properties in each year were caused by changes in oil and gas prices and estimated future production and development costs which resulted in an increase or decrease in gas reserves allocated to the trust.

Proved Developed Reserves

	Underlying Properties		Net Profits Interests
	Gas	Oil	Gas	Oil
(in thousands)	(Mcf)	(Bbls)	(Mcf)	(Bbls)

December 31, 2008	325,891	2,960	164,080	1,554

December 31, 2009	283,864	2,560	110,050	1,056

December 31, 2010	276,089	2,513	126,349	1,218

December 31, 2011	250,833	2,391	113,312	1,159

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)	December 31
	2011	2010	2009
Underlying Properties

Future cash inflows	$1,607,753	$1,619,640	$1,231,607
Future costs:
Production	717,786	721,736	640,707
Development	67,668	68,201	70,479

Future net cash flows	822,299	829,703	520,421
10% discount factor	403,608	405,114	245,392

Standardized measure	$418,691	$424,589	$275,029

Net Profits Interests

Future cash inflows	$716,607	$722,885	$453,108
Future production taxes	58,767	59,122	36,771

Future net cash flows	657,840	663,763	416,337
10% discount factor	322,887	324,092	196,314

Standardized measure	$334,953	$339,671	$220,023

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)
	2011	2010	2009
Underlying Properties

Standardized measure, January 1	$424,589	$275,029	$514,750

Revisions:
Prices and costs	40,475	207,026	(215,257)
Quantity estimates	(9,059)	(1,121)	(24,458)
Accretion of discount	37,013	23,818	44,852
Future development costs	(3,504)	(796)	(16,352)
Production rates and other	(723)	(781)	(1,090)

Net revisions	64,202	228,146	(212,305)
Extensions, additions and discoveries	606	18	10,310
Production	(79,506)	(85,854)	(58,726)
Development costs	8,800	7,250	21,000

Net change	(5,898)	149,560	(239,721)

Standardized measure, December 31	$418,691	$424,589	$275,029

Net Profits Interests

Standardized measure, January 1	$339,671	$220,023	$411,800
Extensions, additions and discoveries	485	14	8,248
Accretion of discount	29,611	19,054	35,882
Revisions of prior estimates, changes in price and other	21,751	163,463	(205,726)
Net profits income	(56,565)	(62,883)	(30,181)

Standardized measure, December 31	$334,953	$339,671	$220,023

10. Quarterly Financial Data (Unaudited)

The following is a summary of net profits income, distributable income and distributable income per unit by quarter for 2011 and 2010:

	Net Profits Income	Distributable Income	Distributable Income per Unit
2011
First Quarter	$13,214,098	$12,940,000	$0.323500
Second Quarter	14,667,930	14,402,760	0.360069
Third Quarter	15,477,314	15,333,360	0.383334
Fourth Quarter	13,206,026	13,088,840	0.327221

	$56,565,368	$55,764,960	$1.394124

2010
First Quarter	$16,899,222	$16,565,120	$0.414128
Second Quarter	18,974,132	18,732,920	0.468323
Third Quarter	14,695,353	14,527,360	0.363184
Fourth Quarter	12,314,499	12,202,600	0.305065

	$62,883,206	$62,028,000	$1.550700

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust and

Bank of America, N.A., Trustee

We have audited the accompanying statement of assets, liabilities and trust corpus of Hugoton Royalty Trust (the “Trust”) as of December 31, 2011, and the related statements of distributable income and changes in trust corpus for the year then ended. We also have audited the Trust’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Trustee’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the trustee, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

As described in Note 2, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A trust’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the trust are being made only in accordance with authorizations of the trustee; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust at December 31, 2011, and the distributable income and changes in trust corpus for the year then ended, on the basis of accounting described in Note 2. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 29, 2012

Report of Independent Registered Public Accounting Firm

Bank of America, N.A., as Trustee for the Hugoton Royalty Trust:

We have audited the accompanying statement of assets, liabilities, and trust corpus of the Hugoton Royalty Trust as of December 31, 2010 and related statements of distributable income and changes in trust corpus for each of the years in the two-year period ended December 31, 2010. The trustee of Hugoton Royalty Trust is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of Hugoton Royalty Trust as of December 31, 2010, and its distributable income and changes in trust corpus for each of the years in the two-year period ended December 31, 2010, in conformity with the modified cash basis of accounting described in note 2.

KPMG LLP

Fort Worth, Texas

February 24, 2011

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Trustee’s Report on Internal Control Over Financial Reporting

The trustee, Bank of America, N.A., also known as U.S. Trust, Bank of America Private Wealth Management, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The trustee conducted an evaluation of the effectiveness of the trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the trustee’s evaluation under the framework in Internal Control— Integrated Framework, the trustee concluded that the trust’s internal control over financial reporting was effective as of December 31, 2011. The effectiveness of the trust’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report under Item 8, Financial Statements and Supplementary Data.

Changes in Internal Control Over Financial Reporting

There were no changes in the trust’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the trust’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Section 16(a) of the Securities Exchange Act of 1934 requires that directors, officers, and beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. To the trustee’s knowledge, based solely on the information furnished to the trustee, the trustee is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the trust units of beneficial interest during and for the year ended December 31, 2011.

Because the trust has no employees, it does not have a code of ethics. Employees of the trustee, U.S. Trust, Bank of America Private Wealth Management, must comply with the bank’s code of ethics, a copy of which will be provided to unitholders, without charge, upon request by appointment at Bank of America Plaza, 17th Floor, 901 Main Street, Dallas, Texas 75202.

Item 11. Executive Compensation

The trustee received the following annual compensation from 2009 through 2011 as specified in the trust indenture:

Name and Principal Position	Year	Other Annual Compensation (1)
U.S. Trust, Bank of America	2011	$51,936
Private Wealth Management, Trustee	2010	52,563
	2009	48,126

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

(a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of February 14, 2012, information with respect to each person known to the trustee to beneficially own more than 5% of the outstanding units:

Name and Address	Amount and Nature of Beneficial		Percent of
	Ownership		Class
Bank of America Corporation	2,914,411	(1)	7.29%
100 North Tryon Street Floor 25
Bank of America Corporate Center
Charlotte, NC 28255

(1)

Bank of America Corporation reports as of December 31, 2011, it directly and on behalf of certain subsidiaries owned 2,914,411 units, of which it had shared voting power with respect to 1,651,766 units and shared dispositive power with respect to 2,914,411 units.

(b) Security Ownership of Management. The trust has no directors or executive officers. As of December 31, 2011, Bank of America Corporation and its subsidiaries owned, in various fiduciary capacities, 2,914,411 units, with a shared right to vote 1,651,766 of these units and shared dispositive power with respect to 2,914,411 of these units. Bank of America, N.A. disclaims any beneficial interests in these units.

(c) Changes in Control. The trustee knows of no arrangements which may subsequently result in a change in control of the trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In computing net profits income paid to the trust for the net profits interests, XTO Energy deducts an overhead charge for reimbursement of administrative expenses of operating the underlying properties. This charge at December 31, 2011 was approximately $907,000 per month, or $10,884,000 annually (net to the trust of $725,600 per month or $8,707,200 annually), and is subject to annual adjustment based on an oil and gas industry index as defined in the trust agreement.

XTO Energy sells a significant portion of natural gas production from the underlying properties to certain of its wholly owned subsidiaries under contracts in existence when the trust was created, generally at amounts approximating monthly published prices. For further information, see Item 2, Properties.

See Item 11, Executive Compensation, for the remuneration received by the trustee from 2009 through 2011 and Item 12(b), Security Ownership of Management, for information concerning units owned by the trustee in various fiduciary capacities.

As noted in Item 10, Directors, Executive Officers and Corporate Governance, the trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Item 14. Principal Accountant Fees and Services

Fees for services performed by PricewaterhouseCoopers LLP and KPMG LLP for the years ended December 31, 2011 and 2010 are:

	2011	2010
Audit fees-KPMG (a)	$59,350	$79,900
Audit fees-PwC	$50,000	-
Audit-related fees	-	-
Tax fees	-	-
All other fees	-

	$109,350	$79,900

(a)	KPMG LLP served as the trust’s independent registered public accounting firm through July 7, 2011, and was replaced by PricewaterhouseCoopers LLP effective on that date.

As referenced in Item 10, Directors, Executive Officers and Corporate Governance, above, the trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to PricewaterhouseCoopers LLP or KPMG LLP.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1. Financial Statements (included in Item 8 of this report)

     Report of Independent Registered Public Accounting Firm

     Statements of Assets, Liabilities and Trust Corpus at December 31, 2011 and 2010

     Statements of Distributable Income for the years ended December 31, 2011, 2010 and 2009

     Statements of Changes in Trust Corpus for the years ended December 31, 2011, 2010 and 2009

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

HUGOTON ROYALTY TRUST By BANK OF AMERICA, N.A., TRUSTEE

	By	/s/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: February 29, 2012	By	/s/ PATRICK T. MULVA
Patrick T. Mulva
Vice President and Controller

(The trust has no directors or executive officers.)