Form 10-Q
period 2012-06-30
HUGOTON ROYALTY TRUST
filed 2012-08-08
CIK 862022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Outstanding as of July 1, 2012

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at June 30, 2012 and the distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2012 and 2011 have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. The condensed financial statements as of June 30, 2012, and for the three-month and six-month periods ended June 30, 2012 and 2011 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust and

Bank of America, N.A., Trustee:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Hugoton Royalty Trust (the “Trust”) as of June 30, 2012, and the related condensed statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the Trustee.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

As described in Note 1, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the basis of accounting described in Note 1.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus as of December 31, 2011, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein), and in our report dated February 29, 2012, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2011 is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

PricewaterhouseCoopers LLP

Dallas, TX

August 8, 2012

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Cash and short-term investments	$2,007,400	$3,597,720

Net profits interests in oil and gas properties—net (Note 1)	111,889,420	115,367,996

	$113,896,820	$118,965,716

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$2,007,400	$3,597,720

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	111,889,420	115,367,996

	$113,896,820	$118,965,716

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net profits income	$6,956,529	$14,667,930	$17,029,848	$27,882,028
Interest income	149	171	369	456

Total income	6,956,678	14,668,101	17,030,217	27,882,484
Administration expense	394,838	265,341	642,937	539,724

Distributable income	$6,561,840	$14,402,760	$16,387,280	$27,342,760

Distributable income per unit (40,000,000 units)	$0.164046	$0.360069	$0.409682	$0.683569

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Trust corpus, beginning of period	$113,370,976	$122,620,884	$115,367,996	$124,993,766
Amortization of net profits interests	(1,481,556)	(2,384,756)	(3,478,576)	(4,757,638)
Distributable income	6,561,840	14,402,760	16,387,280	27,342,760
Distributions declared	(6,561,840)	(14,402,760)	(16,387,280)	(27,342,760)

Trust corpus, end of period	$111,889,420	$120,236,128	$111,889,420	$120,236,128

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

•	Interest income and distribution payable to unitholders include interest earned on the previous month’s investment.

•	Trust expenses are recorded based on liabilities paid and cash reserves established by the trustee for liabilities and contingencies.

•	Distributions to unitholders are recorded when declared by the trustee.

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

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $135,177,531 as of June 30, 2012 and $131,698,955 as of December 31, 2011.

2. Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Cumulative actual costs (over) under the amount deducted—beginning of period	$2,082,683	$(56,755)	$2,396,920	$(809,696)
Actual costs	(4,038,336)	(992,898)	(5,852,573)	(2,789,957)
Budgeted costs deducted	1,500,000	2,550,000	3,000,000	5,100,000

Cumulative actual costs (over) under the amount deducted—end of period	$(455,653)	$1,500,347	$(455,653)	$1,500,347

The monthly development cost deduction was $850,000 from the January 2011 distribution through the August 2011 distribution. Due to lower than anticipated actual costs as a result of reduced activity, the development cost deduction was decreased to $500,000 beginning with the September 2011 distribution and was maintained at that level through the June 2012 distribution. XTO Energy has advised the trustee that revised total 2012 budgeted development costs for the underlying properties are between $6 million and $8 million. The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs (over) under previous deductions. XTO Energy has advised the trustee that this monthly deduction will continue to be evaluated and revised as necessary.

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

Because the trust is a grantor trust for federal tax purposes, each unitholder is taxed directly on his proportionate share of income, deductions and credits of the trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the trust. The income of the trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. During the first six months of 2012, the trust incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the trust.

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

If a taxpayer disposes of any “Section 1254 property” (certain oil, gas, geothermal or other mineral property), and the adjusted basis of such property includes adjustments for depletion deductions under Section 611 of the Internal Revenue Code, the taxpayer generally must recapture the amount deducted for depletion as ordinary income (to the extent of gain realized on the disposition of the property). This depletion recapture rule applies to any disposition of property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the U.S. Treasury Regulations govern dispositions of property after March 13, 1995. The Internal Revenue Service likely will take the position that a unitholder must recapture depletion upon the disposition of a unit.

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

4. State Income Taxes

All revenues from the trust are from sources within Kansas, Oklahoma or Wyoming. Because it distributes all of its net income to unitholders, the trust has not been taxed at the trust level in Kansas or Oklahoma. While the trust has not owed tax, the trustee is required to file a return with Oklahoma and Kansas reflecting the income and deductions of the trust attributable to properties located in each state, along with a schedule that includes information regarding distributions to unitholders. Oklahoma and Kansas tax the income of nonresidents from real property located within those states, and the trust has been advised by counsel that those states will each tax nonresidents on income from the net profits interests located in those states. Wyoming does not have a state income tax. Kansas and Oklahoma also impose a corporate income tax that may apply to unitholders organized as corporations (subject to certain exceptions for S corporations and limited liability companies, depending on their treatment for federal tax purposes).

Each unitholder should consult his or her own tax advisor regarding state income tax requirements, if any, applicable to such person’s ownership of trust units.

5. Contingencies

An amended petition for a class action lawsuit, Beer, et al. v. XTO Energy Inc., was filed in January 2006 in the District Court of Texas County, Oklahoma by certain royalty owners of natural gas wells in Oklahoma and Kansas. The plaintiffs allege that XTO Energy has not properly accounted to the plaintiffs for the royalties to which they are entitled and seek an accounting regarding the natural gas and other products produced from their wells and the prices paid for the natural gas and other products produced, and for payment of the monies allegedly owed since June 2002, with a certain limited number of plaintiffs claiming monies owed for additional time. XTO Energy removed the case to federal district court in Oklahoma City. In April 2010, new counsel and representative parties, Fankhouser and Goddard, filed a motion to intervene and prosecute the Beer class, now styled Fankhouser v. XTO Energy Inc. This motion was granted on July 13, 2010. The new plaintiffs and counsel filed an amended complaint asserting new causes of action for breach of fiduciary duties and unjust enrichment. On December 16, 2010, the court certified the class. Cross motions for summary judgment were filed by the parties and ruled on by the court. After consideration of the rulings by the court in March and April of 2012, some benefiting XTO Energy and some benefiting the plaintiffs, and with due regard to the vagaries of litigation and their uncertain outcomes, XTO Energy and the plaintiffs entered into settlement negotiations prior to trial and reached a tentative settlement of $37 million on April 23, 2012. The hearing for formal court approval was conducted on June 21, 2012 and preliminarily approved by the court on June 29, 2012. A fairness hearing has been scheduled for October 10, 2012. XTO Energy has advised the trustee it believes that the terms of the conveyances covering the trust’s net profits interests require the trust to bear its 80% interest in the settlement, or approximately $29.6 million. If so, this will adversely affect the net proceeds of the trust from Oklahoma and Kansas and will result in costs exceeding revenues on these properties. XTO Energy has stated that it will begin deducting the settlement amount in the third quarter. Based on recent revenue and expense levels, it is expected that the deductions XTO Energy has stated it will make will cause costs to exceed revenues for approximately 18 months; however, changes in oil or natural gas prices or expenses could cause the time period to increase or decrease correspondingly. The net profits interest from Wyoming is unaffected and payments will continue to be made from those properties to the extent revenues exceed costs on such properties. XTO Energy has advised the trustee that the settlement is expected to decrease the amount of net profits going forward for the Oklahoma and Kansas properties due to changes in the way costs (such as gathering, compression and fuel) associated with operating the properties will be allocated, resulting in a net gain to the royalty interest owners. XTO Energy has advised the trustee that this expected net upward revision for the royalty interest owners will reduce applicable net profits to XTO Energy and, correspondingly, to the trust. The trustee has advised XTO Energy that all or a portion of the settlement amount should not be deducted from trust revenues. XTO Energy does not agree with the trustee’s position and to resolve this disagreement XTO Energy initiated arbitration on August 1, 2012 in accordance with the terms of the dispute resolution provisions of the Trust Indenture. The trustee intends to prepare a response to XTO Energy’s arbitration claim within the required time frame. The binding arbitration will be heard by a panel of three arbitrators in Fort Worth, Texas, with each side selecting one arbitrator and the third arbitrator selected by the two appointed arbitrators. The arbitration will be administered by the American Arbitration Association under its commercial rules.

In September 2008, a class action lawsuit was filed against XTO Energy styled Wallace B. Roderick Revocable Living Trust, et al. v. XTO Energy Inc. in the District Court of Kearny County, Kansas. XTO Energy removed the case to federal court in Wichita, Kansas. The plaintiffs allege that XTO Energy has improperly taken post-production costs from royalties paid to the plaintiffs from wells located in Kansas, Oklahoma and Colorado. The plaintiffs have filed a motion to certify the class, including only Kansas and Oklahoma wells not part of the Fankhouser matter. After filing the motion to certify, but prior to the class certification hearing, the plaintiff filed a motion to sever the Oklahoma portion of the case so it could be transferred and consolidated with a newly filed class action in Oklahoma styled Chieftain Royalty Company v. XTO Energy Inc. This motion was granted. The Roderick case now comprises only Kansas wells not previously included in the Fankhouser matter. The case was certified as a class action in March 2012. XTO Energy has filed an appeal of the class certification to the 10th Circuit Court of Appeals on April 11, 2012. The appeal was granted on June 26, 2012.

In December 2010, a class action lawsuit was filed against XTO Energy styled Chieftain Royalty Company v. XTO Energy Inc. in Coal County District Court, Oklahoma. XTO Energy removed the case to federal court in the Eastern District of Oklahoma. The plaintiffs allege that XTO Energy wrongfully deducted fees from royalty payments on Oklahoma wells, failed to make diligent efforts to secure the best terms available for the sale of gas and its constituents, and demand an accounting to determine whether they have been fully and fairly paid gas royalty interests. The case expressly excludes those claims and wells being prosecuted in the Fankhouser case. The severed Roderick case claims related to the Oklahoma portion of the case were consolidated into Chieftain. The case was certified as a class action in April 2012. XTO Energy has filed an appeal of the class certification to the 10th Circuit Court of Appeals on April 26, 2012. The appeal was granted on June 26, 2012.

XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to these lawsuits and intends to vigorously defend its position. However, XTO Energy is cognizant of other, similar litigation involving it, such as Fankhouser, and other, unrelated entities. As these cases develop XTO Energy will assess its legal position accordingly. If XTO Energy ultimately makes any settlement payments or receives a judgment against it in Chieftain or Roderick, XTO Energy has advised the trustee that it believes that the terms of the conveyances covering the trust’s net profits interests require the trust to bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if the judgment or settlement increases the amount of future payments to royalty owners, XTO Energy has informed the trustee that the trust would bear its proportionate share of the increased payments through reduced net proceeds. In the event of any such settlement or judgment, the trustee intends to review any claimed reductions in payment to the trust based on the facts and circumstances of such settlement or judgment. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s financial position or liquidity though it could be material to the trust’s annual distributable income. Additionally, XTO Energy has advised the trustee that any reductions would result in costs exceeding revenues on the properties underlying the net profit interests of the cases named above, as applicable, for several monthly distributions, depending on the size of the judgment or settlement, if any, and the net proceeds being paid at that time, which would result in the net profits interest being limited until such time that the revenues exceed the costs for those net profit interests. If there is a settlement or judgment and should XTO Energy and the trustee disagree concerning the amount of the settlement or judgment to be charged against the trust’s net profits interests, the matter will be resolved by binding arbitration under the terms of the Indenture creating the trust through the American Arbitration Association.

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

6. Subsequent Events

XTO Energy advised the trustee that lower gas prices and increased production expenses related to the timing of cash expenditures caused costs to exceed revenues by $114,245 ($91,396 net to the trust) on properties underlying the Wyoming net profits interests in July 2012.

The trustee has advised XTO Energy it withheld $100,000 in July 2012, bringing the total reserved to $200,000, for potential legal expenses regarding investigating the Fankhouser class action settlement. The trustee may withhold additional amounts from future distributions, which amounts may exceed the amounts withheld to date.

See Note 5 for a discussion of arbitration initiated on August 1, 2012 between XTO Energy and the trustee.

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

Distributable Income

Quarter

For the quarter ended June 30, 2012, net profits income was $6,956,529, as compared to $14,667,930 for second quarter 2011. This 53% decrease in net profits income is primarily the result of lower gas prices ($7.7 million). See “Net Profits Income” on the following page.

After adding interest income of $149 and deducting administration expense of $394,838, distributable income for the quarter ended June 30, 2012 was $6,561,840, or $0.164046 per unit of beneficial interest. Administration expense for the quarter increased $129,497 as compared to the prior year quarter, $100,000 of which the trustee has reserved for legal expenses regarding investigating the Fankhouser class action settlement. For second quarter 2011, distributable income was $14,402,760, or $0.360069 per unit.

Distributions to unitholders for the quarter ended June 30, 2012 were:

Record Date	Payment Date	Distribution per Unit
April 30, 2012	May 14, 2012	$0.061322
May 31, 2012	June 14, 2012	0.052539
June 29, 2012	July 16, 2012	0.050185

		$0.164046

Six Months

For the six months ended June 30, 2012, net profits income was $17,029,848 compared with $27,882,028 for the same 2011 period. This 39% decrease in net profits income is primarily the result of lower gas prices ($9.5 million) and decreased oil and gas production ($3.8 million), partially offset by decreased development costs ($1.7 million). See “Net Profits Income” below.

After adding interest income of $369 and deducting administration expense of $642,937, distributable income for the six months ended June 30, 2012 was $16,387,280, or $0.409682 per unit of beneficial interest. Administration expense for the six months ended June 30, 2012 increased $103,213 as compared with the same 2011 period, $100,000 of which the trustee has reserved for legal expenses regarding investigating the Fankhouser class action settlement. For the six months ended June 30, 2011, distributable income was $27,342,760, or $0.683569 per unit.

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

•	oil and gas sales volumes,

•	oil and gas sales prices, and

•	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended June 30 (a)		Increase	Six Months Ended June 30 (a)		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	4,913,513	5,299,946	(7%)	10,107,444	10,935,280	(8%)
Average per day	54,595	59,550	(8%)	55,535	60,416	(8%)
Net profits interests	1,621,395	2,641,356	(39%)	3,807,006	5,269,357	(28%)

Oil (Bbls) (b)
Underlying properties	62,354	64,010	(3%)	113,981	132,185	(14%)
Average per day	693	719	(4%)	626	730	(14%)
Net profits interests	24,784	33,993	(27%)	48,549	67,760	(28%)

Average Sales Prices
Gas (per Mcf)	$3.05	$4.86	(37%)	$3.54	$4.63	(24%)
Oil (per Bbl)	$100.63	$96.92	4%	$98.24	$90.95	8%

Revenues
Gas sales	$14,977,782	$25,740,672	(42%)	$35,764,905	$50,591,936	(29%)
Oil sales	6,274,340	6,203,994	1%	11,197,518	12,022,070	(7%)

Total Revenues	21,252,122	31,944,666	(33%)	46,962,423	62,614,006	(25%)

Costs
Taxes, transportation and other	2,649,939	3,443,176	(23%)	5,620,990	6,764,671	(17%)
Production expense	5,650,714	4,911,651	15%	11,606,609	10,482,090	11%
Development costs (c)	1,500,000	2,550,000	(41%)	3,000,000	5,100,000	(41%)
Overhead	2,755,808	2,704,927	2%	5,447,514	5,414,710	1%

Total Costs	12,556,461	13,609,754	(8%)	25,675,113	27,761,471	(8%)

Net Proceeds	8,695,661	18,334,912	(53%)	21,287,310	34,852,535	(39%)

Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$6,956,529	$14,667,930	(53%)	$17,029,848	$27,882,028	(39%)

(a)	Because of the two-month interval between time of production and receipt of net profits income by the trust, (1) oil and gas sales for the quarter ended June 30 generally represent production for the period February through April and (2) oil and gas sales for the six months ended June 30 generally represent production for the period November through April.
(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. As product prices change, the trust’s share of the production volumes is impacted as the quantity of production to cover expenses in reaching the net profits break-even level changes inversely with price. As such, the underlying property production volume changes may not correlate with the trust’s net profit share of those volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.
(c)	See Note 2 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from second quarter 2011 to second quarter 2012 and from the first six months of 2011 to the comparable period in 2012:

Sales Volumes

Gas

Gas sales volumes decreased 7% for second quarter and 8% for the six-month period as compared with the same 2011 periods primarily because of natural production decline.

Oil

Oil sales volumes decreased 3% for second quarter 2012 as compared with the same 2011 period primarily because of natural production decline. Oil sales volumes decreased 14% for the first six months of 2012 as compared with the same 2011 period primarily because of natural production decline and the timing of cash receipts.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Gas

The second quarter 2012 average gas price was $3.05 per Mcf, a 37% decrease from the second quarter 2011 average gas price of $4.86 per Mcf. For the six-month period, the average gas price decreased 24% to $3.54 per Mcf in 2012 from $4.63 per Mcf in 2011. Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The second quarter 2012 gas price is primarily related to production from February through April 2012, when the average NYMEX price was $2.44 per MMBtu. The average NYMEX price for May and June 2012 was $2.23 per MMBtu. At July 16, 2012, the average NYMEX futures price for the following twelve months was $3.26 per MMBtu.

Oil

The second quarter 2012 average oil price was $100.63 per Bbl, a 4% increase from the second quarter 2011 average oil price of $96.92 per Bbl. The year-to-date average oil price increased 8% to $98.24 per Bbl in 2012 from $90.95 per Bbl in 2011. Oil prices are expected to remain volatile. The second quarter 2012 oil price is primarily related to production from February through April 2012, when the average NYMEX price was $104.01 per Bbl. The average NYMEX price for May and June 2012 was $88.53 per Bbl. At July 16, 2012, the average NYMEX futures price for the following twelve months was $90.41 per Bbl.

Costs

Taxes, Transportation and Other

Taxes, transportation and other decreased 23% for the quarter and 17% for the six-month period primarily because of decreased gas production taxes and other deductions related to lower gas revenues, partially offset by increased property tax valuations.

Production

Production expense increased 15% for the quarter primarily because of increased maintenance, water disposal and other operating costs, partially offset by decreased compressor rental costs. Production expense increased 11% for the six-month period primarily because of increased maintenance, chemical and treating, water disposal and other operating costs, partially offset by decreased insurance costs.

Development

Development costs deducted in the calculation of net profits income are based on the development budget. These development costs decreased 41% for the second quarter and for the six-month period primarily because of decreased development activity.

As of December 31, 2011, cumulative budgeted costs exceeded cumulative actual costs by approximately $2.4 million. In calculating net profits income for the quarter ended June 30, 2012, XTO Energy deducted budgeted development costs of $1.5 million for the quarter and $3.0 million for the six-month period. After considering actual development costs of $4.0 million for the quarter and $5.9 million for the six-month period, cumulative actual costs exceeded budgeted costs deducted by approximately $0.5 million at June 30, 2012.

XTO Energy has advised the trustee that revised total 2012 budgeted development costs for the underlying properties are between $6 million and $8 million. The 2012 budget year generally coincides with the trust distribution months from April 2012 through March 2013. The monthly development cost deduction will be reevaluated by XTO Energy and revised as necessary, based on the 2012 budget and the timing and amount of actual expenditures. See Note 2 to Condensed Financial Statements.

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

HUGOTON ROYALTY TRUST By BANK OF AMERICA, N.A., TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: August 8, 2012	By	/S/ PATRICK T. MULVA
Patrick T. Mulva
Vice President and Controller