Form 10-Q
period 2012-09-30
HUGOTON ROYALTY TRUST
filed 2012-11-05
CIK 862022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Outstanding as of October 1, 2012

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED September 30, 2012

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at September 30, 2012 and the distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2012 and 2011 have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. The condensed financial statements as of September 30, 2012, and for the three-month and nine-month periods ended September 30, 2012 and 2011 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust and

Bank of America, N.A., Trustee:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Hugoton Royalty Trust (the “Trust”) as of September 30, 2012, and the related condensed statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Trustee.

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

PricewaterhouseCoopers LLP

Dallas, TX

November 5, 2012

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Cash and short-term investments	$1,119,960	$3,597,720

Net profits interests in oil and gas properties—net (Note 1)	111,104,341	115,367,996

	$112,224,301	$118,965,716

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$219,960	$3,597,720

Legal Reserve	900,000	-

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	111,104,341	115,367,996

	$112,224,301	$118,965,716

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net profits income	$3,131,255	$15,477,314	$20,161,103	$43,359,342
Interest income	87	355	456	811

Total income	3,131,342	15,477,669	20,161,559	43,360,153
Administration expense	982,022	144,309	1,624,959	684,033

Distributable income	$2,149,320	$15,333,360	$18,536,600	$42,676,120

Distributable income per unit (40,000,000 units)	$0.053733	$0.383334	$0.463415	$1.066903

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Trust corpus, beginning of period	$111,889,420	$120,236,128	$115,367,996	$124,993,766
Amortization of net profits interests	(785,079)	(2,563,747)	(4,263,655)	(7,321,385)
Distributable income	2,149,320	15,333,360	18,536,600	42,676,120
Distributions declared	(2,149,320)	(15,333,360)	(18,536,600)	(42,676,120)

Trust corpus, end of period	$111,104,341	$117,672,381	$111,104,341	$117,672,381

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

•

The trustee routinely reviews the Trust’s net profits interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s net profits interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the net profits interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of September 30, 2012.

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

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $135,962,610 as of September 30, 2012 and $131,698,955 as of December 31, 2011.

2. Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Cumulative actual costs (over) under the amount deducted—beginning of period	$(455,653)	$1,500,347	$2,396,920	$(809,696)
Actual costs	(2,030,514)	(1,287,129)	(7,883,087)	(4,077,086)
Budgeted costs deducted	1,500,000	2,200,000	4,500,000	7,300,000

Cumulative actual costs (over) under the amount deducted—end of period	$(986,167)	$2,413,218	$(986,167)	$2,413,218

The monthly development cost deduction was $850,000 from the January 2011 distribution through the August 2011 distribution. Due to lower than anticipated actual costs as a result of reduced activity, the development cost deduction was decreased to $500,000 beginning with the September 2011 distribution and was maintained at that level through the September 2012 distribution. XTO Energy has advised the trustee that revised total 2012 budgeted development costs for the underlying properties are between $6 million and $8 million. The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs (over) under previous deductions. XTO Energy has advised the trustee that this monthly deduction will continue to be evaluated and revised as necessary.

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

Because the trust is a grantor trust for federal tax purposes, each unitholder is taxed directly on his proportionate share of income, deductions and credits of the trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the trust. The income of the trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. During the first nine months of 2012, the trust incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the trust.

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

5. Contingencies

An amended petition for a class action lawsuit, Beer, et al. v. XTO Energy Inc., was filed in January 2006 in the District Court of Texas County, Oklahoma by certain royalty owners of natural gas wells in Oklahoma and Kansas. The plaintiffs allege that XTO Energy has not properly accounted to the plaintiffs for the royalties to which they are entitled and seek an accounting regarding the natural gas and other products produced from their wells and the prices paid for the natural gas and other products produced, and for payment of the monies allegedly owed since June 2002, with a certain limited number of plaintiffs claiming monies owed for additional time. XTO Energy removed the case to federal district court in Oklahoma City. In April 2010, new counsel and representative parties, Fankhouser and Goddard, filed a motion to intervene and prosecute the Beer class, now styled Fankhouser v. XTO Energy Inc. This motion was granted on July 13, 2010. The new plaintiffs and counsel filed an amended complaint asserting new causes of action for breach of fiduciary duties and unjust enrichment. On December 16, 2010, the court certified the class. Cross motions for summary judgment were filed by the parties and ruled on by the court. After consideration of the rulings by the court in March and April of 2012, some benefiting XTO Energy and some benefiting the plaintiffs, and with due regard to the vagaries of litigation and their uncertain outcomes, XTO Energy and the plaintiffs entered into settlement negotiations prior to trial and reached a tentative settlement of $37 million on April 23, 2012. This includes $1.4 million of a Kansas portion which predates the Trust and therefore has been excluded from Kansas net profits interest. The hearing for formal court approval was conducted on June 21, 2012 and preliminarily approved by the court on June 29, 2012. A fairness hearing was conducted on October 10, 2012 and the settlement was given final approval by the court. The court’s order sets out the amount of attorneys’ fees and costs awarded to the plaintiffs’ counsel from the $37 million settlement. XTO Energy has advised the trustee it believes that the terms of the conveyances covering the trust’s net profits interests require the trust to bear its 80% interest in the settlement, or approximately $28.5 million, of which $23.4 million will affect the net proceeds from Oklahoma and $5.1 million will affect the net proceeds from Kansas. If so, this will adversely affect the net proceeds of the trust from Oklahoma and Kansas and will result in costs exceeding revenues on these properties. XTO Energy began deducting the settlement amount with the September 2012 distribution. Based on the revised settlement allocation between Oklahoma and Kansas and recent revenue and expense levels, it is expected that the deductions XTO Energy has stated it has made, and will continue to make, will cause costs to exceed revenues for approximately 12 months on properties underlying the Oklahoma net profits interests and by approximately 7 years on properties underlying the Kansas net profits interests; however, changes in oil or natural gas prices or expenses could cause the time period to increase or decrease correspondingly. The net profits interest from Wyoming is unaffected and payments will continue to be made from those properties to the extent revenues exceed costs on such properties. XTO Energy has advised the trustee that the settlement is expected to decrease the amount of net profits going forward for the Oklahoma and Kansas properties due to changes in the way costs (such as gathering, compression and fuel) associated with operating the properties will be allocated, resulting in a net gain to the royalty interest owners. XTO Energy has advised the trustee that this expected net upward revision for the royalty interest owners will reduce applicable net profits to XTO Energy and, correspondingly, to the trust. The revision is expected to be calculated in early 2013 and at this time the impact is not fully determinable. The trustee has advised XTO Energy that all or a portion of the settlement amount should not be deducted from trust revenues. XTO Energy does not agree with the trustee’s position and to resolve this disagreement XTO Energy initiated binding arbitration on August 1, 2012 in accordance with the terms of the dispute resolution provisions of the Trust Indenture. On August 17, 2012 the trustee filed its response to XTO’s arbitration claim. All issues in the arbitration will be decided by a panel of three arbitrators (the “Tribunal”). Each side selected one arbitrator and the third arbitrator was selected by the other two appointed arbitrators. The arbitration will be administered by the American Arbitration Association under its commercial rules. The arbitration hearing is tentatively scheduled for May 13, 2013 in Fort Worth, Texas if not sooner disposed of by the parties by agreement or by the Tribunal on motion. Because XTO Energy has advised the trustee that it began deducting the settlement in September, the trustee has reserved a total of $900,000 from trust distributions to help fund potential legal and other expenses relating to the arbitration. The trustee believes that without such a reserve, the trust is likely to be left without adequate resources to fund the costs of the arbitration out of monthly trust revenues. Because the potential expenses of arbitration are uncertain, especially at this early stage of the arbitration, it is possible that the reserve may not be sufficient to cover all of such expenses. The trustee requested that the Tribunal enjoin XTO Energy from continuing to deduct the Fankhouser settlement amount while the arbitration is pending. A hearing on the injunction was held on October 27, 2012. The Tribunal ordered that pending the issuance of a final award or further order of the Tribunal, XTO Energy should not treat any costs or expenses associated with the Fankhouser settlement as chargeable against the trust’s net profit interest under the conveyances. The Tribunal denied the trust’s request for an interim order directing XTO Energy to pay the trust the amounts offset against the trust’s September and October 2012 distributions on the basis of the Fankhouser litigation. Based on this decision, deductions associated with the Fankhouser settlement will be suspended starting in November 2012.

In September 2008, a class action lawsuit was filed against XTO Energy styled Wallace B. Roderick Revocable Living Trust, et al. v. XTO Energy Inc. in the District Court of Kearny County, Kansas. XTO Energy removed the case to federal court in Wichita, Kansas. The plaintiffs allege that XTO Energy has improperly taken post-production costs from royalties paid to the plaintiffs from wells located in Kansas, Oklahoma and Colorado. The plaintiffs have filed a motion to certify the class, including only Kansas and Oklahoma wells not part of the Fankhouser matter. After filing the motion to certify, but prior to the class certification hearing, the plaintiff filed a motion to sever the Oklahoma portion of the case so it could be transferred and consolidated with a newly filed class action in Oklahoma styled Chieftain Royalty Company v. XTO Energy Inc. This motion was granted. The Roderick case now comprises only Kansas wells not previously included in the Fankhouser matter. The case was certified as a class action in March 2012. XTO Energy has filed an appeal of the class certification to the 10th Circuit Court of Appeals on April 11, 2012, believing the class certification was not proper. The appeal was granted on June 26, 2012. It is expected that the matter will be fully briefed in early 2013 and the Court will rule at a time of its discretion.

In December 2010, a class action lawsuit was filed against XTO Energy styled Chieftain Royalty Company v. XTO Energy Inc. in Coal County District Court, Oklahoma. XTO Energy removed the case to federal court in the Eastern District of Oklahoma. The plaintiffs allege that XTO Energy wrongfully deducted fees from royalty payments on Oklahoma wells, failed to make diligent efforts to secure the best terms available for the sale of gas and its constituents, and demand an accounting to determine whether they have been fully and fairly paid gas royalty interests. The case expressly excludes those claims and wells being prosecuted in the Fankhouser case. The severed Roderick case claims related to the Oklahoma portion of the case were consolidated into Chieftain. The case was certified as a class action in April 2012. XTO Energy has filed an appeal of the class certification to the 10th Circuit Court of Appeals on April 26, 2012, believing the class certification was not proper. The appeal was granted on June 26, 2012. It is expected that the matter will be fully briefed in early 2013 and the Court will rule at a time of its discretion.

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

On September 12, 2012, a lawsuit was filed against Bank of America as trustee and XTO Energy styled Harold Lamb v. Bank of America and XTO Energy Inc., in the U.S. District Court - Western District of Oklahoma. The plaintiff, Harold Lamb, is a unitholder in the trust and alleges that XTO Energy failed to properly pay and account to the trust under the terms of the net overriding royalty conveyance on certain Kansas and Oklahoma properties and that Bank of America, as trustee, failed to properly oversee such payment and accounting by XTO Energy. Additionally, the plaintiff alleges that Bank of America and XTO Energy have breached a fiduciary duty to the trust based on the allegations found in the Fankhouser class action discussed above. The plaintiffs are seeking unspecified amounts for actual/compensatory damages, punitive damages, disgorgement and injunctive relief. Subsequently, the plaintiff dismissed Bank of America from the lawsuit. XTO Energy has filed a motion to transfer venue in an effort to move the case from Oklahoma to the U.S. District Court for the Northern District of Texas. XTO has also filed two motions to dismiss.

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

6. Excess Costs

XTO advised the trustee that lower gas prices and increased production expenses related to the timing of cash disbursements caused costs to exceed revenues by $114,245 ($91,396 net to the trust) on properties underlying the Wyoming net profits interests in July 2012. However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO advised the trustee that increased gas prices and decreased production expenses led to the full recovery of excess costs, plus accrued interest of $314 ($251 net to the trust) in August 2012.

XTO advised the trustee in September 2012 that it deducted $35,601,400 ($28,481,120 net to the trust) related to the Fankhouser settlement. The settlement deduction caused costs to exceed revenues by $27,235,464 ($21,788,371 net to the trust) on properties underlying the Oklahoma net profits interests and by $6,225,126 ($4,980,101 net to the trust) on properties underlying the Kansas net profits interests. However, these excess costs did not reduce net proceeds from the remaining conveyance. See Note  5.

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

Distributable Income

Quarter

For the quarter ended September 30, 2012, net profits income was $3,131,255, as compared to $15,477,314 for third quarter 2011. This 80% decrease in net profits income is primarily the result of lower gas and oil prices ($10.4 million) and the Fankhouser settlement deduction in September 2012 ($1.7 million). See “Net Profits Income” on following page.

After adding interest income of $87 and deducting administration expense of $982,022, distributable income for the quarter ended September 30, 2012 was $2,149,320, or $0.053733 per unit of beneficial interest. Administration expense for the quarter increased $837,713 as compared to the prior year quarter, $800,000 of which the trustee has reserved for legal expenses regarding the Fankhouser class action settlement. For third quarter 2011, distributable income was $15,333,360, or $0.383334 per unit. Distributions to unitholders for the quarter ended September 30, 2012 were:

Record Date	Payment Date	Distribution per Unit
July 31, 2012	August 14, 2012	$0.034537
August 31, 2012	September 17, 2012	0.013697
September 28, 2012	October 15, 2012	0.005499

		$0.053733

Nine Months

For the nine months ended September 30, 2012, net profits income was $20,161,103 compared with $43,359,342 for the same 2011 period. This 54% decrease in net profits income is primarily the result of lower gas prices ($19.3 million), decreased oil and gas production ($4.8 million) and the Fankhouser settlement deduction in September 2012 ($1.7 million), partially offset by lower development costs ($2.2 million). See “Net Profits Income” below.

After adding interest income of $456 and deducting administration expense of $1,624,959, distributable income for the nine months ended September 30, 2012 was $18,536,600, or $0.463415 per unit of beneficial interest. Administration expense for the nine months ended September 30, 2012 increased $940,926 as compared with the same 2011 period, $900,000 of which the trustee has reserved for legal expenses regarding the Fankhouser class action settlement. For the nine months ended September 30, 2011, distributable income was $42,676,120, or $1.066903 per unit.

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

•	oil and gas sales volumes,

•	oil and gas sales prices, and

•	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended September 30 (a)		Increase	Nine Months Ended September 30 (a)		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	5,019,155	5,516,991	(9%)	15,126,599	16,452,271	(8%)
Average per day	54,556	59,967	(9%)	55,207	60,265	(8%)
Net profits interests	859,181	2,839,604	(70%)	4,666,187	8,108,961	(42%)

Oil (Bbls) (b)
Underlying properties	58,903	58,527	1%	172,884	190,712	(9%)
Average per day	640	636	1%	631	699	(10%)
Net profits interests	12,380	31,574	(61%)	60,929	99,334	(39%)

Average Sales Prices
Gas (per Mcf)	$2.74	$4.96	(45%)	$3.27	$4.74	(31%)
Oil (per Bbl)	$82.01	$95.00	(14%)	$92.71	$92.19	1%

Revenues
Gas sales	$13,766,357	$27,374,742	(50%)	$49,531,262	$77,966,678	(36%)
Oil sales	4,830,830	5,559,851	(13%)	16,028,348	17,581,921	(9%)

Total Revenues	18,597,187	32,934,593	(44%)	65,559,610	95,548,599	(31%)

Costs
Taxes, transportation and other	2,476,472	3,514,793	(30%)	8,097,462	10,279,464	(21%)
Production expense	5,736,542	5,173,918	11%	17,343,151	15,656,008	11%
Development costs (c)	1,500,000	2,200,000	(32%)	4,500,000	7,300,000	(38%)
Overhead	2,828,980	2,699,240	5%	8,276,494	8,113,950	2%
Legal Expense (d)	35,601,400	-	-	35,601,400	-	-
Excess Costs (e)	(33,460,276)	-	-	(33,460,276)	-	-

Total Costs	14,683,118	13,587,951	8%	40,358,231	41,349,422	(2%)

Net Proceeds	3,914,069	19,346,642	(80%)	25,201,379	54,199,177	(54%)

Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$3,131,255	$15,477,314	(80%)	$20,161,103	$43,359,342	(54%)

(a)	Because of the two-month interval between time of production and receipt of net profits income by the trust, (1) oil and gas sales for the quarter ended September 30 generally represent production for the period May through July and (2) oil and gas sales for the nine months ended September 30 generally represent production for the period November through July.
(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. As product prices change, the trust’s share of the production volumes is impacted as the quantity of production to cover expenses in reaching the net profits break-even level changes inversely with price. As such, the underlying property production volume changes may not correlate with the trust’s net profit share of those volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.
(c)	See Note 2 to Condensed Financial Statements.
(d)	See Note 5 to Condensed Financial Statements.
(e)	See Note 6 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from third quarter 2011 to third quarter 2012 and from the first nine months of 2011 to the comparable period in 2012:

Sales Volumes

Gas

Gas sales volumes decreased 9% for third quarter and 8% for the nine-month period as compared with the same 2011 periods primarily because of natural production decline.

Oil

Oil sales volumes increased 1% for third quarter 2012 as compared with the same 2011 period primarily because of the timing of cash receipts, partially offset by natural production decline. Oil sales volumes decreased 9% for the first nine months of 2012 as compared with the same 2011 period primarily because of natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Gas

The third quarter 2012 average gas price was $2.74 per Mcf, a 45% decrease from the third quarter 2011 average gas price of $4.96 per Mcf. For the nine-month period, the average gas price decreased 31% to $3.27 per Mcf in 2012 from $4.74 per Mcf in 2011. Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The third quarter 2012 gas price is primarily related to production from May through July 2012, when the average NYMEX price was $2.41 per MMBtu. The average NYMEX price for August and September 2012 was $2.82 per MMBtu. At October 12, 2012, the average NYMEX futures price for the following twelve months was $3.94 per MMBtu.

Oil

The third quarter 2012 average oil price was $82.01 per Bbl, a 14% decrease from the third quarter 2011 average oil price of $95.00 per Bbl. The year-to-date average oil price increased 1% to $92.71 per Bbl in 2012 from $92.19 per Bbl in 2011. Oil prices are expected to remain volatile. The third quarter 2012 oil price is primarily related to production from May through July 2012, when the average NYMEX price was $88.33 per Bbl. The average NYMEX price for August and September 2012 was $94.52 per Bbl. At October 12, 2012, the average NYMEX futures price for the following twelve months was $93.64 per Bbl.

Costs

Taxes, Transportation and Other

Taxes, transportation and other decreased 30% for the quarter and 21% for the nine-month period primarily because of decreased gas production taxes and other deductions related to lower gas revenues, partially offset by increased property tax valuations.

Production Expense

Production expense increased 11% for the quarter primarily because of increased labor costs and marketing and economic rebates included in 2011, partially offset by decreased fuel costs. Production expense increased 11% for the nine-month period primarily because of increased labor and maintenance costs and marketing and economic rebates included in 2011, partially offset by decreased insurance costs.

Development Costs

Development costs deducted in the calculation of net profits income are based on the development budget. These development costs decreased 32% for the third quarter and 38% for the nine-month period primarily because of decreased development activity.

As of December 31, 2011, cumulative budgeted costs exceeded cumulative actual costs by approximately $2.4 million. In calculating net profits income for the quarter ended September 30, 2012, XTO Energy deducted budgeted development costs of $1.5 million for the quarter and $4.5 million for the nine-month period. After considering actual development costs of $2.0 million for the quarter and $7.9 million for the nine-month period, cumulative actual costs exceeded budgeted costs deducted by approximately $1.0 million at September 30, 2012.

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

Excess Costs

XTO advised the trustee that lower gas prices and increased production expenses related to the timing of cash disbursements caused costs to exceed revenues by $114,245 ($91,396 net to the trust) on properties underlying the Wyoming net profits interests in July 2012. However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO advised the trustee that increased gas prices and decreased production expenses led to the full recovery of excess costs, plus accrued interest of $314 ($251 net to the trust) in August 2012.

XTO advised the trustee in September 2012 that it deducted $35,601,400 ($28,481,120 net to the trust) related to the Fankhouser settlement. The settlement deduction caused costs to exceed revenues by $27,235,464 ($21,788,371 net to the trust) on properties underlying the Oklahoma net profits interests and by $6,225,126 ($4,980,101 net to the trust) on properties underlying the Kansas net profits interests. However, these excess costs did not reduce net proceeds from the remaining conveyance. See Note 5 to Condensed Financial Statements.

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

Items 2 through 4.

Not applicable.

Item 5. Other Information.

(a)	See discussion of Fankhouser v. XTO Energy Inc. on pages 12-13 of this report.

Item 6. Exhibits.

(a)	Exhibits.

Exhibit Number
and Description

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Hugoton Royalty Trust filed with the Securities and Exchange Commission on February 29, 2012 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST By BANK OF AMERICA, N.A., TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: November 5, 2012	By	/S/ JAMES A. HALL
James A. Hall
Vice President—Upstream Business Services