Form 10-K
period 2012-12-31
HUGOTON ROYALTY TRUST
filed 2013-03-08
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012	Commission file number 1-10476

Hugoton Royalty Trust

(Exact name of registrant as specified in the Hugoton Royalty Trust Indenture)

Texas	58-6379215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

The aggregate market value of the units of beneficial interest of the trust, based on the closing price on the New York Stock Exchange as of June 29, 2012 (the last business day of its most recently completed second fiscal quarter), held by non-affiliates of the registrant on that date was approximately $312 million.

At February 15, 2013, there were 40,000,000 units of beneficial interest of the trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below is the only document parts of which are incorporated herein by reference and the parts of this report into which the document is incorporated:

None

HUGOTON ROYALTY TRUST

2012 ANNUAL REPORT ON FORM 10-K

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

Costs exceeded revenues on properties underlying the Wyoming net profits interests in July 2012, on properties underlying the Kansas net profits interests in September 2012 and on properties underlying the Oklahoma net profits interests in September 2012. The excess costs claimed underlying the Kansas and Oklahoma net profits interests in September 2012 are the subject of pending arbitration described more fully under “Item 3 — Legal Proceedings.” For further information on excess costs, see Trustee’s Discussion and Analysis of Financial Condition and Results of Operations, under Item 7.

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

Approximately 74% of the net profits income received by the trust during 2012, as well as 76% of the estimated proved reserves of the net profits interests at December 31, 2012 (based on estimated future net cash flows using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period), is attributable to natural gas. There has historically been a greater demand for gas during the winter months than the rest of the year. Otherwise, trust income generally is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The trust conducts no research activities.

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

Higher production expense and/or development costs, without concurrent increases in revenue, will directly decrease the net proceeds payable to the trust. Certain claimed production expenses by XTO Energy may reduce or eliminate distributions to unitholders for extended periods of time.

Production expense and development costs are deducted in the calculation of the trust’s share of net proceeds. Accordingly, higher or lower production expense and development costs, without concurrent changes in revenue, will directly decrease or increase the amount received by the trust. If development costs and production expense for underlying properties in a particular state exceed the production proceeds from the properties (as was the case with respect to the properties underlying the Wyoming net profits interests in July 2012, the Kansas net profits interests in September 2012 and the Oklahoma net profits interests in September 2012), the trust will not receive net proceeds for those properties until future proceeds from production in that state exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs. The excess costs claimed by XTO Energy in September 2012 underlying the Kansas and Oklahoma net profits interests relate to settlement payments made by XTO Energy in the Fankhouser v. XTO Energy, Inc. case. Although the issue of whether XTO Energy may deduct all or a portion of the settlement payments from trust proceeds is the subject of a pending arbitration, if XTO Energy is ultimately successful in such arbitration, the deduction of the settlement payments would cause costs to exceed revenues for approximately 12 months on properties underlying the Oklahoma net profits interests and by approximately 7 years on properties underlying the Kansas net profits interests; however, changes in oil or natural gas prices or expenses could cause the time period to increase or decrease correspondingly. See “Item 3 — Legal Proceedings” for additional information.

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

Item 1B. Unresolved Staff Comments

As of December 31, 2012, the trust did not have any unresolved Securities and Exchange Commission staff comments.

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

The underlying properties are predominantly gas-producing properties with established production histories in the Hugoton area of Oklahoma and Kansas, the Anadarko Basin of Oklahoma and the Green River Basin of Wyoming. The average reserve-to-production index for the underlying properties as of December 31, 2012 is approximately 13 years. This index is calculated using total proved reserves and estimated 2013 production for the underlying properties. The projected 2013 production is from proved developed producing reserves as of December 31, 2012. Based on estimated future net cash flows at 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, the proved reserves of the underlying properties are approximately 78% natural gas and 22% oil. XTO Energy operates approximately 95% of the underlying properties.

Because the underlying properties are working interests, production expense, development costs and overhead are deducted in calculating net profits income. As a result, net profits income is affected by the level of maintenance and development activity on the underlying properties. See Trustee’s Discussion and Analysis of Financial Condition and Results of Operations, under Item 7. Total 2012 development costs deducted for the underlying properties were $6 million, a decrease of 32% from the prior year. XTO Energy has informed the trustee that total 2013 budgeted development costs for the underlying properties are between $6 million and $8 million.

Significant Properties

Hugoton Area

Natural gas was discovered in the Hugoton area in 1922. With an estimated five million productive acres covering parts of Texas, Oklahoma and Kansas, the Hugoton area is one of the largest domestic natural gas producing areas. During 2012, daily sales volumes from the underlying properties in the Hugoton area averaged approximately 15,000 Mcf of gas and 58 Bbls of oil.

Most of the production from the underlying properties in the Hugoton area is from the Chase formation. XTO Energy has informed the trustee that it has begun to develop other formations that underlie the 79,500 net acres held by production by the Chase formation wells, which include the Council Grove, Morrow, Chester and St. Louis formations. These formations are characterized by both oil and gas production from a variety of structural and stratigraphic traps. Since 2003, XTO Energy has drilled wells to these formations and plans to continue this development program in 2013.

Within this area, XTO Energy did not drill any wells or perform any workovers in 2012. XTO Energy has informed the trustee that it does not plan to drill any new wells but may perform up to 20 workovers during 2013.

XTO Energy’s future development plans for the underlying properties in the Hugoton area include:

•	additional compression to lower line pressures,
•	installing artificial lift,
•	opening new producing zones in existing wells,
•	restimulating producing intervals in existing wells utilizing new technology,
•	deepening existing wells to new producing zones, and
•	drilling additional wells.

XTO Energy delivers most of its Hugoton gas production to a gathering and processing system owned by a subsidiary. Most of the gas is sold under the terms of a contract that was entered into in March 1996, predating the existence of the trust. This system collects the majority of its throughput from underlying properties, which, in recent months, has been approximately 11,000 Mcf per day. The gathering subsidiary purchases the gas from XTO Energy at the wellhead, gathers and transports the gas to its plant, and treats and processes the gas at the plant. The gathering subsidiary has agreed to use its best efforts to purchase all gas produced by XTO Energy from the wells that are subject to the contract, but the gathering subsidiary is not obligated to purchase gas in excess of its market requirements. The gathering subsidiary has been taking all of the gas produced for over ten years. The gathering subsidiary pays XTO Energy for wellhead volumes at a price of 80% to 85% of the net residue price received by XTO Energy’s marketing affiliate, which amount is adjusted for the BTU content of the gas. This affiliate currently sells the residue to a pipeline at a price based on a monthly pipeline index less actual third party fees. The term of these contracts can vary by contract, but in general the contracts, after an initial stated period, renew on a monthly basis unless either party gives notice of termination. If either party to the contracts fails to perform under the contract, the contract may be terminated if written notice is given of the breach and the breaching party fails to cure the breach within a specified period. The March 1996 contract has an annual price renegotiation term under which either party can request that the price provided under the contract be renegotiated. Neither party has requested that the price be renegotiated. XTO Energy does not anticipate that the terms of the contracts will be renegotiated.

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

Anadarko Basin

Oil and gas accumulations were discovered in the Anadarko Basin of western Oklahoma in 1945. XTO Energy is one of the largest producers in the Ringwood, Northwest Okeene and Cheyenne Valley fields of Major County, the Northeast Cedardale field of Woodward County and the Elk City field of Beckham County, the principal producing regions of the underlying properties in the Anadarko Basin. Daily sales volumes from the underlying properties in the Anadarko Basin averaged 25,500 Mcf of gas and 539 Bbls of oil in 2012.

The fields in the Major County area are characterized by oil and gas production from a variety of structural and stratigraphic traps. Productive zones include the Oswego, Red Fork, Inola, Chester, Manning, Mississippian, Hunton and Arbuckle formations. Within this area, XTO Energy drilled 1 gross (0.6 net) well and performed 46 workovers in 2012. XTO Energy has informed the trustee that does not plan to drill any new wells but may perform up to 14 workovers in Major County during 2013.

The fields within Woodward County are characterized primarily by gas production from a variety of structural and stratigraphic traps. Productive zones include the Cottage Grove, Oswego, Chester and Mississippian formations. Within this area, XTO Energy did not drill any wells but did perform 3 workovers in 2012. XTO Energy has informed the trustee that it does not plan to drill any new wells but may perform up to 3 workovers in Woodward County during 2013.

The Elk City field on the eastern edge of Beckham County produces oil and gas from a structural anticline with stratigraphic trapping features. Production zones include the Hoxbar, Atoka and Morrow formations. Within this area, XTO Energy did not drill any wells but did perform 9 workovers in 2012. XTO Energy has informed the trustee that does not plan to drill any new wells but may perform up to 6 workovers within the Elk City field during 2013.

XTO Energy plans to further develop the underlying properties in the Anadarko Basin primarily through:

•	mechanical stimulation of existing wells,
•	installing artificial lift,
•	opening new producing zones in existing wells,
•	deepening existing wells to new producing zones, and
•	drilling additional wells.

A gathering subsidiary of XTO Energy operates a 300-mile gathering system and pipeline in the Major County area. The gathering subsidiary and a third-party processor purchase natural gas produced at the wellhead from XTO Energy and other producers in the area under various agreements, most of which were entered into in the 1960’s and 1970’s, and which include life-of-production terms such that the contracts will continue until there is no further production from the underlying properties, unless the production declines so that it is no longer economical to take the gas. The gathering subsidiary and the third-party processor are required to take certain minimum volumes of the gas produced but have been taking all of the volumes produced for over ten years. The gathering subsidiary gathers and transports the gas to a third-party processor, which processes the gas and pays XTO Energy and other producers for at least 50% of the liquids processed based upon a weighted average sales price less transportation charges, which price may vary in the event of inadequate markets. After the gas is processed, the gathering subsidiary transports the gas via a residue pipeline to a connection with an interstate pipeline. The gathering subsidiary sells the residue gas to the marketing subsidiary of XTO Energy based upon a weighted average price, which price will vary monthly based upon market conditions. The gathering subsidiary pays this price to XTO Energy less a compression and gathering fee of approximately $0.31 per Mcf of residue gas. This gathering fee was previously approved by the Federal Energy Regulatory Commission when the gathering subsidiary was regulated and is unlikely to change. During 2012, the gathering system collected approximately 9,000 Mcf per day, approximately 53% of which XTO Energy operates. Estimated capacity of the gathering system is 24,000 Mcf per day. The gathering subsidiary also provides contract operating services to properties in Woodward County, collecting approximately 6,000 Mcf per day, for an average fee of approximately $0.05 per Mcf. The fee is subject to an annual price renegotiation under which either party can request that the price provided under the contract be renegotiated. The contract continues on a yearly basis, and it is subject to termination upon written notice prior to its annual renewal or in the event the parties fail to agree upon a pricing renegotiation. XTO Energy also sells gas directly to its marketing subsidiary under a month-to-month contract, which then sells the gas to third parties. The price paid to XTO Energy is based upon the weighted average price of several published indices, which price varies upon market conditions but does not include a deduction for any marketing fees. The price paid by the marketing affiliate includes a deduction for any transportation fees charged by the third party. Neither party has a firm obligation to sell or purchase any specific minimum quantity of gas.

Green River Basin

The Green River Basin is located in southwestern Wyoming. Natural gas was discovered in the Fontenelle field of the Green River Basin in the early 1970’s. The producing reservoirs are the Frontier, Baxter and Dakota sandstones.

Daily 2012 sales volumes from the underlying properties in the Fontenelle field averaged 15,200 Mcf of natural gas and 28 Bbls of oil. XTO Energy did not drill any wells or perform any workovers in the Green River Basin in 2012. XTO Energy has advised the trustee that it does not plan to drill any new wells but may perform up to 4 workovers in the Green River Basin during 2013. XTO Energy has advised the trustee that it is continuing its efforts to reduce pipeline pressure which has shown potential for increasing production and extending field life in the Fontenelle Field.

Potential development activities for the underlying properties in this area include:

•	installing artificial lift,
•	restimulating producing intervals utilizing new technology,
•	additional compression to lower line pressures, and
•	opening new producing zones in existing wells.

XTO Energy markets the gas produced from the Fontenelle field and nearby properties under various marketing arrangements. Under the agreement covering the majority of the gas sold, XTO Energy compresses the gas on the lease, transports it off the lease and compresses the gas again prior to entry into the gas plant pipeline. The pipeline transports the gas to the gas plant, where the gas is processed, then redelivered to XTO Energy. The owner of the gas plant and related pipeline charges XTO Energy for operational fuel and processing and has agreed to accept certain volumes, which amounts can be adjusted by the owner. The owner may be able to cease taking volumes if it has valid unaddressed concerns regarding the creditworthiness of XTO Energy. In 2012, the fuel charge was 1.80% of the volumes produced and the processing fee was approximately $0.11 per MMBtu. These charges are adjusted annually based upon a published governmental economic index, and the contract renews on a year-to-year basis. XTO Energy transports and sells this gas directly to the markets based on a spot sales price on a month-to-month term, and the volumes to be sold are generally determined upon a monthly basis. These contracts may be terminated by either party if there are credit issues with the other party. The gas not sold under the above arrangement may be gathered and sold under a similar arrangement on a month-to-month term where the fee is approximately $0.18 per MMBtu and is adjusted annually. The amount of gas that the gatherer is required to gather is limited to certain maximum volumes, and the gatherer may be able to cease taking volumes if it has valid unaddressed concerns regarding the creditworthiness of XTO Energy. Alternatively, the gas may be sold under a contract where XTO Energy directly sells the gas to a third party on the lease at an adjusted index price, which price varies upon market conditions. The contract continues on a month-to-month basis, and the buyer is obligated to make a good faith effort to purchase a minimum 90% of the gas nominated by buyer for purchase. Condensate is sold to an independent third party at market rates on a month-to-month basis. The purchaser accepts all condensate delivered at the lease, but either party may suspend performance of the contract if there are credit issues with the other party.

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

The underlying properties are interests in developed properties located primarily in gas producing regions of Kansas, Oklahoma and Wyoming. The following is a summary of the approximate producing acreage of the underlying properties at December 31, 2012. Undeveloped acreage is not significant.

	Gross	Net
Hugoton Area	211,688	196,662
Anadarko Basin	172,215	133,301
Green River Basin	37,912	28,626

Total	421,815	358,589

The following is a summary of the producing wells on the underlying properties as of December 31, 2012:

	Operated Wells		Nonoperated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Gas	1,218.0	1,080.3	291.0	65.4	1,509.0	1,145.7
Oil	51.0	45.7	5.0	0.9	56.0	46.6

Total	1,269.0	1,126.0	296.0	66.3	1,565.0	1,192.3

The following is a summary of the number of wells drilled on the underlying properties during the years indicated. During 2012 and 2010 no exploratory wells were drilled on the underlying properties. During 2011, one exploratory dry hole (0.0 net) was drilled on the underlying properties. All other wells drilled were developmental. There were no wells in process of drilling at December 31, 2012.

	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Completed gas wells	1	0.6	3	1.5	3	2.7
Completed oil wells	—	—	—	—	—	—
Dry wells	—	—	1	—	—	—

Total(a)	1	0.6	4	1.5	3	2.7

(a)	Included in totals are zero wells in 2012, 3 gross (0.5 net) wells in 2011 and zero wells in 2010, drilled on nonoperated interests.

Estimated Proved Reserves and Future Net Cash Flows

The following are proved reserves of the underlying properties, as estimated by independent engineers, and proved reserves and future net cash flows from proved reserves of the net profits interests, based on an allocation of these reserves, at December 31, 2012:

	Underlying Properties		Net Profits Interests
	Proved Reserves(a)		Proved Reserves(a)(b)		Future Net Cash Flows from Proved Reserves(a)(c)
	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
					Undiscounted	Discounted
(in thousands)
Oklahoma	169,901	2,330	59,626	822	$259,045	$135,589
Wyoming	59,834	68	11,539	13	27,348	14,234
Kansas	18,446	115	6,191	40	21,525	12,820

TOTAL	248,181	2,513	77,356	875	$307,918	$162,643

(a)	Based on 12-month average oil price of $91.90 per Bbl and $3.21 per Mcf for gas, based on the first-day-of-the-month price for each month in the period. Discounted estimated future net cash flows from proved reserves decreased 51% from year-end 2011 to 2012, primarily because of a 30% decrease in natural gas prices.

(b)	Since the trust has defined net profits interests, the trust does not own a specific percentage of the oil and gas reserves. Because trust reserve quantities are determined using an allocation formula, any fluctuations in actual or assumed prices or costs will result in revisions to the estimated reserve quantities allocated to the net profits interests.

(c)	Before income taxes since future net cash flows are not subject to taxation at the trust level. Future net cash flows are discounted at an annual rate of 10%.

Proved reserves consist of the following:

	Underlying Properties		Net Profits Interests
	Proved Reserves		Proved Reserves
	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
(in thousands)
Proved developed reserves	211,638	2,192	71,327	806
Proved undeveloped reserves	36,543	321	6,029	69

Total proved reserves	248,181	2,513	77,356	875

Approximately 85% of the underlying proved reserves are proved developed reserves.

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

The XTO Energy reserve engineering group reviews reserve estimates with our third-party petroleum consultants, Miller and Lents, Ltd., independent petroleum engineers. Miller and Lents, Ltd. estimated oil and gas reserves attributable to the underlying properties as of December 31, 2012, 2011, 2010 and 2009. Miller and Lents’ primary technical person responsible for calculating the trust’s reserves has more than 30 years of experience as a reserve engineer. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

Oil and Natural Gas Production

Trust production is recognized in the period net profits income is received, which is the month following receipt by XTO Energy, and generally two months after the time of production. Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for each of the three years ended December 31 were as follows:

	2012	2011	2010
Production
Underlying Properties
Gas – Sales (Mcf)	20,370,975	21,693,139	24,074,923
Average per day (Mcf)	55,658	59,433	65,959
Oil – Sales (Bbls)	228,656	248,739	266,656
Average per day (Bbls)	625	681	731
Net Profits Interests
Gas – Sales (Mcf)	5,991,964	10,661,323	12,455,292
Average per day (Mcf)	16,371	29,209	34,124
Oil – Sales (Bbls)	76,049	130,109	140,544
Average per day (Bbls)	208	356	385

Average Sales Price
Gas (per Mcf)	$ 3.28	$ 4.73	$ 4.72
Oil (per Bbl)	$91.30	$90.07	$73.77

Oil and gas production by conveyance attributable to the underlying properties for each of the three years ended December 31 were as follows:

	Underlying Gas Production (Mcf)
Conveyance	2012	2011	2010
Kansas	1,805,789	2,007,032	2,323,436
Oklahoma	12,992,317	13,858,590	15,268,280
Wyoming	5,572,869	5,827,517	6,483,207

Total	20,370,975	21,693,139	24,074,923

	Underlying Oil Production (Bbls)
Conveyance	2012	2011	2010
Kansas	14,090	20,682	34,462
Oklahoma	204,022	216,287	220,149
Wyoming	10,544	11,770	12,045

Total	228,656	248,739	266,656

Pricing and Sales Information

A subsidiary of XTO Energy purchases most of XTO Energy’s natural gas production based on a weighted average sales price, then sells the gas to third parties for the best available price. Oil production is generally marketed at the wellhead to third parties at the best available price. XTO Energy arranges for some of its natural gas to be processed by unaffiliated third parties and markets the natural gas liquids. Most of the natural gas attributable to the underlying properties is marketed under contracts existing at trust inception. Contracts covering production from the Ringwood area of the Major County area are generally for the life of the lease, and the contract for the majority of production from the Hugoton area was extended through 2013. If new contracts are entered with unaffiliated third parties, the proceeds from sales under those new contracts will be included in gross proceeds from the underlying properties. If new contracts are entered with XTO Energy’s marketing subsidiary, it may charge XTO Energy a fee that may not exceed 2% of the sales price of the oil and natural gas received from unaffiliated parties. The sales price is net of any deductions for transportation from the wellhead to the unaffiliated parties and any gravity or quality adjustments. For further information on these arrangements see Significant Properties above.

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

Because the trust is a grantor trust for federal tax purposes, each unitholder is taxed directly on his proportionate share of income, deductions and credits of the trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the trust. The income of the trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. During 2012, the trust incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the trust.

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

If a taxpayer disposes of any “Section 1254 property” (certain oil, gas, geothermal or other mineral property), and the adjusted basis of such property includes adjustments for depletion deductions under Section 611 of the Internal Revenue Code (the “Code”), the taxpayer generally must recapture the amount deducted for depletion as ordinary income (to the extent of gain realized on the disposition of the property). This depletion recapture rule applies to any disposition of property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the U.S. Treasury Regulations govern dispositions of property after March 13, 1995. The Internal Revenue Service likely will take the position that a unitholder must recapture depletion upon the disposition of a unit.

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

Under current law, the highest marginal U.S. federal income tax rate applicable to ordinary income of individuals is 39.6%, and the highest marginal U.S. federal income tax rate applicable to long-term capital gains (generally, gains from the sale or exchange of certain investment assets held for more than one year) and qualified dividends of individuals is 20%. Such marginal tax rates may be effectively increased by up to 1.2% due to the phaseout of personal exemptions and the limitations on itemized deductions. The highest marginal U.S. federal income tax rate applicable to corporations is 35%, and such rate applies to both ordinary income and capital gains.

Section 1411 of the Code imposes a 3.8% Medicare tax on certain investment income earned by individuals, estates, and trusts for taxable years beginning after December 31, 2012. For these purposes, investment income generally will include a unitholder’s allocable share of the trust’s interest and royalty income plus the gain recognized from a sale of trust units. In the case of an individual, the tax is imposed on the lesser of (i) the individual’s net investment income from all investments, or (ii) the amount by which the individual’s modified adjusted gross income exceeds specified threshold levels depending on such individual’s federal income tax filing status. In the case of an estate or trust, the tax is imposed on the lesser of (i) undistributed net investment income, or (ii) the excess adjusted gross income over the dollar amount at which the highest income tax bracket applicable to an estate or trust begins.

Pending the outcome of arbitration proceedings between the trust and XTO, the trust may be required to bear a portion of the legal settlement costs arising from the Fankhouser settlement (discussed in Part I, Item 3, Legal Proceedings). In the event that the trust is determined to be responsible for such costs, XTO will deduct the costs in its calculation of the net profits income payable to the trust from the applicable net profits interests. Thus, for unitholders, the legal settlement costs will be reflected through a reduction in net profits income received from the trust and thus in a reduction in the gross royalty income reported by and taxable to the unitholders. In addition to the potential settlement costs, the trustee has also incurred legal fees in representing the trust’s interests in the ongoing arbitration. For unitholders, such costs will be reflected through an increase in the trust’s administrative expenses, which are deductible by unitholders in determining the net royalty income from the trust.

Individuals may also incur expenses in connection with the acquisition or maintenance of trust units. These expenses, which are different from a unitholder’s share of the trust’s administrative expenses discussed above, may be deductible as “miscellaneous itemized deductions” only to the extent that such expenses exceed 2 percent of the individual’s gross income.

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

State Income Taxes

All revenues from the trust are from sources within Kansas, Oklahoma or Wyoming. Kansas and Oklahoma each impose a state income tax, which is potentially applicable to income from the net profits interests located in each of those states. Because it distributes all of its net income to unitholders, the trust has not been taxed at the trust level in Kansas or Oklahoma. While the trust has not owed tax, the trustee is required to file a return with Oklahoma and Kansas reflecting the income and deductions of the trust attributable to properties located in each state, along with a schedule that includes information regarding distributions to unitholders. Oklahoma taxes the income of nonresidents from real property located within the state, and the trust has been advised by counsel that Oklahoma will tax nonresidents on income from the net profits interest located within the state. Kansas also taxes the income of nonresidents from property located within the state. However, for tax years beginning after December 31, 2012, Kansas allows individuals to deduct certain amounts, including net income from royalties reported on schedule E of their Form 1040 federal individual income tax return, from their federal adjusted gross income when calculating their Kansas taxable income. This deduction applies to amounts reported as royalty income that are received from grantor trusts, such as the trust. Kansas and Oklahoma also impose a corporate income tax that may apply to unitholders organized as corporations (subject to certain exceptions for S corporations and limited liability companies, depending on their treatment for federal tax purposes).

Wyoming does not have a state income tax.

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

Item 3. Legal Proceedings

An amended petition for a class action lawsuit, Beer, et al. v. XTO Energy Inc., was filed in January 2006 in the District Court of Texas County, Oklahoma by certain royalty owners of natural gas wells in Oklahoma and Kansas. The plaintiffs allege that XTO Energy has not properly accounted to the plaintiffs for the royalties to which they are entitled and seek an accounting regarding the natural gas and other products produced from their wells and the prices paid for the natural gas and other products produced, and for payment of the monies allegedly owed since June 2002, with a certain limited number of plaintiffs claiming monies owed for additional time. XTO Energy removed the case to federal district court in Oklahoma City. In April 2010, new counsel and representative parties, Fankhouser and Goddard, filed a motion to intervene and prosecute the Beer class, now styled Fankhouser v. XTO Energy Inc. This motion was granted on July 13, 2010. The new plaintiffs and counsel filed an amended complaint asserting new causes of action for breach of fiduciary duties and unjust enrichment. On December 16, 2010, the court certified the class. Cross motions for summary judgment were filed by the parties and ruled on by the court. XTO Energy has informed the trustee that after consideration of the rulings by the court in March and April of 2012, some benefiting XTO Energy and some benefiting the plaintiffs, and with due regard to the vagaries of litigation and their uncertain outcomes, XTO Energy and the plaintiffs entered into settlement negotiations prior to trial and reached a tentative settlement of $37 million on April 23, 2012. XTO has advised the trustee that $1.4 million of the settlement is attributable to Kansas claims which predate the Trust and therefore XTO Energy will not charge to the Trust. The settlement also includes a new royalty calculation for future royalty payments. The hearing for formal court approval was conducted on June 21, 2012 and preliminarily approved by the court on June 29, 2012. A fairness hearing was conducted on October 10, 2012 and the settlement was given final approval by the court. The court’s order sets out the amount of attorneys’ fees and costs awarded to the plaintiffs’ counsel from the $37 million settlement. A third party administrator will make the distribution to the royalty owners as set out in the order approving the settlement.

XTO Energy has advised the trustee it believes that the terms of the conveyances covering the trust’s net profits interests require the trust to bear its 80% interest in the settlement, or approximately $28.5 million, of which $23.4 million will affect the net proceeds from Oklahoma and $5.1 million will affect the net proceeds from Kansas. If so, this will adversely affect the net proceeds of the trust from Oklahoma and Kansas and will result in costs exceeding revenues on these properties. XTO Energy began deducting the settlement amount with the September 2012 distribution. Based on the revised settlement allocation between Oklahoma and Kansas and recent revenue and expense levels, the deductions XTO Energy has made, and will resume making if the Tribunal ultimately rules in XTO Energy’s favor, will cause costs to exceed revenues for approximately 12 months on properties underlying the Oklahoma net profits interests and by approximately 7 years on properties underlying the Kansas net profits interests; however, changes in oil or natural gas prices or expenses could cause the time period to increase or decrease correspondingly. The net profits interest from Wyoming is unaffected and payments will continue to be made from those properties to the extent revenues exceed costs on such properties. XTO Energy has advised the trustee that the settlement would decrease the amount of net profits going forward for the Oklahoma and Kansas properties due to changes in the way costs (such as gathering, compression and fuel) associated with operating the properties will be allocated, resulting in a net gain to the royalty interest owners. XTO Energy has advised the trustee that this expected net upward revision for the royalty interest owners would reduce applicable net profits to XTO Energy and, correspondingly, to the trust. For 2012 the revision would have reduced trust net proceeds by approximately $272,000 (which amount would have been reflected in the June 2012 through December 2012 distributions).

The trustee has advised XTO Energy that all or a portion of the settlement amount should not be deducted from trust revenues. The trustee further advised XTO that, notwithstanding the Fankhouser settlement, XTO should make no change in the manner in which it calculates payments to the trust on a go-forward basis. XTO Energy does not agree with the trustee’s position, and to resolve this disagreement XTO Energy initiated binding arbitration on August 1, 2012 in accordance with the terms of the dispute resolution provisions of the Trust Indenture. On August 17, 2012 the trustee filed its response to XTO’s arbitration claim. All issues in the arbitration will be decided by a panel of three arbitrators (the “Tribunal”). Each side selected one arbitrator and the third arbitrator was selected by the other two appointed arbitrators. The arbitration will be administered by the American Arbitration Association under its commercial rules. The arbitration hearing is tentatively scheduled for October 7, 2013 in Fort Worth, Texas if not sooner disposed of by the parties by agreement or by the Tribunal on motion. Because XTO Energy advised the trustee that it began deducting the settlement in September, the trustee reserved a total of $900,000 from trust distributions to help fund potential legal and other expenses relating to the arbitration. The trustee believed that without such a reserve, the trust was likely to be left without adequate resources to fund the costs of the arbitration out of monthly trust revenues. Because the potential expenses of arbitration are uncertain, especially at this early stage of the arbitration, it is possible that the reserve may not be sufficient to cover all of such expenses.

The trustee requested that the Tribunal enjoin XTO Energy from continuing to deduct the Fankhouser settlement amount while the arbitration is pending. A hearing on the injunction was held on October 27, 2012. The Tribunal ordered that pending the issuance of a final award or further order of the Tribunal, XTO Energy should not treat any costs or expenses associated with the Fankhouser settlement as chargeable against the trust’s net profit interest under the conveyances. The Tribunal denied the trust’s request for an interim order directing XTO Energy to pay the trust the amounts offset against the trust’s September and October 2012 distributions on the basis of the Fankhouser litigation. Based on this decision, deductions associated with the Fankhouser settlement were suspended starting in November 2012. XTO Energy has also informed the trustee that during the pendency of this action, no adjustment will be made to the net profits to the trust on a go-forward basis based on the changes in the way costs will be allocated to royalty owners in accordance with the Fankhouser settlement.

In September 2008, a class action lawsuit was filed against XTO Energy styled Wallace B. Roderick Revocable Living Trust, et al. v. XTO Energy Inc. in the District Court of Kearny County, Kansas. XTO Energy removed the case to federal court in Wichita, Kansas. The plaintiffs allege that XTO Energy has improperly taken post-production costs from royalties paid to the plaintiffs from wells located in Kansas, Oklahoma and Colorado. The plaintiffs have filed a motion to certify the class, including only Kansas and Oklahoma wells not part of the Fankhouser matter. After filing the motion to certify, but prior to the class certification hearing, the plaintiff filed a motion to sever the Oklahoma portion of the case so it could be transferred and consolidated with a newly filed class action in Oklahoma styled Chieftain Royalty Company v. XTO Energy Inc. This motion was granted. The Roderick case now comprises only Kansas wells not previously included in the Fankhouser matter. The case was certified as a class action in March 2012. XTO Energy has filed an appeal of the class certification to the 10th Circuit Court of Appeals on April 11, 2012, believing the class certification was not proper. The appeal was granted on June 26, 2012. The matter has been fully briefed, and oral argument is scheduled for May 8, 2013. The court will rule at a time of its discretion.

In December 2010, a class action lawsuit was filed against XTO Energy styled Chieftain Royalty Company v. XTO Energy Inc. in Coal County District Court, Oklahoma. XTO Energy removed the case to federal court in the Eastern District of Oklahoma. The plaintiffs allege that XTO Energy wrongfully deducted fees from royalty payments on Oklahoma wells, failed to make diligent efforts to secure the best terms available for the sale of gas and its constituents, and demand an accounting to determine whether they have been fully and fairly paid gas royalty interests. The case expressly excludes those claims and wells being prosecuted in the Fankhouser case. The severed Roderick case claims related to the Oklahoma portion of the case were consolidated into Chieftain. The case was certified as a class action in April 2012. XTO Energy has filed an appeal of the class certification to the 10th Circuit Court of Appeals on April 26, 2012, believing the class certification was not proper. The appeal was granted on June 26, 2012. The matter has been fully briefed, and oral argument is scheduled for May 8, 2013. The court will rule at a time of its discretion.

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

On September 12, 2012, a lawsuit was filed against Bank of America as trustee and XTO Energy styled Harold Lamb v. Bank of America and XTO Energy Inc., in the U.S. District Court—Western District of Oklahoma. The plaintiff, Harold Lamb, is a unitholder in the trust and alleges that XTO Energy failed to properly pay and account to the trust under the terms of the net overriding royalty conveyance on certain Kansas and Oklahoma properties and that Bank of America, as trustee, failed to properly oversee such payment and accounting by XTO Energy. Additionally, the plaintiff alleges that Bank of America and XTO Energy have breached a fiduciary duty to the trust based on the allegations found in the Fankhouser class action discussed above. The plaintiffs are seeking unspecified amounts for actual/compensatory damages, punitive damages, disgorgement and injunctive relief. Subsequently, the plaintiff dismissed Bank of America from the lawsuit. The court granted XTO Energy’s motion to transfer venue and has transferred the case to the U.S. District Court for the Northern District of Texas. XTO has also filed two motions to dismiss. XTO Energy has informed the trustee that it believes it has strong defenses to this lawsuit and intends to vigorously defend its position. However, XTO Energy is cognizant of other, similar litigation involving it, such as Fankhouser, and other, unrelated entities. As this case develops XTO Energy will assess its legal position accordingly.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Units of the Trust, Related Untiholder Matters and Trust Purchases of Units

Units of Beneficial Interest

The units of beneficial interest in the trust began trading on the New York Stock Exchange on April 9, 1999 under the symbol “HGT.” The following are the high and low unit sales prices and total cash distributions per unit paid by the trust during each quarter of 2012 and 2011:

	Sales Price		Distributions per Unit
Quarter	High	Low
2012
First	$19.21	$13.82	$0.245636
Second	14.62	6.42	0.164046
Third	7.90	5.71	0.053733
Fourth	8.56	6.21	0.118408

			$0.581823

2011
First	$24.67	$20.31	$0.323500
Second	24.25	21.35	0.360069
Third	23.84	19.51	0.383334
Fourth	22.53	18.71	0.327221

			$1.394124

At December 31, 2012, there were 40,000,000 units outstanding and approximately 873 unitholders of record; 37,775,743 of these units were held by depository institutions.

The trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

Item 6. Selected Financial Data

	Year Ended December 31
	2012	2011	2010	2009	2008
Net Profits Income	$25,132,038	$56,565,368	$62,883,206	$30,180,880	$117,268,069
Distributable Income	23,272,920	55,764,960	62,028,000	29,306,240	116,494,400
Distributable Income per Unit	0.581823	1.394124	1.550700	0.732656	2.912360
Distributions per Unit	0.581823	1.394124	1.550700	0.732656	2.912360
Total Assets at Year-End	112,956,689	118,965,716	129,222,886	144,162,380	147,867,855

Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Calculation of Net Profits Income

The following is a summary of the calculation of net profits income received by the trust:

	Year Ended December 31(a)			Three Months Ended December 31(a)
	2012	2011	2010	2012	2011
Sales Volumes
Gas (Mcf)(b)
Underlying properties	20,370,975	21,693,139	24,074,923	5,244,376	5,240,868
Average per day	55,658	59,433	65,959	57,004	56,966
Net profits interests	5,991,964	10,661,323	12,455,292	1,325,777	2,552,362
Oil (Bbls)(b)
Underlying properties	228,656	248,739	266,656	55,772	58,027
Average per day	625	681	731	606	631
Net profits interests	76,049	130,109	140,544	15,120	30,775
Average Sales Prices
Gas (per Mcf)	$3.28	$4.73	$4.72	$3.28	$4.70
Oil (per Bbl)	$91.30	$90.07	$73.77	$86.92	$83.12
Revenues
Gas sales	$66,738,058	$102,621,117	$113,571,616	$17,206,796	$24,654,439
Oil sales	20,875,782	22,405,023	19,670,776	4,847,434	4,823,102

Total Revenues	87,613,840	125,026,140	133,242,392	22,054,230	29,477,541

Costs
Taxes, transportation and other	10,983,543	13,613,297	15,224,494	2,886,081	3,333,833
Production expense	22,596,750	21,103,426	21,086,979	5,253,599	5,447,418
Development costs(c)	6,000,000	8,800,000	7,250,000	1,500,000	1,500,000
Overhead	11,135,189	10,802,707	10,974,111	2,858,695	2,688,757
Legal Expense(d)	35,601,400	—	—	—	—
Excess costs(d)	(30,118,090)	—	102,800	3,342,186	—

Total Costs	56,198,792	54,319,430	54,638,384	15,840,561	12,970,008

Net Proceeds	31,415,048	70,706,710	78,604,008	6,213,669	16,507,533
Net Profits Percentage	80%	80%	80%	80%	80%

Net Profits Income	$25,132,038	$56,565,368	$62,883,206	$4,970,935	$13,206,026

(a)	Because of the two-month interval between time of production and receipt of net profits income by the trust: 1) oil and gas sales for the year ended December 31 generally relate to twelve months of production for the period November through October, and 2) oil and gas sales for the three months ended December 31 generally relate to production for the period August through October.

(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. As product prices change, the trust’s share of the production volumes is impacted as the quantity of production to cover expenses in reaching the net profits break-even level changes inversely with price. As such, the underlying property production volume changes may not correlate with the trust’s net profit share of those volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	See Note 5 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

(d)	See Note 4 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

Results of Operations

Years Ended December 31, 2012, 2011 and 2010

Net profits income for 2012 was $25,132,038, as compared with $56,565,368 for 2011 and $62,883,206 for 2010. The 56% decrease in net profits income from 2011 to 2012 is primarily the result of lower gas prices ($25.2 million), decreased oil and gas production ($5.0 million) and the portion of the Fankhouser settlement deducted in September and October of 2012 ($4.4 million), partially offset by lower development costs ($2.2 million). The 10% decrease in net profits income from 2010 to 2011 is primarily the result of decreased oil and gas production ($10.3 million), partially offset by higher oil prices ($3.5 million). Approximately 74% in 2012, 81% in 2011 and 85% in 2010 of net profits income was derived from natural gas sales.

Trust administration expense was $1,859,626 in 2012 as compared to $801,563 in 2011 and $856,314 in 2010. Included in 2012 administration expense is $900,000 which the trustee has reserved for legal expenses regarding the Fankhouser class action settlement. Interest income was $508 in 2012, $1,155 in 2011 and $1,108 in 2010. Changes in interest income are attributable to fluctuations in net profits income and interest rates. Distributable income was $23,272,920 or $0.581823 per unit in 2012, $55,764,960 or $1.394124 per unit in 2011 and $62,028,000 or $1.550700 per unit in 2010.

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

•	oil and gas sales volumes,
•	oil and gas sales prices, and
•	costs deducted in the calculation of net profits income.

Volumes

From 2011 to 2012, underlying gas sales volumes decreased 6% and underlying oil sales volumes decreased 8% primarily due to natural production decline. From 2010 to 2011, underlying gas sales volumes decreased 10% primarily due to natural production decline. Underlying oil sales volumes decreased 7% primarily because of natural production decline and the timing of cash receipts.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Prices

Gas.    The 2012 average gas price was $3.28 per Mcf, a 31% decrease from the 2011 average gas price of $4.73 per Mcf, which was relatively flat from the 2010 average gas price of $4.72 per Mcf. Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The average NYMEX price for November 2012 through January 2013 was $3.51 per MMBtu. At February 11, 2013, the average NYMEX gas price for the following 12 months was $3.63 per MMBtu.

Oil.    The average oil price for 2012 was $91.30 per Bbl, 1% higher than the average oil price for 2011 of $90.07 per Bbl, which was 22% higher than the average oil price for 2010 of $73.77 per Bbl. Oil prices are expected to remain volatile. The average NYMEX price for November 2012 through January 2013 was $89.87 per Bbl. At February 11, 2013, the average NYMEX oil price for the following 12 months was $98.17 per Bbl.

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

Taxes, transportation and other.    Taxes, transportation and other generally fluctuates with changes in total revenues. Taxes, transportation and other decreased 19% from 2011 to 2012 primarily because of decreased gas production taxes and other deductions related to lower gas revenues, partially offset by increased property taxes related to increased valuations. Taxes, transportation and other decreased 11% from 2010 to 2011 primarily because of decreased property taxes related to the timing of expenditures and decreased gas production taxes and other deductions related to lower gas revenues, partially offset by increased oil production taxes related to higher oil revenues.

Production expense.    Production expense increased 7% from 2011 to 2012 primarily because increased labor, repairs and maintenance costs and mechanical and marketing rebates included in 2011, partially offset by decreased fuel costs. Production expense remained relatively flat from 2010 to 2011 primarily because increased labor, field, fuel and compressor rental costs were offset by mechanical and marketing rebates received in 2011, decreased insurance, plugging and abandonment and repairs and maintenance costs.

Development costs.    Development costs deducted were $6.0 million in 2012, $8.8 million in 2011 and $7.3 million in 2010. In 2012, actual development costs were $8.7 million. At December 31, 2012, cumulative actual costs exceeded cumulative budgeted costs by approximately $0.3 million. The monthly development cost deduction was $500,000 from the September 2009 distribution through the July 2010 distribution. As a result of increased development activity, the development cost deduction was increased to $600,000 beginning with the August 2010 distribution and to $850,000 beginning with the October 2010 distribution and was maintained at that level through the August 2011 distribution. Due to lower than anticipated actual costs as a result of reduced activity, the development cost deduction was decreased to $500,000 beginning with the September 2011 distribution and was maintained at that level through the end of 2012. For further information on 2013 budgeted development costs, see Properties, under Item 2. The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. XTO Energy has advised the trustee that this monthly deduction will continue to be evaluated and revised as necessary.

Overhead.    Overhead is charged by XTO Energy for administrative expenses incurred to support operations of the underlying properties. Overhead fluctuates based on changes in the active well count and drilling activity on the underlying properties, as well as an annual cost level adjustment.

Excess costs.    Costs exceeded revenues by $114,245 ($91,396 net to the trust) on properties underlying the Wyoming net profits interests in July 2012. Lower gas prices and increased production expenses related to the timing of cash disbursements caused costs to exceed revenues on properties underlying the Wyoming net profits interests. However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO advised the trustee that increased gas prices and decreased production expenses led to the full recovery of excess costs, plus accrued interest of $314 ($251 net to the trust) in August 2012.

XTO advised the trustee in September 2012 that it deducted $35,601,400 ($28,481,120 net to the trust) related to the Fankhouser settlement. The settlement deduction caused costs to exceed revenues by $27,235,464 ($21,788,371 net to the trust) on properties underlying the Oklahoma net profits interests and by $6,225,126 ($4,980,101 net to the trust) on properties underlying the Kansas net profits interests. However, these excess costs did not reduce net proceeds from the remaining conveyance. XTO advised the trustee in October 2012 that it partially recovered $3,342,186 ($2,673,749 net to the trust) of excess costs. Remaining excess costs at December 31, 2012 were $24,027,648 ($19,222,118 net to the trust) on properties underlying the Oklahoma net profits interests and $6,090,756 ($4,872,605 net to the trust) on properties underlying the Kansas net profits interests. The excess costs claimed underlying the Kansas and Oklahoma net profits interests are the subject of pending arbitration described more fully under “Item 3 — Legal Proceedings.” See Note 9 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

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

Fourth Quarter 2012 and 2011

During fourth quarter 2012 the trust received net profits income totaling $4,970,935 compared with fourth quarter 2011 net profits income of $13,206,026. This 62% decrease in net profits income was primarily due to lower gas prices ($6.0 million) and the portion of the Fankhouser settlement deducted in October of 2012 ($2.7 million), partially offset by decreased taxes transportation and other costs ($0.4 million).

Administration expense was $234,667 and interest income was $52, resulting in fourth quarter 2012 distributable income of $4,736,320 or $0.118408 per unit. Distributable income for fourth quarter 2011 was $13,088,840 or $0.327221 per unit.

Distributions to unitholders for the quarter ended December 31, 2012 were:

Record Date	Payment Date	Per Unit
October 31, 2012	November 15, 2012	$0.006083
November 30, 2012	December 14, 2012	0.052847
December 31, 2012	January 15, 2013	0.059478

		$0.118408

Volumes

Fourth quarter underlying gas sales volumes remained relatively flat and underlying oil sales volumes decreased 4% from 2011 to 2012. Gas sales volumes remained relatively flat as increased production resulting from 2011 scheduled maintenance on a gathering and processing system in the Hugoton area and the timing of cash receipts were offset by natural production decline. Oil sales volumes decreased primarily because of natural production decline.

Prices

The average fourth quarter 2012 gas price was $3.28 per Mcf, or 30% lower than the fourth quarter 2011 average price of $4.70 per Mcf. The average fourth quarter 2012 oil price was $86.92 per Bbl, or 5% higher than the fourth quarter 2011 average price of $83.12 per Bbl. For further information about product prices, see “Years Ended December 31, 2012, 2011 and 2010 – Prices” above.

Costs

Taxes, transportation and other. Taxes, transportation and other decreased 13% from fourth quarter 2011 to 2012 primarily because of decreased gas production taxes and other deductions related to lower gas revenues, partially offset by increased property taxes related to increased valuations.

Production expense. Fourth quarter production expense decreased 4% from 2011 to 2012 primarily because of decreased fuel, repairs and maintenance and outside operated costs, partially offset by increased labor and location costs.

Development costs. Development costs, which were deducted based on budgeted development costs, remained flat from fourth quarter 2011 to 2012.

Overhead. Overhead is charged by XTO Energy for administrative expenses incurred to support operations of the underlying properties. Overhead fluctuates based on changes in the active well count and drilling activity on the underlying properties, as well as an annual cost level adjustment.

Excess costs. XTO advised the trustee in September 2012 that it deducted $35,601,400 ($28,481,120 net to the trust) related to the Fankhouser settlement. The settlement deduction caused costs to exceed revenues by $27,235,464 ($21,788,371 net to the trust) on properties underlying the Oklahoma net profits interests and by $6,225,126 ($4,980,101 net to the trust) on properties underlying the Kansas net profits interests. However, these excess costs did not reduce net proceeds from the remaining conveyance. XTO advised the trustee in October 2012 that it partially recovered $3,342,186 ($2,673,749 net to the trust) of excess costs. Remaining excess costs at December 31, 2012 were $24,027,648 ($19,222,118 net to the trust) on properties underlying the Oklahoma net profits interests and $6,090,756 ($4,872,605 net to the trust) on properties underlying the Kansas net profits interests. The excess costs claimed underlying the Kansas and Oklahoma net profits interests are the subject of pending arbitration described more fully under “Item 3 – Legal Proceedings.” See Note 9 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

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

Contractual Obligations

As shown below, the trust had no obligations and commitments to make future contractual payments as of December 31, 2012, other than the December distribution payable to unitholders in January 2013, as reflected in the statement of assets, liabilities and trust corpus.

	Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Distribution payable to unitholders	$2,379,120	$2,379,120	$—	$—	$—

Related Party Transactions

The underlying properties from which the net profits interests were carved are currently owned by XTO Energy, which operates approximately 95% of the underlying properties. In computing net proceeds, XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses on the underlying properties it operates. As of December 31, 2012, the monthly overhead charge, based on the number of operated wells, was approximately $967,000 ($773,600 net to the trust) and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy sells a significant portion of natural gas production from the underlying properties to certain of XTO Energy’s wholly owned subsidiaries under contracts in existence when the trust was created, generally at amounts approximating monthly published market prices. For further information regarding natural gas sales from the underlying properties to affiliates of XTO Energy, see Significant Properties, under Item 2, Properties and Note 8 to Financial Statements under Item 8, Financial Statements and Supplementary Data. Total gas sales from the underlying properties to XTO Energy’s wholly owned subsidiaries were $22.3 million for 2012, or 34% of total gas sales, $35.6 million for 2011, or 35% of total gas sales and $48.5 million for 2010, or 43% of total gas sales.

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

The standardized measure of discounted future net cash flows and changes in such cash flows, as reported in Note 10 to Financial Statements under Item 8, Financial Statements and Supplementary Data, is prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission. Such assumptions include using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, and year end costs for estimated future development and production expenditures. Discounted future net cash flows are calculated using a 10% rate. Changes in any of these assumptions, including consideration of other factors, could have a significant impact on the standardized measure. Accordingly, the standardized measure does not represent XTO Energy’s or the trustee’s estimated current market value of proved reserves.

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

HUGOTON ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31
	2012	2011
Assets
Cash and short-term investments	$3,063,712	$3,597,720
Net profits interests in oil and gas properties — net (Notes 1 and 2)	109,892,977	115,367,996

	$112,956,689	$118,965,716

Liabilities and Trust Corpus
Distribution payable to unitholders	$2,379,120	$3,597,720
Legal reserve	684,592	—
Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	109,892,977	115,367,996

	$112,956,689	$118,965,716

STATEMENTS OF DISTRIBUTABLE INCOME

	Year Ended December 31
	2012	2011	2010
Net profits income	$25,132,038	$56,565,368	$62,883,206
Interest income	508	1,155	1,108

Total income	25,132,546	56,566,523	62,884,314
Administration expense	1,859,626	801,563	856,314

Distributable income	$23,272,920	$55,764,960	$62,028,000

Distributable income per unit (40,000,000 units)	$0.581823	$1.394124	$1.550700

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year Ended December 31
	2012	2011	2010
Trust corpus, beginning of year	$115,367,996	$124,993,766	$139,877,580
Amortization of net profits interests	(5,475,019)	(9,625,770)	(14,883,814)
Distributable income	23,272,920	55,764,960	62,028,000
Distributions declared	(23,272,920)	(55,764,960)	(62,028,000)

Trust corpus, end of year	$109,892,977	$115,367,996	$124,993,766

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

•	the trustee may establish a cash reserve for payment of any liability that is contingent or not currently payable;

•	the trustee may borrow funds to pay trust liabilities if repaid in full prior to further distributions to unitholders;

•	the trustee will make monthly cash distributions to unitholders (Note 3); and

•	the trust will terminate upon the first occurrence of:

•	disposition of all net profits interests pursuant to terms of the trust indenture,

•	gross proceeds from the underlying properties falling below $1 million per year for two successive years, or

•	a vote of 80% of the unitholders to terminate the trust in accordance with provisions of the trust indenture.

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

•

The trustee routinely reviews the trust’s net profits interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the trust’s net profits interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the net profits interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of December 31, 2012.

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The initial carrying value of the net profits interests of $247,066,951 was XTO Energy’s historical net book value of the interests on December 1, 1998, the date of the transfer to the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $137,173,974 as of December 31, 2012 and $131,698,955 as of December 31, 2011.

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

4. Excess Costs

Costs exceeded revenues by $114,245 ($91,396 net to the trust) on properties underlying the Wyoming net profits interests in July 2012. Lower gas prices and increased production expenses related to the timing of cash disbursements caused costs to exceed revenues on properties underlying the Wyoming net profits interests. However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO advised the trustee that increased gas prices and decreased production expenses led to the full recovery of excess costs, plus accrued interest of $314 ($251 net to the trust) in August 2012.

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

XTO advised the trustee in September 2012 that it deducted $35,601,400 ($28,481,120 net to the trust) related to the Fankhouser settlement. The settlement deduction caused costs to exceed revenues by $27,235,464 ($21,788,371 net to the trust) on properties underlying the Oklahoma net profits interests and by $6,225,126 ($4,980,101 net to the trust) on properties underlying the Kansas net profits interests. However, these excess costs did not reduce net proceeds from the remaining conveyance. XTO advised the trustee in October 2012 that it partially recovered $3,342,186 ($2,673,749 net to the trust) of excess costs. Remaining excess costs at December 31, 2012 were $24,027,648 ($19,222,118 net to the trust) on properties underlying the Oklahoma net profits interests and $6,090,756 ($4,872,605 net to the trust) on properties underlying the Kansas net profits interests (Note 9). The excess costs claimed underlying the Kansas and Oklahoma net profits interests are the subject of pending arbitration described more fully under (Note 9).

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

5. Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Year Ended December 31
	2012	2011	2010
Cumulative actual costs under (over) the amount deducted – beginning of period	$2,396,920	$(809,696)	$909,477
Actual costs	(8,698,842)	(5,593,384)	(8,969,173)
Budgeted costs deducted	6,000,000	8,800,000	7,250,000

Cumulative actual costs (over) under the amount deducted – end of period	$(301,922)	$2,396,920	$(809,696)

The monthly development cost deduction was $500,000 from the September 2009 distribution through the July 2010 distribution. As a result of increased development activity, the development cost deduction was increased to $600,000 beginning with the August 2010 distribution and to $850,000 beginning with the October 2010 distribution and was maintained at that level through the August 2011 distribution. Due to lower than anticipated actual costs as a result of reduced activity, the development cost deduction was decreased to $500,000 beginning with the September 2011 distribution and was maintained at that level through the end of 2012. For further information on 2013 budgeted development costs, see Properties, under Item 2. The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs (over) under previous deductions. XTO Energy has advised the trustee that this monthly deduction will continue to be evaluated and revised as necessary.

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

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Because the trust is a grantor trust for federal tax purposes, each unitholder is taxed directly on his proportionate share of income, deductions and credits of the trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the trust. The income of the trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. During 2012, the trust incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the trust.

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

If a taxpayer disposes of any “Section 1254 property” (certain oil, gas, geothermal or other mineral property), and the adjusted basis of such property includes adjustments for depletion deductions under Section 611 of the Code, the taxpayer generally must recapture the amount deducted for depletion as ordinary income (to the extent of gain realized on the disposition of the property). This depletion recapture rule applies to any disposition of property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the U.S. Treasury Regulations govern dispositions of property after March 13, 1995. The Internal Revenue Service likely will take the position that a unitholder must recapture depletion upon the disposition of a unit.

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

Under current law, the highest marginal U.S. federal income tax rate applicable to ordinary income of individuals is 39.6%, and the highest marginal U.S. federal income tax rate applicable to long-term capital gains (generally, gains from the sale or exchange of certain investment assets held for more than one year) and qualified dividends of individuals is 20%. Such marginal tax rates may be effectively increased by up to 1.2% due to the phaseout of personal exemptions and the limitations on itemized deductions. The highest marginal U.S. federal income tax rate applicable to corporations is 35%, and such rate applies to both ordinary income and capital gains.

Section 1411 of the Code imposes a 3.8% Medicare tax on certain investment income earned by individuals, estates, and trusts for taxable years beginning after December 31, 2012. For these purposes, investment income generally will include a unitholder’s allocable share of the trust’s interest and royalty income plus the gain recognized from a sale of trust units. In the case of an individual, the tax is imposed on the lesser of (i) the individual’s net investment income from all investments, or (ii) the amount by which the individual’s modified adjusted gross income exceeds specified threshold levels depending on such individual’s federal income tax filing status. In the case of an estate or trust, the tax is imposed on the lesser of (i) undistributed net investment income, or (ii) the excess adjusted gross income over the dollar amount at which the highest income tax bracket applicable to an estate or trust begins.

Pending the outcome of arbitration proceedings between the trust and XTO, the trust may be required to bear a portion of the legal settlement costs arising from the Fankhouser settlement (discussed in Part I, Item 3, Legal Proceedings). In the event that the trust is determined to be responsible for such costs, XTO will deduct the costs in its calculation of the net profits income payable to the trust from the applicable net profits interests. Thus, for unitholders, the legal settlement costs

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

will be reflected through a reduction in net profits income received from the trust and thus in a reduction in the gross royalty income reported by and taxable to the unitholders. In addition to the potential settlement costs, the trustee has also incurred legal fees in representing the trust’s interests in the ongoing arbitration. For unitholders, such costs will be reflected through an increase in the trust’s administrative expenses, which are deductible by unitholders in determining the net royalty income from the trust.

Individuals may also incur expenses in connection with the acquisition or maintenance of trust units. These expenses, which are different from a unitholder’s share of the trust’s administrative expenses discussed above, may be deductible as “miscellaneous itemized deductions” only to the extent that such expenses exceed 2 percent of the individual’s gross income.

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

7. State Income Taxes

All revenues from the trust are from sources within Kansas, Oklahoma or Wyoming. Kansas and Oklahoma each impose a state income tax, which is potentially applicable to income from the net profits interests located in each of those states. Because it distributes all of its net income to unitholders, the trust has not been taxed at the trust level in Kansas or Oklahoma. While the trust has not owed tax, the trustee is required to file a return with Oklahoma and Kansas reflecting the income and deductions of the trust attributable to properties located in each state, along with a schedule that includes information regarding distributions to unitholders. Oklahoma taxes the income of nonresidents from real property located within the state, and the trust has been advised by counsel that Oklahoma will tax nonresidents on income from the net profits interest located within the state. Kansas also taxes the income of nonresidents from property located within the state. However, for tax years beginning after December 31, 2012, Kansas allows individuals to deduct certain amounts, including net income from royalties reported on schedule E of their Form 1040 federal individual income tax return, from their federal adjusted gross income when calculating their Kansas taxable income. This deduction applies to amounts reported as royalty income that are received from grantor trusts, such as the trust. Kansas and Oklahoma also impose a corporate income tax that may apply to unitholders organized as corporations (subject to certain exceptions for S corporations and limited liability companies, depending on their treatment for federal tax purposes).

Wyoming does not have a state income tax.

Each unitholder should consult his or her own tax advisor regarding state income tax requirements, if any, applicable to such person’s ownership of trust units.

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

8. XTO Energy Inc.

XTO Energy operates approximately 95% of the underlying properties. In computing net proceeds, XTO Energy deducts an overhead charge for reimbursement of administrative expenses on the underlying properties it operates. As of December 31, 2012, the overhead charge was approximately $967,000 ($773,600 net to the trust) per month and is subject to annual adjustment based on an oil and gas industry index as defined in the trust agreement.

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

Total gas sales from the underlying properties to XTO Energy’s wholly owned subsidiaries were $22.3 million for 2012, or 34% of total gas sales, $35.6 million for 2011, or 35% of total gas sales and, $48.5 million for 2010, or 43% of total gas sales.

On June 25, 2010, XTO Energy became a wholly owned subsidiary of Exxon Mobil Corporation.

9. Contingencies

Litigation

An amended petition for a class action lawsuit, Beer, et al. v. XTO Energy Inc., was filed in January 2006 in the District Court of Texas County, Oklahoma by certain royalty owners of natural gas wells in Oklahoma and Kansas. The plaintiffs allege that XTO Energy has not properly accounted to the plaintiffs for the royalties to which they are entitled and seek an accounting regarding the natural gas and other products produced from their wells and the prices paid for the natural gas and other products produced, and for payment of the monies allegedly owed since June 2002, with a certain limited number of plaintiffs claiming monies owed for additional time. XTO Energy removed the case to federal district court in Oklahoma City. In April 2010, new counsel and representative parties, Fankhouser and Goddard, filed a motion to intervene and prosecute the Beer class, now styled Fankhouser v. XTO Energy Inc. This motion was granted on July 13, 2010. The new plaintiffs and counsel filed an amended complaint asserting new causes of action for breach of fiduciary duties and unjust enrichment. On December 16, 2010, the court certified the class. Cross motions for summary judgment were filed by the parties and ruled on by the court. XTO Energy has informed the trustee that after consideration of the rulings by the court in March and April of 2012, some benefiting XTO Energy and some benefiting the plaintiffs, and with due regard to the vagaries of litigation and their uncertain outcomes, XTO Energy and the plaintiffs entered into settlement negotiations prior to trial and reached a tentative settlement of $37 million on April 23, 2012. XTO has advised the trustee that $1.4 million of the settlement is attributable to Kansas claims which predate the Trust and therefore XTO Energy will not charge to the Trust. The settlement also includes a new royalty calculation for future royalty payments. The hearing for formal court approval was conducted on June 21, 2012 and preliminarily approved by the court on June 29, 2012. A fairness hearing was conducted on October 10, 2012 and the settlement was given final approval by the court. The court’s order sets out the amount of attorneys’ fees and costs awarded to the plaintiffs’ counsel from the $37 million settlement. A third party administrator will make the distribution to the royalty owners as set out in the order approving the settlement.

XTO Energy has advised the trustee it believes that the terms of the conveyances covering the trust’s net profits interests require the trust to bear its 80% interest in the settlement, or approximately $28.5 million, of which $23.4 million will affect the net proceeds from Oklahoma and $5.1 million will affect the net proceeds from Kansas. If so, this will adversely affect the net proceeds of the trust from Oklahoma and Kansas and will result in costs exceeding revenues on

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

these properties. XTO Energy began deducting the settlement amount with the September 2012 distribution. Based on the revised settlement allocation between Oklahoma and Kansas and recent revenue and expense levels, the deductions XTO Energy has made, and will resume making if the Tribunal ultimately rules in XTO Energy’s favor, will cause costs to exceed revenues for approximately 12 months on properties underlying the Oklahoma net profits interests and by approximately 7 years on properties underlying the Kansas net profits interests; however, changes in oil or natural gas prices or expenses could cause the time period to increase or decrease correspondingly. The net profits interest from Wyoming is unaffected and payments will continue to be made from those properties to the extent revenues exceed costs on such properties. XTO Energy has advised the trustee that the settlement would decrease the amount of net profits going forward for the Oklahoma and Kansas properties due to changes in the way costs (such as gathering, compression and fuel) associated with operating the properties will be allocated, resulting in a net gain to the royalty interest owners. XTO Energy has advised the trustee that this expected net upward revision for the royalty interest owners would reduce applicable net profits to XTO Energy and, correspondingly, to the trust. For 2012 the revision would have reduced trust net proceeds by approximately $272,000 (which amount would have been reflected in the June 2012 through December 2012 distributions).

The trustee has advised XTO Energy that all or a portion of the settlement amount should not be deducted from trust revenues. The trustee further advised XTO that, notwithstanding the Fankhouser settlement, XTO should make no change in the manner in which it calculates payments to the trust on a go-forward basis. XTO Energy does not agree with the trustee’s position, and to resolve this disagreement XTO Energy initiated binding arbitration on August 1, 2012 in accordance with the terms of the dispute resolution provisions of the Trust Indenture. On August 17, 2012 the trustee filed its response to XTO’s arbitration claim. All issues in the arbitration will be decided by a panel of three arbitrators (the “Tribunal”). Each side selected one arbitrator and the third arbitrator was selected by the other two appointed arbitrators. The arbitration will be administered by the American Arbitration Association under its commercial rules. The arbitration hearing is tentatively scheduled for October 7, 2013 in Fort Worth, Texas if not sooner disposed of by the parties by agreement or by the Tribunal on motion. Because XTO Energy advised the trustee that it began deducting the settlement in September, the trustee reserved a total of $900,000 from trust distributions to help fund potential legal and other expenses relating to the arbitration. The trustee believed that without such a reserve, the trust was likely to be left without adequate resources to fund the costs of the arbitration out of monthly trust revenues. Because the potential expenses of arbitration are uncertain, especially at this early stage of the arbitration, it is possible that the reserve may not be sufficient to cover all of such expenses.

The trustee requested that the Tribunal enjoin XTO Energy from continuing to deduct the Fankhouser settlement amount while the arbitration is pending. A hearing on the injunction was held on October 27, 2012. The Tribunal ordered that pending the issuance of a final award or further order of the Tribunal, XTO Energy should not treat any costs or expenses associated with the Fankhouser settlement as chargeable against the trust’s net profit interest under the conveyances. The Tribunal denied the trust’s request for an interim order directing XTO Energy to pay the trust the amounts offset against the trust’s September and October 2012 distributions on the basis of the Fankhouser litigation. Based on this decision, deductions associated with the Fankhouser settlement were suspended starting in November 2012. XTO Energy has also informed the trustee that during the pendency of this action, no adjustment will be made to the net profits to the trust on a go-forward basis based on the changes in the way costs will be allocated to royalty owners in accordance with the Fankhouser settlement.

In September 2008, a class action lawsuit was filed against XTO Energy styled Wallace B. Roderick Revocable Living Trust, et al. v. XTO Energy Inc. in the District Court of Kearny County, Kansas. XTO Energy removed the case to federal court in Wichita, Kansas. The plaintiffs allege that XTO Energy has improperly taken post-production costs from royalties paid to the plaintiffs from wells located in Kansas, Oklahoma and Colorado. The plaintiffs have filed a motion to certify the class, including only Kansas and Oklahoma wells not part of the Fankhouser matter. After filing the motion to certify, but prior to the class certification hearing, the plaintiff filed a motion to sever the Oklahoma portion of the case so it could be transferred and consolidated with a newly filed class action in Oklahoma styled Chieftain Royalty Company v. XTO Energy Inc. This motion was granted. The Roderick case now comprises only Kansas wells not previously included in the Fankhouser

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

matter. The case was certified as a class action in March 2012. XTO Energy has filed an appeal of the class certification to the 10th Circuit Court of Appeals on April 11, 2012, believing the class certification was not proper. The appeal was granted on June 26, 2012. The matter has been fully briefed, and oral argument is scheduled for May 8, 2013. The court will rule at a time of its discretion.

In December 2010, a class action lawsuit was filed against XTO Energy styled Chieftain Royalty Company v. XTO Energy Inc. in Coal County District Court, Oklahoma. XTO Energy removed the case to federal court in the Eastern District of Oklahoma. The plaintiffs allege that XTO Energy wrongfully deducted fees from royalty payments on Oklahoma wells, failed to make diligent efforts to secure the best terms available for the sale of gas and its constituents, and demand an accounting to determine whether they have been fully and fairly paid gas royalty interests. The case expressly excludes those claims and wells being prosecuted in the Fankhouser case. The severed Roderick case claims related to the Oklahoma portion of the case were consolidated into Chieftain. The case was certified as a class action in April 2012. XTO Energy has filed an appeal of the class certification to the 10th Circuit Court of Appeals on April 26, 2012, believing the class certification was not proper. The appeal was granted on June 26, 2012. The matter has been fully briefed, and oral argument is scheduled for May 8, 2013. The court will rule at a time of its discretion.

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

On September 12, 2012, a lawsuit was filed against Bank of America as trustee and XTO Energy styled Harold Lamb v. Bank of America and XTO Energy Inc., in the U.S. District Court—Western District of Oklahoma. The plaintiff, Harold Lamb, is a unitholder in the trust and alleges that XTO Energy failed to properly pay and account to the trust under the terms of the net overriding royalty conveyance on certain Kansas and Oklahoma properties and that Bank of America, as trustee, failed to properly oversee such payment and accounting by XTO Energy. Additionally, the plaintiff alleges that Bank of America and XTO Energy have breached a fiduciary duty to the trust based on the allegations found in the Fankhouser class action discussed above. The plaintiffs are seeking unspecified amounts for actual/compensatory damages, punitive damages, disgorgement and injunctive relief. Subsequently, the plaintiff dismissed Bank of America from the lawsuit. The court granted XTO Energy’s motion to transfer venue and has transferred the case to the U.S. District Court for the Northern District of Texas. XTO has also filed two motions to dismiss. XTO Energy has informed the trustee that it believes it has strong defenses to this lawsuit and intends to vigorously defend its position. However, XTO Energy is cognizant of other, similar litigation involving it, such as Fankhouser, and other, unrelated entities. As this case develops XTO Energy will assess its legal position accordingly.

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Standardized Measure

The standardized measure of discounted future net cash flows and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board. Such assumptions include the use of 12-month average prices for oil and gas, based on the first-day-of-the-month price for each month in the period, and year end costs for estimated future development and production expenditures to produce the proved reserves. Future net cash flows are discounted at an annual rate of 10%. No provision is included for federal income taxes since future net cash flows are not subject to taxation at the trust level.

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

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

The average realized gas prices used to determine the standardized measure were $3.21 per Mcf in 2012, $4.67 per Mcf in 2011, $4.45 per Mcf in 2010 and $3.28 per Mcf in 2009. Oil prices used to determine the standardized measure were based on average realized oil prices of $91.90 per Bbl in 2012, $92.92 per Bbl in 2011, $75.91 per Bbl in 2010 and $57.17 per Bbl in 2009.

Proved Reserves

	Underlying Properties		Net Profits Interests
(in thousands)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)

Balance, December 31, 2009	323,245	3,005	117,053	1,124
Extensions, additions and discoveries	11	—	5	—
Revisions of prior estimates	15,813	123	33,833	353
Production — sales volumes	(24,075)	(267)	(12,455)	(141)

Balance, December 31, 2010	314,994	2,861	138,436	1,336
Extensions, additions and discoveries	175	12	70	5
Revisions of prior estimates	(3,567)	115	(1,583)	76
Production — sales volumes	(21,693)	(249)	(10,661)	(130)

Balance, December 31, 2011	289,909	2,739	126,262	1,287
Extensions, additions and discoveries	217	32	96	14
Revisions of prior estimates	(21,574)	(29)	(43,010)	(350)
Production — sales volumes	(20,371)	(229)	(5,992)	(76)

Balance, December 31, 2012	248,181	2,513	77,356	875

Extensions, additions and discoveries in 2010, 2011 and 2012 are primarily related to delineation of additional proved undeveloped reserves in the Anadarko Basin. Revisions of prior estimates of the proved gas reserves for the underlying properties in each year are primarily because of changes in the gas and oil prices. Negative revisions of 2012 gas reserves related primarily to lower gas prices used to estimate reserves and negative revisions of 2011 gas reserves related primarily to increased future costs. Higher upward and downward revisions for the net profits interests as compared with the underlying properties in each year were caused by changes in oil and gas prices and estimated future production and development costs which resulted in an increase or decrease in gas reserves allocated to the trust.

Proved Developed Reserves

	Underlying Properties		Net Profits Interests
(in thousands)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)

December 31, 2009	283,864	2,560	110,050	1,056

December 31, 2010	276,089	2,513	126,349	1,218

December 31, 2011	250,833	2,391	113,312	1,159

December 31, 2012	211,638	2,192	71,327	806

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	December 31
(in thousands)	2012	2011	2010
Underlying Properties
Future cash inflows	$1,028,147	$1,607,753	$1,619,640
Future costs:
Production	579,185	717,786	721,736
Development	64,064	67,668	68,201

Future net cash flows	384,898	822,299	829,703
10% discount factor	181,595	403,608	405,114

Standardized measure	$203,303	$418,691	$424,589

Net Profits Interests
Future cash inflows	$334,857	$716,607	$722,885
Future production taxes	26,939	58,767	59,122

Future net cash flows	307,918	657,840	663,763
10% discount factor	145,275	322,887	324,092

Standardized measure	$162,643	$334,953	$339,671

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)
	2012	2011	2010
Underlying Properties
Standardized measure, January 1	$418,691	$424,589	$275,029

Revisions:
Prices and costs	(215,934)	40,475	207,026
Quantity estimates	(2,787)	(9,059)	(1,121)
Accretion of discount	36,486	37,013	23,818
Future development costs	(1,734)	(3,504)	(796)
Production rates and other	(1,106)	(723)	(781)

Net revisions	(185,075)	64,202	228,146
Extensions, additions and discoveries	1,102	606	18
Production	(37,415)	(79,506)	(85,854)
Development costs	6,000	8,800	7,250

Net change	(215,388)	(5,898)	149,560

Standardized measure, December 31	$203,303	$418,691	$424,589

Net Profits Interests
Standardized measure, January 1	$334,953	$339,671	$220,023
Extensions, additions and discoveries	882	485	14
Accretion of discount	29,189	29,611	19,054
Revisions of prior estimates, changes in price and other	(177,249)	21,751	163,463
Net profits income	(25,132)	(56,565)	(62,883)

Standardized measure, December 31	$162,643	$334,953	$339,671

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

10. Quarterly Financial Data (Unaudited)

The following is a summary of net profits income, distributable income and distributable income per unit by quarter for 2012 and 2011:

	Net Profits Income	Distributable Income	Distributable Income per Unit
2012
First Quarter	$10,073,319	$9,825,440	$0.245636
Second Quarter	6,956,529	6,561,840	0.164046
Third Quarter	3,131,255	2,149,320	0.053733
Fourth Quarter	4,970,935	4,736,320	0.118408

	$25,132,038	$23,272,920	$0.581823

2011
First Quarter	$13,214,098	$12,940,000	$0.323500
Second Quarter	14,667,930	14,402,760	0.360069
Third Quarter	15,477,314	15,333,360	0.383334
Fourth Quarter	13,206,026	13,088,840	0.327221

	$56,565,368	$55,764,960	$1.394124

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust and

Bank of America, N.A., Trustee

We have audited the accompanying statements of assets, liabilities and trust corpus of Hugoton Royalty Trust (the “Trust”) as of December 31, 2012 and 2011, and the related statements of distributable income and changes in trust corpus for each of the two years in the period ended December 31, 2012. We also have audited the Trust’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Trustee’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust at December 31, 2012 and 2011, and the distributable income and changes in trust corpus for each of the two years in the period ended December 31, 2012, on the basis of accounting described in Note 2. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by COSO.

PricewaterhouseCoopers LLP

Dallas, Texas

March 8, 2013

Report of Independent Registered Public Accounting Firm

Bank of America, N.A., as Trustee for the Hugoton Royalty Trust:

We have audited the accompanying statements of distributable income and changes in trust corpus of the Hugoton Royalty Trust for the year ended December 31, 2010. The trustee of Hugoton Royalty Trust is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the trustee, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in note 2 to the financial statements, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of distributable income and changes in trust corpus of Hugoton Royalty Trust for the year ended December 31, 2010, in conformity with the modified cash basis of accounting described in note 2.

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

Trustee’s Report on Internal Control Over Financial Reporting

The trustee, Bank of America, N.A., also known as U.S. Trust, Bank of America Private Wealth Management, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The trustee conducted an evaluation of the effectiveness of the trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the trustee’s evaluation under the framework in Internal Control— Integrated Framework, the trustee concluded that the trust’s internal control over financial reporting was effective as of December 31, 2012. The effectiveness of the trust’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report under Item 8, Financial Statements and Supplementary Data.

Changes in Internal Control Over Financial Reporting

There were no changes in the trust’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the trust’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Section 16(a) of the Securities Exchange Act of 1934 requires that directors, officers, and beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. To the trustee’s knowledge, based solely on the information furnished to the trustee, the trustee is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the trust units of beneficial interest during and for the year ended December 31, 2012.

Because the trust has no employees, it does not have a code of ethics. Employees of the trustee, U.S. Trust, Bank of America Private Wealth Management, must comply with the bank’s code of ethics, a copy of which will be provided to unitholders, without charge, upon request by appointment at Bank of America Plaza, 17th Floor, 901 Main Street, Dallas, Texas 75202.

Item 11. Executive Compensation

The trustee received the following annual compensation from 2010 through 2012 as specified in the trust indenture:

Name and Principal Position	Year	Other Annual Compensation(1)
U.S. Trust, Bank of America	2012	$58,873
Private Wealth Management, Trustee	2011	51,936
	2010	52,563

(1)	Under the trust indenture, the trustee is entitled to an annual administrative fee, paid in equal monthly installments. Such fee can be adjusted annually based on an oil and gas industry index. Upon termination of the trust, the trustee is entitled to a termination fee of $15,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The trust has no equity compensation plans.

(a) Security Ownership of Certain Beneficial Owners.    The trustee is not aware of any person who beneficially owns more than 5% of the outstanding units.

(b) Security Ownership of Management.    The trust has no directors or executive officers. As of January 25, 2013, Bank of America Corporation and its subsidiaries owned, in various fiduciary capacities, 1,016,894 units, with a shared right to vote 988,098 of these units and shared dispositive power with respect to 28,796 of these units. Bank of America, N.A. disclaims any beneficial interests in these units.

(c) Changes in Control.    The trustee knows of no arrangements which may subsequently result in a change in control of the trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In computing net profits income paid to the trust for the net profits interests, XTO Energy deducts an overhead charge for reimbursement of administrative expenses of operating the underlying properties. This charge at December 31, 2012 was approximately $967,000 per month, or $11,604,000 annually (net to the trust of $773,600 per month or $9,283,200 annually), and is subject to annual adjustment based on an oil and gas industry index as defined in the trust agreement.

XTO Energy sells a significant portion of natural gas production from the underlying properties to certain of its wholly owned subsidiaries under contracts in existence when the trust was created, generally at amounts approximating monthly published prices. For further information, see Item 2, Properties.

See Item 11, Executive Compensation, for the remuneration received by the trustee from 2010 through 2012 and Item 12(b), Security Ownership of Management, for information concerning units owned by the trustee in various fiduciary capacities.

As noted in Item 10, Directors, Executive Officers and Corporate Governance, the trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Item 14. Principal Accountant Fees and Services

Fees for services performed by PricewaterhouseCoopers LLP and KPMG LLP for the years ended December 31, 2012 and 2011 are:

	2012	2011
Audit fees-KPMG(a)	$10,017	$59,350
Audit fees-PwC	$89,900	$50,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$99,917	$109,350

(a)	KPMG LLP served as the trust’s independent registered public accounting firm through July 7, 2011, and was replaced by PricewaterhouseCoopers LLP effective on that date.

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

Reports of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2012 and 2011

Statements of Distributable Income for the years ended December 31, 2012, 2011 and 2010

Statements of Changes in Trust Corpus for the years ended December 31, 2012, 2011 and 2010

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

HUGOTON ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: March 8, 2013	By	/S/ JAMES A. HALL
James A. Hall
Vice President — Upstream Business Services

(The trust has no directors or executive officers.)