Form 10-Q
period 2013-03-31
HUGOTON ROYALTY TRUST
filed 2013-05-09
CIK 862022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Outstanding as of April 1, 2013

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

HUGOTON ROYALTY TRUST

GLOSSARY OF TERMS

The following are definitions of significant terms used in this Form 10-Q:

Bbl	Barrel (of oil)

Mcf	Thousand cubic feet (of natural gas)

MMBtu	One million British Thermal Units, a common energy measurement

net proceeds	Gross proceeds received by XTO Energy from sale of production from the underlying properties, less applicable costs, as defined in the net profits interest conveyances.

net profits income	Net proceeds multiplied by the net profits percentage of 80%, which is paid to the trust by XTO Energy. “Net profits income” is referred to as “royalty income” for tax reporting purposes.

net profits interest	An interest in an oil and gas property measured by net profits from the sale of production, rather than a specific portion of production. The following defined net profits interests were conveyed to the trust from the underlying properties:

80% net profits interests—interests that entitle the trust to receive 80% of the net proceeds from the underlying properties.

underlying properties	XTO Energy’s interest in certain oil and gas properties from which the net profits interests were conveyed. The underlying properties include working interests in predominantly gas-producing properties located in Kansas, Oklahoma and Wyoming.

working interest	An operating interest in an oil and gas property that provides the owner a specified share of production that is subject to all production expense and development costs.

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the trust’s financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at March 31, 2013 and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2013 and 2012 have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust and

Bank of America, N.A., Trustee:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Hugoton Royalty Trust (the “Trust”) as of March 31, 2013, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2013 and 2012. These interim financial statements are the responsibility of the Trustee.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus as of December 31, 2012, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein), and in our report dated March 8, 2013, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2012 is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

PricewaterhouseCoopers LLP

Dallas, TX

May 9, 2013

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

Cash and short-term investments	$2,879,516	$3,063,712

Net profits interests in oil and gas properties—net (Note 1)	107,363,021	109,892,977

	$110,242,537	$112,956,689

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$2,450,080	$2,379,120

Legal reserve	429,436	684,592

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	107,363,021	109,892,977

	$110,242,537	$112,956,689

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended March 31
	2013	2012
Net profits income	$8,065,774	$10,073,319
Interest income	154	220

Total income	8,065,928	10,073,539
Administration expense	247,808	248,099

Distributable income	$7,818,120	$9,825,440

Distributable income per unit (40,000,000 units)	$0.195453	$0.245636

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended March 31
	2013	2012
Trust corpus, beginning of period	$109,892,977	$115,367,996
Amortization of net profits interests	(2,529,956)	(1,997,020)
Distributable income	7,818,120	9,825,440
Distributions declared	(7,818,120)	(9,825,440)

Trust corpus, end of period	$107,363,021	$113,370,976

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

•

The trustee routinely reviews the Trust’s net profits interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s net profits interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the net profits interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of March 31, 2013.

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

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $139,703,930 as of March 31, 2013 and $137,173,974 as of December 31, 2012.

2. Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Three Months Ended March 31
	2013	2012
Cumulative actual costs (over) under the amount deducted—beginning of period	$(301,922)	$2,396,920
Actual costs	(1,398,253)	(1,814,237)
Budgeted costs deducted	1,500,000	1,500,000

Cumulative actual costs (over) under the amount deducted—end of period	$(200,175)	$2,082,683

The monthly development cost deduction was $500,000 from the January 2012 distribution through the March 2013 distribution. XTO Energy has advised the trustee that total 2013 budgeted development costs for the underlying properties are between $6 million and $8 million. The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs (over) under previous deductions. XTO Energy has advised the trustee that this monthly deduction will continue to be evaluated and revised as necessary.

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

Because the trust is a grantor trust for federal tax purposes, each unitholder is taxed directly on his proportionate share of income, deductions and credits of the trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the trust. The income of the trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. During the first quarter of 2013, the trust incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the trust.

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

Pending the outcome of arbitration proceedings between the trust and XTO, the trust may be required to bear a portion of the legal settlement costs arising from the Fankhouser settlement (discussed in Note 5). In the event that the trust is determined to be responsible for such costs, XTO will deduct the costs in its calculation of the net profits income payable to the trust from the applicable net profits interests. Thus, for unitholders, the legal settlement costs will be reflected through a reduction in net profits income received from the trust and thus in a reduction in the gross royalty income reported by and taxable to the unitholders. In addition to the potential settlement costs, the trustee has also incurred legal fees in representing the trust’s interests in the ongoing arbitration. For unitholders, such costs will be reflected through an increase in the trust’s administrative expenses, which are deductible by unitholders in determining the net royalty income from the trust.

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

5. Contingencies

An amended petition for a class action lawsuit, Beer, et al. v. XTO Energy Inc., was filed in January 2006 in the District Court of Texas County, Oklahoma by certain royalty owners of natural gas wells in Oklahoma and Kansas. The plaintiffs allege that XTO Energy has not properly accounted to the plaintiffs for the royalties to which they are entitled and seek an accounting regarding the natural gas and other products produced from their wells and the prices paid for the natural gas and other products produced, and for payment of the monies allegedly owed since June 2002, with a certain limited number of plaintiffs claiming monies owed for additional time. XTO Energy removed the case to federal district court in Oklahoma City. In April 2010, new counsel and representative parties, Fankhouser and Goddard, filed a motion to intervene and prosecute the Beer class, now styled Fankhouser v. XTO Energy Inc. This motion was granted on July 13, 2010. The new plaintiffs and counsel filed an amended complaint asserting new causes of action for breach of fiduciary duties and unjust enrichment. On December 16, 2010, the court certified the class. Cross motions for summary judgment were filed by the parties and ruled on by the court. XTO Energy has informed the trustee that after consideration of the rulings by the court in March and April of 2012, some benefiting XTO Energy and some benefiting the plaintiffs, and with due regard to the vagaries of litigation and their uncertain outcomes, XTO Energy and the plaintiffs entered into settlement negotiations prior to trial and reached a tentative settlement of $37 million on April 23, 2012. XTO has advised the trustee that $1.4 million of the settlement is attributable to Kansas claims which predate the Trust and therefore XTO Energy will not charge to the Trust. The settlement also includes a new royalty calculation for future royalty payments. The hearing for formal court approval of the settlement was conducted on June 21, 2012 and preliminarily approved by the court on June 29, 2012. A fairness hearing was conducted on October 10, 2012 and the settlement was given final approval by the court. The court’s order sets out the amount of attorneys’ fees and costs awarded to the plaintiffs’ counsel from the $37 million settlement. A third party administrator will make the distribution to the royalty owners as set out in the order approving the settlement.

XTO Energy has advised the trustee it believes that the terms of the conveyances covering the trust’s net profits interests require the trust to bear its 80% interest in the settlement, or approximately $28.5 million, of which $23.4 million will affect the net proceeds from Oklahoma and $5.1 million will affect the net proceeds from Kansas. If so, this will adversely affect the net proceeds of the trust from Oklahoma and Kansas and will result in costs exceeding revenues on these properties. XTO Energy began deducting the settlement amount with the September 2012 distribution. Based on the revised settlement allocation between Oklahoma and Kansas and recent revenue and expense levels, the deductions XTO Energy has made, and will resume making if the Tribunal (as defined below) ultimately rules in XTO Energy’s favor, will cause costs to exceed revenues for approximately 12 months on properties underlying the Oklahoma net profits interests and by approximately 7 years on properties underlying the Kansas net profits interests; however, changes in oil or natural gas prices or expenses could cause the time period to increase or decrease correspondingly. The net profits interest from Wyoming is unaffected and payments will continue to be made from those properties to the extent revenues exceed costs on such properties. XTO Energy has advised the trustee that the settlement would decrease the amount of net profits going forward for the Oklahoma and Kansas properties due to changes in the way costs (such as gathering, compression and fuel) associated with operating the properties will be allocated, resulting in a net gain to the royalty interest owners. XTO Energy has advised the trustee that this expected net upward revision for the royalty interest owners would reduce applicable net profits to XTO Energy and, correspondingly, to the trust. As of March 31, 2013, the revision would have reduced trust net proceeds by approximately $358,000 (this amount would have been reflected in the June 2012 through March 2013 distributions).

The trustee has advised XTO Energy that all or a portion of the settlement amount should not be deducted from trust revenues. The trustee further advised XTO that, notwithstanding the Fankhouser settlement, XTO should make no change in the manner in which it calculates payments to the trust on a go-forward basis. XTO Energy does not agree with the trustee’s position, and to resolve this disagreement XTO Energy initiated binding arbitration on August 1, 2012 in accordance with the terms of the dispute resolution provisions of the Trust Indenture. On August 17, 2012 the trustee filed its response to XTO’s arbitration claim. All issues in the arbitration will be decided by a panel of three arbitrators (the “Tribunal”). Each side selected one arbitrator and the third arbitrator was selected by the other two appointed arbitrators. The arbitration will be administered by the American Arbitration Association under its commercial rules. The arbitration hearing is scheduled to begin November 12, 2013 in Fort Worth, Texas if not sooner disposed of by the parties by agreement or by the Tribunal on motion. Because XTO Energy advised the trustee that it began deducting the settlement in September, the trustee reserved a total of $900,000 from trust distributions to help fund potential legal and other expenses relating to the arbitration. The trustee believed that without such a reserve, the trust was likely to be left without adequate resources to fund the costs of the arbitration out of monthly trust revenues. Because the potential expenses of arbitration are uncertain, especially at this early stage of the arbitration, it is possible that the reserve may not be sufficient to cover all of such expenses.

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

In September 2008, a class action lawsuit was filed against XTO Energy styled Wallace B. Roderick Revocable Living Trust, et al. v. XTO Energy Inc. in the District Court of Kearny County, Kansas. XTO Energy removed the case to federal court in Wichita, Kansas. The plaintiffs allege that XTO Energy has improperly taken post-production costs from royalties paid to the plaintiffs from wells located in Kansas, Oklahoma and Colorado. The plaintiffs have filed a motion to certify the class, including only Kansas and Oklahoma wells not part of the Fankhouser matter. After filing the motion to certify, but prior to the class certification hearing, the plaintiff filed a motion to sever the Oklahoma portion of the case so it could be transferred and consolidated with a newly filed class action in Oklahoma styled Chieftain Royalty Company v. XTO Energy Inc. This motion was granted. The Roderick case now comprises only Kansas wells not previously included in the Fankhouser matter. The case was certified as a class action in March 2012. XTO Energy has filed an appeal of the class certification to the 10th Circuit Court of Appeals on April 11, 2012, believing the class certification was not proper. The appeal was granted on June 26, 2012. The matter has been fully briefed, and oral argument occurred May 8, 2013. The court will rule at a time of its discretion.

In December 2010, a class action lawsuit was filed against XTO Energy styled Chieftain Royalty Company v. XTO Energy Inc. in Coal County District Court, Oklahoma. XTO Energy removed the case to federal court in the Eastern District of Oklahoma. The plaintiffs allege that XTO Energy wrongfully deducted fees from royalty payments on Oklahoma wells, failed to make diligent efforts to secure the best terms available for the sale of gas and its constituents, and demand an accounting to determine whether they have been fully and fairly paid gas royalty interests. The case expressly excludes those claims and wells being prosecuted in the Fankhouser case. The severed Roderick case claims related to the Oklahoma portion of the case were consolidated into Chieftain. The case was certified as a class action in April 2012. XTO Energy has filed an appeal of the class certification to the 10th Circuit Court of Appeals on April 26, 2012, believing the class certification was not proper. The appeal was granted on June 26, 2012. The matter has been fully briefed, and oral argument occurred May 8, 2013. The court will rule at a time of its discretion.

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

6. Other

In accordance with the terms of the Hugoton Royalty Trust Indenture, XTO Energy has advised the trustee that on April 24, 2013 it sold properties underlying the Oklahoma net profits interests for approximately $1,188,430 ($950,744 net to the trust) pending any additional closing adjustments. This amount will be included in the May 2013 distribution which will be paid on June 14, 2013.

The trust is required to join in a sale of up to 1% of the value of the net profits interests in any calendar year, pursuant to notice from XTO Energy of its desire to sell the related underlying properties.

Item 2. Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the trust’s 2012 Annual Report on Form 10-K, as well as the condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the trust’s web site at www.hugotontrust.com.

Distributable Income

For the quarter ended March 31, 2013, net profits income was $8,065,774, as compared to $10,073,319 for first quarter 2012. Decreased net profits income is primarily the result of decreased gas production ($1.4 million) and lower oil and gas prices ($1.0 million), partially offset by increased oil production ($0.3 million). See “Net Profits Income” on following page.

After adding interest income of $154 and deducting administration expense of $247,808, distributable income for the quarter ended March 31, 2013 was $7,818,120, or $0.195453 per unit of beneficial interest. Changes in interest income are attributable to fluctuations in net profits income and interest rates. Administration expense for the quarter decreased $291 from the prior year quarter. For first quarter 2012, distributable income was $9,825,440 or $0.245636 per unit.

Distributions to unitholders for the quarter ended March 31, 2013 were:

Record Date	Payment Date	Distribution per Unit
January 31, 2013	February 14, 2013	$0.065536
February 28, 2013	March 14, 2013	0.068665
March 28, 2013	April 12, 2013	0.061252

		$0.195453

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

•	oil and gas sales volumes,

•	oil and gas sales prices, and

•	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended March 31 (a)		Increase
	2013	2012	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	4,726,470	5,193,931	(9%)
Average per day	51,375	56,456	(9%)
Net profits interests	1,780,879	2,185,611	(19%)

Oil (Bbls) (b)
Underlying properties	55,819	51,627	8%
Average per day	607	561	8%
Net profits interests	23,526	23,765	(1%)

Average Sales Prices
Gas (per Mcf)	$3.87	$4.00	(3%)
Oil (per Bbl)	$83.95	$95.36	(12%)

Revenues
Gas sales	$18,293,765	$20,787,123	(12%)
Oil sales	4,685,822	4,923,178	(5%)

Total Revenues	22,979,587	25,710,301	(11%)

Costs
Taxes, transportation and other	2,837,181	2,971,051	(5%)
Production expense	5,737,914	5,955,895	(4%)
Development costs (c)	1,500,000	1,500,000	-
Overhead	2,822,274	2,691,706	5%

Total Costs	12,897,369	13,118,652	(2%)

Net Proceeds	10,082,218	12,591,649	(20%)

Net Profits Percentage	80%	80%

Net Profits Income	$8,065,774	$10,073,319	(20%)

(a)	Because of the two-month interval between time of production and receipt of net profits income by the trust, oil and gas sales for the quarter ended March 31 generally represent production for the period November through January.
(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. As product prices change, the trust’s share of the production volumes is impacted as the quantity of production to cover expenses in reaching the net profits break-even level changes inversely with price. As such, the underlying property production volume changes may not correlate with the trust’s net profit share of those volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.
(c)	See Note 2 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from first quarter 2012 to first quarter 2013:

Sales Volumes

Gas sales volumes decreased 9% and oil sales volumes increased 8% from first quarter 2012 to first quarter 2013. Decreased gas sales volumes are primarily due to natural production decline and the timing of cash receipts. Increased oil sales volumes are primarily due to the timing of cash receipts, partially offset by natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Gas

The first quarter 2013 average gas price was $3.87 per Mcf, a 3% decrease from the first quarter 2012 average gas price of $4.00 per Mcf. Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The first quarter 2013 gas price is primarily related to production from November 2012 through January 2013, when the average NYMEX price was $3.51 per MMBtu. The average NYMEX price for February and March 2013 was $3.33 per MMBtu. At April 18, 2013, the average NYMEX futures price for the following twelve months was $4.52 per MMBtu.

Oil

The first quarter 2013 average oil price was $83.95 per Bbl, a 12% decrease from the first quarter 2012 average oil price of $95.36 per Bbl. Oil prices are expected to remain volatile. The first quarter 2013 oil price is primarily related to production from November 2012 through January 2013, when the average NYMEX price was $89.87 per Bbl. The average NYMEX price for February and March 2013 was $94.33 per Bbl. At April 18, 2013, the average NYMEX futures price for the following twelve months was $87.36 per Bbl.

Costs

Taxes, Transportation and Other

Taxes, transportation and other decreased 5% for the first quarter primarily because of decreased oil and gas production taxes and other deductions related to lower oil and gas revenues, partially offset by increased property taxes related to the timing of cash expenditures.

Production Expense

Production expense decreased 4% for the first quarter primarily because of decreased repairs and maintenance, fuel, and compressor costs, partially offset by increased water disposal and labor costs.

Overhead

Overhead increased 5% for the first quarter primarily because of the annual rate adjustment based on an industry index.

Development Costs

Development costs deducted in the calculation of net profits income are based primarily on the current level of development expenditures and the development budget. Development costs for first quarter 2013 were flat from the prior year quarter.

At December 31, 2012, cumulative actual costs exceeded cumulative budgeted costs deducted by approximately $0.3 million. In calculating net profits income for the quarter ended March 31, 2013, XTO Energy deducted budgeted development costs of $1.5 million. After considering actual development costs of $1.4 million for the quarter, actual costs exceeded cumulative budgeted costs deducted by $0.2 million. First quarter actual development costs primarily relate to disbursements for development activity in fourth quarter 2012.

XTO Energy has advised the trustee that total 2013 budgeted development costs for the underlying properties are between $6 million and $8 million. The 2013 budget year generally coincides with the trust distribution months from April 2013 through March 2014. The monthly development cost deduction will be reevaluated by XTO Energy and revised as necessary, based on the 2013 budget and the timing and amount of actual expenditures. See Note 2 to Condensed Financial Statements.

Other

In accordance with the terms of the Hugoton Royalty Trust Indenture, XTO Energy has advised the trustee that on April 24, 2013 it sold properties underlying the Oklahoma net profits interests for approximately $1,188,430 ($950,744 net to the trust) pending any additional closing adjustments. This amount will be included in the May 2013 distribution which will be paid on June 14, 2013.

The trust is required to join in a sale of up to 1% of the value of the net profits interests in any calendar year, pursuant to notice from XTO Energy of its desire to sell the related underlying properties.

Contingencies

XTO Energy has entered into a settlement agreement in connection with certain litigation that may adversely affect the net proceeds of the trust from Oklahoma and Kansas, depending on the outcome of a pending arbitration proceeding between XTO Energy and the trust. Additionally, XTO Energy is a party to certain other litigation affecting the underlying properties. See Note 5 to Condensed Financial Statements.

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

Forward-Looking Statements

Statements in this report relating to future plans, predictions, events or conditions are forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding the net profits interests, underlying properties, development activities, annual and monthly development, production and other costs and expenses, monthly development cost deductions, oil and gas prices and differentials to NYMEX prices, supply levels, future drilling, workover and restimulation plans, the outcome of litigation and impact on trust proceeds, distributions to unitholders and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2012, which is incorporated by this reference as though fully set forth herein. XTO Energy and the trustee assume no duty to update these statements as of any future date.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the trust’s market risks from the information disclosed in Part II, Item 7A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2012.

Items 2 through 5.

Not applicable.

Item 6. Exhibits.

(a)	Exhibits.

Exhibit Number
and Description

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Hugoton Royalty Trust filed with the Securities and Exchange Commission on March 8, 2013 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST By BANK OF AMERICA, N.A., TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: May 9, 2013	By	/S/ BETH E. CASTEEL
Beth E. Casteel
Vice President—Upstream Business Services