Form 10-Q
period 2013-06-30
HUGOTON ROYALTY TRUST
filed 2013-08-06
CIK 862022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Outstanding as of July 1, 2013

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at June 30, 2013 and the distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2013 and 2012 have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. The condensed financial statements as of June 30, 2013, and for the three-month and six-month periods ended June 30, 2013 and 2012 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust and

Bank of America, N.A., Trustee:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Hugoton Royalty Trust (the “Trust”) as of June 30, 2013, and the related condensed statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2013 and 2012. These interim financial statements are the responsibility of the Trustee.

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

PricewaterhouseCoopers LLP

Dallas, TX

August 6, 2013

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Cash and short-term investments	$3,558,508	$3,063,712
Net profits interests in oil and gas properties - net (Note 1)	104,497,013	109,892,977

	$108,055,521	$112,956,689

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$3,258,440	$2,379,120
Legal reserve	300,068	684,592
Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	104,497,013	109,892,977

	$108,055,521	$112,956,689

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Net profits income	$9,457,572	$6,956,529	$17,523,346	$17,029,848
Interest income	166	149	320	369

Total income	9,457,738	6,956,678	17,523,666	17,030,217
Administration expense	252,058	394,838	499,866	642,937

Distributable income	$9,205,680	$6,561,840	$17,023,800	$16,387,280

Distributable income per unit (40,000,000 units)	$0.230142	$0.164046	$0.425595	$0.409682

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Trust corpus, beginning of period	$107,363,021	$113,370,976	$109,892,977	$115,367,996
Amortization ofnet profits interests	(2,866,008)	(1,481,556)	(5,395,964)	(3,478,576)
Distributable income	9,205,680	6,561,840	17,023,800	16,387,280
Distributions declared	(9,205,680)	(6,561,840)	(17,023,800)	(16,387,280)

Trust corpus, end of period	$104,497,013	$111,889,420	$104,497,013	$111,889,420

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

•

The trust may dispose of all or part of the net profits interests if approved by a vote of holders of 80% or more of the outstanding trust units, or upon trust termination. Otherwise, the trust is required to sell up to 1% of the value of the net profits interests in any calendar year, pursuant to notice from XTO Energy of its desire to sell the related underlying properties. Any sale must be for cash with 80% of the proceeds distributed to the unitholders on the next declared distribution.

•

The trustee routinely reviews the Trust’s net profits interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s net profits interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the net profits interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of June 30, 2013.

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

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $142,569,938 as of June 30, 2013 and $137,173,974 as of December 31, 2012.

2.	Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Cumulative actual costs (over) under the amount deducted - beginning of period	$(200,175)	$2,082,683	$(301,922)	$2,396,920
Actual costs	(1,503,202)	(4,038,336)	(2,901,455)	(5,852,573)
Budgeted costs deducted	1,500,000	1,500,000	3,000,000	3,000,000

Cumulative actual costs (over) under the amount deducted - end of period	$(203,377)	$(455,653)	$(203,377)	$(455,653)

The monthly development cost deduction was $500,000 from the January 2012 distribution through the June 2013 distribution. XTO Energy has advised the trustee that total 2013 budgeted development costs for the underlying properties are between $6 million and $8 million. The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs (over) under previous deductions. XTO Energy has advised the trustee that this monthly deduction will continue to be evaluated and revised as necessary.

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

Because the trust is a grantor trust for federal tax purposes, each unitholder is taxed directly on his proportionate share of income, deductions and credits of the trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the trust. The income of the trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. During the first six months of 2013, the trust incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the trust. In addition, the trust received proceeds attributable to the sale of certain properties underlying the Oklahoma net profits interests (see discussion in Note 6).

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

If a taxpayer disposes of any “Section 1254 property” (certain oil, gas, geothermal or other mineral property), and the adjusted basis of such property includes adjustments for depletion deductions under Section 611 of the Internal Revenue Code ( the “Code”), the taxpayer generally must recapture the amount deducted for depletion as ordinary income (to the extent of gain realized on the disposition of the property). This depletion recapture rule applies to any disposition of property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the U.S. Treasury Regulations govern dispositions of property after March 13, 1995. The Internal Revenue Service likely will take the position that a unitholder must recapture depletion upon the disposition of a unit.

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

XTO Energy has advised the trustee it believes that the terms of the conveyances covering the trust’s net profits interests require the trust to bear its 80% interest in the settlement, or approximately $28.5 million, of which $23.4 million will affect the net proceeds from Oklahoma and $5.1 million will affect the net proceeds from Kansas. If so, this will adversely affect the net proceeds of the trust from Oklahoma and Kansas and will result in costs exceeding revenues on these properties. XTO Energy began deducting the settlement amount with the September 2012 distribution. Based on the revised settlement allocation between Oklahoma and Kansas and recent revenue and expense levels, the deductions XTO Energy has made, and will resume making if the Tribunal (as defined below) ultimately rules in XTO Energy’s favor, will cause costs to exceed revenues for approximately 12 months on properties underlying the Oklahoma net profits interests and by approximately 7 years on properties underlying the Kansas net profits interests; however, changes in oil or natural gas prices or expenses could cause the time period to increase or decrease correspondingly. Excess costs must be recovered, with accrued interest, from the future net proceeds of that conveyance and cannot reduce net proceeds from other conveyances. The net profits interest from Wyoming is unaffected and payments will continue to be made from those properties to the extent revenues exceed costs on such properties. XTO Energy has advised the trustee that the settlement would decrease the amount of net profits going forward for the Oklahoma and Kansas properties due to changes in the way costs (such as gathering, compression and fuel) associated with operating the properties will be allocated, resulting in a net gain to the royalty interest owners. XTO Energy has advised the trustee that this expected net upward revision for the royalty interest owners would reduce applicable net profits to XTO Energy and, correspondingly, to the trust. As of June 30, 2013, the revision would have reduced trust net proceeds by approximately $559,000 (this amount would have been reflected in the June 2012 through June 2013 distributions).

The trustee has advised XTO Energy that all or a portion of the settlement amount should not be deducted from trust revenues. The trustee further advised XTO that, notwithstanding the Fankhouser settlement, XTO should make no change in the manner in which it calculates payments to the trust on a go-forward basis. XTO Energy does not agree with the trustee’s position, and to resolve this disagreement XTO Energy initiated binding arbitration on August 1, 2012 in accordance with the terms of the dispute resolution provisions of the Trust Indenture. On August 17, 2012 the trustee filed its response to XTO’s arbitration claim. All issues in the arbitration will be decided by a panel of three arbitrators (the “Tribunal”). Each side selected one arbitrator and the third arbitrator was selected by the other two appointed arbitrators. The arbitration will be administered by the American Arbitration Association under its commercial rules. The arbitration hearing is scheduled to begin November 12, 2013 in Fort Worth, Texas if not sooner disposed of by the parties by agreement or by the Tribunal on motion. Because XTO Energy advised the trustee that it began deducting the settlement in September, the trustee reserved a total of $900,000 from trust distributions to help fund potential legal and other expenses relating to the arbitration. The trustee believed that without such a reserve, the trust was likely to be left without adequate resources to fund the costs of the arbitration out of monthly trust revenues. Because the potential expenses of arbitration are uncertain, especially at this stage of the process, it is possible that the reserve may not be sufficient to cover all of such expenses.

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

In September 2008, a class action lawsuit was filed against XTO Energy styled Wallace B. Roderick Revocable Living Trust, et al. v. XTO Energy Inc. in the District Court of Kearny County, Kansas. XTO Energy removed the case to federal court in Wichita, Kansas. The plaintiffs allege that XTO Energy has improperly taken post-production costs from royalties paid to the plaintiffs from wells located in Kansas,

Oklahoma and Colorado. The plaintiffs have filed a motion to certify the class, including only Kansas and Oklahoma wells not part of the Fankhouser matter. After filing the motion to certify, but prior to the class certification hearing, the plaintiff filed a motion to sever the Oklahoma portion of the case so it could be transferred and consolidated with a newly filed class action in Oklahoma styled Chieftain Royalty Company v. XTO Energy Inc. This motion was granted. The Roderick case now comprises only Kansas wells not previously included in the Fankhouser matter. The case was certified as a class action in March 2012. XTO Energy filed an appeal of the class certification to the 10th Circuit Court of Appeals on April 11, 2012, believing the class certification was not proper. The appeal was granted on June 26, 2012. The oral argument occurred May 8, 2013. The court reversed the certification of the class and remanded the case back to the trial court for further proceedings.

In December 2010, a class action lawsuit was filed against XTO Energy styled Chieftain Royalty Company v. XTO Energy Inc. in Coal County District Court, Oklahoma. XTO Energy removed the case to federal court in the Eastern District of Oklahoma. The plaintiffs allege that XTO Energy wrongfully deducted fees from royalty payments on Oklahoma wells, failed to make diligent efforts to secure the best terms available for the sale of gas and its constituents, and demand an accounting to determine whether they have been fully and fairly paid gas royalty interests. The case expressly excludes those claims and wells being prosecuted in the Fankhouser case. The severed Roderick case claims related to the Oklahoma portion of the case were consolidated into Chieftain. The case was certified as a class action in April 2012. XTO Energy filed an appeal of the class certification to the 10th Circuit Court of Appeals on April 26, 2012, believing the class certification was not proper. The appeal was granted on June 26, 2012. The oral argument occurred May 8, 2013. The court reversed the certification of the class and remanded the case back to the trial court for further proceedings.

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

In accordance with the terms of the Hugoton Royalty Trust Indenture, XTO Energy advised the trustee that on April 24, 2013 it sold properties underlying the Oklahoma net profits interests for approximately $1,188,430 ($950,744 net to the trust) pending any additional closing adjustments. This amount was included in the May 2013 distribution.

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

Distributable Income

Quarter

For the quarter ended June 30, 2013, net profits income was $9,457,572, as compared to $6,956,529 for second quarter 2012. This 36% increase in net profits income is primarily the result of higher gas prices ($3.7 million), proceeds from the property sale in May 2013 ($1.0 million) and decreased production expenses ($0.4 million), partially offset by decreased oil and gas production ($2.7 million). See “Net Profits Income” on the following page.

After adding interest income of $166 and deducting administration expense of $252,058, distributable income for the quarter ended June 30, 2013 was $9,205,680, or $0.230142 per unit of beneficial interest. Administration expense for the quarter decreased $142,780 as compared to the prior year quarter. For second quarter 2012, distributable income was $6,561,840, or $0.164046 per unit. Distributions to unitholders for the quarter ended June 30, 2013 were:

		Distribution
Record Date	Payment Date	per Unit
April 30, 2013	May 14, 2013	$0.063863
May 31, 2013	June 14, 2013	0.084818
June 28, 2013	July 15, 2013	0.081461

		$0.230142

Six Months

For the six months ended June 30, 2013, net profits income was $17,523,346 compared with $17,029,848 for the same 2012 period. This 3% increase in net profits income is primarily the result of higher gas prices ($3.1 million) and proceeds from the property sale in May 2013 ($1.0 million), partially offset by decreased oil and gas production ($3.7 million). See “Net Profits Income” below.

After adding interest income of $320 and deducting administration expense of $499,866, distributable income for the six months ended June 30, 2013 was $17,023,800, or $0.425595 per unit of beneficial interest. Administration expense for the six months ended June 30, 2013 decreased $143,071 as compared with the same 2012 period. For the six months ended June 30, 2012, distributable income was $16,387,280, or $0.409682 per unit.

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

•	oil and gas sales volumes,

•	oil and gas sales prices, and

•	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months			Six Months
	Ended June 30 (a)		Increase	Ended June 30 (a)		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	4,522,490	4,913,513	(8%)	9,248,960	10,107,444	(8%)
Average per day	50,814	54,595	(7%)	51,099	55,535	(8%)
Net profits interests	2,017,434	1,621,395	24%	3,798,313	3,807,006	—
Oil (Bbls) (b)
Underlying properties	44,560	62,354	(29%)	100,379	113,981	(12%)
Average per day	501	693	(28%)	555	626	(11%)
Net profits interests	22,579	24,784	(9%)	46,105	48,549	(5%)
Average Sales Prices
Gas (per Mcf)	$3.98	$3.05	30%	$3.92	$3.54	11%
Oil (per Bbl)	$102.04	$100.63	1%	$91.98	$98.24	(6%)
Revenues
Gas sales	$17,987,607	$14,977,782	20%	$36,281,372	$35,764,905	1%
Oil sales	4,546,688	6,274,340	(28%)	9,232,510	11,197,518	(18%)

Total Revenues	22,534,295	21,252,122	6%	45,513,882	46,962,423	(3%)

Costs
Taxes, transportationand other	2,505,312	2,649,939	(5%)	5,342,493	5,620,990	(5%)
Production expense	5,015,044	5,650,714	(11%)	10,752,958	11,606,609	(7%)
Development costs (c)	1,500,000	1,500,000	—	3,000,000	3,000,000	—
Overhead	2,880,404	2,755,808	5%	5,702,678	5,447,514	5%

Total Costs	11,900,760	12,556,461	(5%)	24,798,129	25,675,113	(3%)

Other Proceeds
Property Sales (d)	1,188,430	—	—	1,188,430	—	—
Net Proceeds	11,821,965	8,695,661	36%	21,904,183	21,287,310	3%
Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$9,457,572	$6,956,529	36%	$17,523,346	$17,029,848	3%

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

The following are explanations of significant variances on the underlying properties from second quarter 2012 to second quarter 2013 and from the first six months of 2012 to the comparable period in 2013:

Sales Volumes

Gas

Gas sales volumes decreased 8% for second quarter and the six-month period as compared with the same 2012 periods primarily because of natural production decline.

Oil

Oil sales volumes decreased 29% for second quarter 2013 and 12% for the six-month period as compared with the same 2012 periods primarily because of the timing of cash receipts and natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Gas

The second quarter 2013 average gas price was $3.98 per Mcf, a 30% increase from the second quarter 2012 average gas price of $3.05 per Mcf. For the six-month period, the average gas price increased 11% to $3.92 per Mcf in 2013 from $3.54 per Mcf in 2012. Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The second quarter 2013 gas price is primarily related to production from February through April 2013, when the average NYMEX price was $3.54 per MMBtu. The average NYMEX price for May and June 2013 was $4.15 per MMBtu. At July 22, 2013, the average NYMEX futures price for the following twelve months was $3.86 per MMBtu.

Oil

The second quarter 2013 average oil price was $102.04 per Bbl, a 1% increase from the second quarter 2012 average oil price of $100.63 per Bbl. The year-to-date average oil price decreased 6% to $91.98 per Bbl in 2013 from $98.24 per Bbl in 2012. Oil prices are expected to remain volatile. The second quarter 2013 oil price is primarily related to production from February through April 2013, when the average NYMEX price was $93.50 per Bbl. The average NYMEX price for May and June 2013 was $95.22 per Bbl. At July 22, 2013, the average NYMEX futures price for the following twelve months was $100.73 per Bbl.

Costs

Taxes, Transportation and Other

Taxes, transportation and other decreased 5% for the quarter and 5% for the six-month period primarily because of decreased oil production taxes related to lower oil revenues and decreased property taxes related to the timing of cash expenditures, partially offset by increased gas production taxes and other deductions related to higher gas revenues.

Production Expense

Production expense decreased 11% for the quarter primarily because of decreased compressor rental costs, marketing and economic rebates included in 2013, repairs and maintenance and water disposal costs, partially offset by increased labor costs. Production expense decreased 7% for the six-month period primarily because of decreased repairs and maintenance, compressor rental, outside operated and fuel costs, and marketing and economic rebates included in 2013, partially offset by increased labor costs.

Development Costs

Development costs deducted in the calculation of net profits income are based primarily on the current level of development expenditures and the development budget. These development costs were flat for the second quarter and for the six-month period.

At December 31, 2012, cumulative actual costs exceeded cumulative budgeted costs deducted by approximately $0.3 million. In calculating net profits income for the quarter ended June 30, 2013, XTO Energy deducted budgeted development costs of $1.5 million for the quarter and $3.0 million for the six-month period. After considering actual development costs of $1.5 million for the quarter and $2.9 million for the six-month period, cumulative actual costs exceeded budgeted costs deducted by approximately $0.2 million at June 30, 2013.

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

Overhead

Overhead increased 5% for the quarter and 5% for the six-month period primarily because of the annual rate adjustment based on an industry index.

Other

In accordance with the terms of the Hugoton Royalty Trust Indenture, XTO Energy advised the trustee that on April 24, 2013 it sold properties underlying the Oklahoma net profits interests for approximately $1,188,430 ($950,744 net to the trust) pending any additional closing adjustments. This amount was included in the May 2013 distribution.

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

HUGOTON ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: August 6, 2013	By	/S/ BETH E. CASTEEL
Beth E. Casteel
Vice President - Upstream Business Services