Form 10-Q
period 2013-09-30
HUGOTON ROYALTY TRUST
filed 2013-11-12
CIK 862022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Outstanding as of October 1, 2013

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at September 30, 2013 and the distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2013 and 2012 have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. The condensed financial statements as of September 30, 2013, and for the three-month and nine-month periods ended September 30, 2013 and 2012 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust and

Bank of America, N.A., Trustee:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Hugoton Royalty Trust (the “Trust”) as of September 30, 2013, and the related condensed statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2013 and 2012. These interim financial statements are the responsibility of the Trustee.

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

PricewaterhouseCoopers LLP

Dallas, TX

November 12, 2013

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Cash and short-term investments	$2,936,466	$3,063,712
Net profits interests in oil and gas properties—net (Note 1)	101,511,880	109,892,977

	$104,448,346	$112,956,689

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$2,624,320	$2,379,120
Legal Reserve	312,146	684,592
Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	101,511,880	109,892,977

	$104,448,346	$112,956,689

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Net profits income	$10,581,606	$3,131,255	$28,104,952	$20,161,103
Interest income	235	87	555	456

Total income	10,581,841	3,131,342	28,105,507	20,161,559
Administration expense	527,281	982,022	1,027,147	1,624,959

Distributable income	$10,054,560	$2,149,320	$27,078,360	$18,536,600

Distributable income per unit (40,000,000 units)	$0.251364	$0.053733	$0.676959	$0.463415

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Trust corpus, beginning of period	$104,497,013	$111,889,420	$109,892,977	$115,367,996
Amortization of net profits interests	(2,985,133)	(785,079)	(8,381,097)	(4,263,655)
Distributable income	10,054,560	2,149,320	27,078,360	18,536,600
Distributions declared	(10,054,560)	(2,149,320)	(27,078,360)	(18,536,600)

Trust corpus, end of period	$101,511,880	$111,104,341	$101,511,880	$111,104,341

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

•	Net profits income is computed separately for each of the three conveyances under which the net profits interests were conveyed to the trust. If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from the other conveyances.

•	Interest income and distribution payable to unitholders include interest earned on the previous month’s investment.

•	Trust expenses are recorded based on liabilities paid and cash reserves established by the trustee for liabilities and contingencies.

•	Distributions to unitholders are recorded when declared by the trustee.

•	The trust may dispose of all or part of the net profits interests if approved by a vote of holders of 80% or more of the outstanding trust units, or upon trust termination. Otherwise, the trust is required to sell up to 1% of the value of the net profits interests in any calendar year, pursuant to notice from XTO Energy of its desire to sell the related underlying properties. Any sale must be for cash with 80% of the proceeds distributed to the unitholders on the next declared distribution.

•	The trustee routinely reviews the Trust’s net profits interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s net profits interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the net profits interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of September 30, 2013.

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

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $145,555,071 as of September 30, 2013 and $137,173,974 as of December 31, 2012.

2.	Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Cumulative actual costs (over) under the amount deducted—beginning of period	$(203,377)	$(455,653)	$(301,922)	$2,396,920
Actual costs	(1,339,057)	(2,030,514)	(4,240,512)	(7,883,087)
Budgeted costs deducted	1,700,000	1,500,000	4,700,000	4,500,000

Cumulative actual costs under (over) the amount deducted—end of period	$157,566	$(986,167)	$157,566	$(986,167)

The monthly development cost deduction was $500,000 from the January 2012 distribution through the July 2013 distribution. XTO Energy has advised the trustee that as a result of increased development activity it increased the monthly development cost deduction from $500,000 to $600,000 beginning with the August 2013 distribution and it expects it to remain at that level through the December 2013 distribution. XTO Energy has advised the trustee that total 2013 budgeted development costs for the underlying properties are between $6 million and $8 million. The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. XTO Energy has advised the trustee that this monthly deduction will continue to be evaluated and revised as necessary.

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

Because the trust is a grantor trust for federal tax purposes, each unitholder is taxed directly on his proportionate share of income, deductions and credits of the trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the trust. The income of the trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. During the first nine months of 2013, the trust incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the trust. In addition, the trust received proceeds attributable to the sale of certain properties underlying the Oklahoma net profits interests (see discussion in Note 6).

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

Pending the outcome of arbitration proceedings between the trust and XTO, the trust may be required to bear a portion of the legal settlement costs arising from the Fankhouser settlement (discussed in Note 5). In the event that the trust is determined to be responsible for such costs, XTO will deduct the costs in its calculation of the net profits income payable to the trust from the applicable net profits interests. Thus, for unitholders, the legal settlement costs will be reflected through a reduction in net profits income received from the trust and thus in a reduction in the gross royalty income reported by and taxable to the unitholders. In addition to the potential settlement costs, the trustee has also incurred legal fees in representing the trust’s interests in the ongoing arbitration and other pending litigation matters also discussed in Note 5. For unitholders, such costs will be reflected through an increase in the trust’s administrative expenses, which are deductible by unitholders in determining the net royalty income from the trust.

The difference between the per-unit taxable income for any period and the per-unit cash distributions, if any, reported for such period is attributable to (i) items that are not currently deductible, such as an increase in the cash reserve maintained by the trust for the payment of future expenditures, (ii) the current deduction of expenses that are paid with amounts previously reserved and (iii) items that do not constitute taxable income, such as a decrease in the cash reserve maintained by the trust and/or a return of capital. In 2012 and 2013, the trustee has elected to reserve amounts from monthly distributions in anticipation of legal fees related to current and anticipated litigation (see discussion in Note 5), so the taxable income per period has frequently differed from the actual amount distributed to unitholders.

Individuals may also incur expenses in connection with the acquisition or maintenance of trust units. These expenses, which are different from a unitholder’s share of the trust’s administrative expenses discussed above, may be deductible as “miscellaneous itemized deductions” only to the extent that such expenses exceed 2 percent of the individual’s gross income.

Some trust units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, collectively referred to herein as “middlemen”). Therefore, the trustee considers the trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. U.S. Trust, Bank of America Private Wealth Management, EIN: 56-0906609, Post Office Box 830650, Dallas, Texas, 75283-0650, telephone number 1-877-228-5083, email address trustee1@hugotontrust.com, is the representative of the trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the trust as a WHFIT. Tax information is also posted by the trustee at www.hugotontrust.com. Notwithstanding the foregoing, the middlemen holding trust units on behalf of unitholders, and not the trustee of the trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such trust units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose trust units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the trust units.

Unitholders should consult their tax advisors regarding trust tax compliance matters.

4.	State Income Taxes

All revenues from the trust are from sources within Kansas, Oklahoma or Wyoming. Kansas and Oklahoma each impose a state income tax, which is potentially applicable to income from the net profits interests located in each of those states. Because it distributes all of its net income to unitholders, the trust has not been taxed at the trust level in Kansas or Oklahoma. While the trust has not owed tax, the trustee is required to file a return with Kansas and Oklahoma reflecting the income and deductions of the trust attributable to properties located in each state, along with a schedule that includes information regarding distributions to unitholders. Oklahoma taxes the income of nonresidents from real property located within the state, and the trust has been advised by counsel that Oklahoma will tax nonresidents on income from the net profits interest located within the state. Kansas also taxes the income of nonresidents from property located within the state. However, for tax years beginning after December 31, 2012, Kansas allows individuals to deduct certain amounts, including net income from royalties reported on schedule E of their Form 1040 federal individual income tax return, from their federal adjusted gross income when calculating their Kansas taxable income. This deduction applies to amounts reported as royalty income that are received from grantor trusts, such as the trust. Kansas and Oklahoma also impose a corporate income tax that may apply to unitholders organized as corporations (subject to certain exceptions for S corporations and limited liability companies, depending on their treatment for federal tax purposes).

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

XTO Energy has advised the trustee it believes that the terms of the conveyances covering the trust’s net profits interests require the trust to bear its 80% interest in the settlement, or approximately $28.5 million, of which $23.4 million will affect the net proceeds from Oklahoma and $5.1 million will affect the net proceeds from Kansas. If so, this will adversely affect the net proceeds of the trust from Oklahoma and Kansas and will result in costs exceeding revenues on these properties. XTO Energy began deducting the settlement amount with the September 2012 distribution. Based on the revised settlement allocation between Oklahoma and Kansas and recent revenue and expense levels, the deductions XTO Energy has made, and will resume making if the Tribunal (as defined below) ultimately rules in XTO Energy’s favor, will cause costs to exceed revenues for approximately 12 months on properties underlying the Oklahoma net profits interests and by approximately 7 years on properties underlying the Kansas net profits interests; however, changes in oil or natural gas prices or expenses could cause the time period to increase or decrease correspondingly. Excess costs must be recovered, with accrued interest, from the future net proceeds of that conveyance and cannot reduce net proceeds from other conveyances. The net profits interest from Wyoming is unaffected and payments will continue to be made from those properties to the extent revenues exceed costs on such properties. XTO Energy has advised the trustee that the settlement would decrease the amount of net profits going forward for the Oklahoma and Kansas properties due to changes in the way costs (such as gathering, compression and fuel) associated with operating the properties will be allocated, resulting in a net gain to the royalty interest owners. XTO Energy has advised the trustee that this expected net upward revision for the royalty interest owners would reduce applicable net profits to XTO Energy and, correspondingly, to the trust. As of September 30, 2013, the revision would have reduced trust net proceeds by approximately $686,000 (this amount would have been reflected in the June 2012 through September 2013 distributions).

The trustee has advised XTO Energy that all or a portion of the settlement amount should not be deducted from trust revenues. The trustee further advised XTO that, notwithstanding the Fankhouser settlement, XTO should make no change in the manner in which it calculates payments to the trust on a go-forward basis. XTO Energy does not agree with the trustee’s position, and to resolve this disagreement XTO Energy initiated binding arbitration on August 1, 2012 in accordance with the terms of the dispute resolution provisions of the Trust Indenture. On August 17, 2012 the trustee filed its response to XTO’s arbitration claim. All issues in the arbitration will be decided by a panel of three arbitrators (the “Tribunal”). Each side selected one arbitrator and the third arbitrator was selected by the other two appointed arbitrators. The arbitration will be administered by the American Arbitration Association under its commercial rules. The arbitration hearing is scheduled to begin November 12, 2013 in Fort Worth, Texas if not sooner disposed of by the parties by agreement or by the Tribunal on motion. Because XTO Energy advised the trustee that it began deducting the settlement in September 2012, the trustee reserved a total of $900,000 from trust distributions to help fund potential legal and other expenses relating to the arbitration. The trustee believed that without such a reserve, the trust was likely to be left without adequate resources to fund the costs of the arbitration out of monthly trust revenues. As of September 30, 2013, the reserve had been fully depleted in connection with such expenses. Any additional expenses related to this arbitration will be deducted as administrative expense when incurred, however a future reserve may be established to accommodate payment of these expenses as needed.

The trustee requested that the Tribunal enjoin XTO Energy from continuing to deduct the Fankhouser settlement amount while the arbitration is pending. A hearing on the injunction was held on October 27, 2012. The Tribunal ordered that pending the issuance of a final award or further order of the Tribunal, XTO Energy should not treat any costs or expenses associated with the Fankhouser settlement as chargeable against the trust’s net profit interest under the conveyances. The Tribunal denied the trustee’s request for an interim order directing XTO Energy to pay the trust the amounts offset against the trust’s September and October 2012 distributions on the basis of the Fankhouser litigation. Based on this decision, deductions associated with the Fankhouser settlement were suspended starting in November 2012. XTO Energy has also informed the trustee that during the pendency of this action, no adjustment will be made to the net profits to the trust on a go-forward basis based on the changes in the way costs will be allocated to royalty owners in accordance with the Fankhouser settlement.

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

In December 2010, a class action lawsuit was filed against XTO Energy styled Chieftain Royalty Company v. XTO Energy Inc. in Coal County District Court, Oklahoma. XTO Energy removed the case to federal court in the Eastern District of Oklahoma. The plaintiffs allege that XTO Energy wrongfully deducted fees from royalty payments on Oklahoma wells, failed to make diligent efforts to secure the best terms available for the sale of gas and its constituents, and demand an accounting to determine whether they have been fully and fairly paid gas royalty interests. The case expressly excludes those claims and wells prosecuted in the Fankhouser case. The severed Roderick case claims related to the Oklahoma portion of the case were consolidated into Chieftain. The case was certified as a class action in April 2012. XTO Energy filed an appeal of the class certification to the 10th Circuit Court of Appeals on April 26, 2012. The appeal was granted on June 26, 2012. The oral argument occurred May 8, 2013. The court reversed the certification of the class and remanded the case back to the trial court for further proceedings.

XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to these lawsuits and intends to vigorously defend its position. However, XTO Energy is cognizant of other, similar litigation, such as Fankhouser, and other, unrelated entities. As these cases develop, XTO Energy will assess its legal position accordingly. If XTO Energy ultimately makes any settlement payments or receives a judgment against it in Chieftain or Roderick, XTO Energy has advised the trustee that it believes that the terms of the conveyances covering the trust’s net profits interests require the trust to bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if the judgment or settlement increases the amount of future payments to royalty owners,

XTO Energy has informed the trustee that the trust would bear its proportionate share of the increased payments through reduced net proceeds. In the event of any such settlement or judgment, the trustee intends to review any claimed reductions in payment to the trust based on the facts and circumstances of such settlement or judgment. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s financial position or liquidity though it could be material to the trust’s annual distributable income. Additionally, XTO Energy has advised the trustee that any reductions would result in costs exceeding revenues on the properties underlying the net profit interests of the cases named above, as applicable, for several monthly distributions, depending on the size of the judgment or settlement, if any, and the net proceeds being paid at that time, which would result in the net profits interest being limited until such time that the revenues exceed the costs for those net profit interests. If there is a settlement or judgment and should XTO Energy and the trustee disagree concerning the amount of the settlement or judgment to be charged against the trust’s net profits interests, the matter will be resolved by binding arbitration under the terms of the Indenture creating the trust through the American Arbitration Association.

On September 12, 2012, a lawsuit was filed against Bank of America as trustee and XTO Energy styled Harold Lamb v. Bank of America and XTO Energy Inc., in the U.S. District Court—Western District of Oklahoma. The plaintiff, Harold Lamb, is a unitholder in the trust and alleges that XTO Energy failed to properly pay and account to the trust under the terms of the net overriding royalty conveyance on certain Kansas and Oklahoma properties and that Bank of America, as trustee, failed to properly oversee such payment and accounting by XTO Energy. Additionally, the plaintiff alleges that Bank of America and XTO Energy have breached a fiduciary duty to the trust based on the allegations found in the Fankhouser class action discussed above. The plaintiffs are seeking unspecified amounts for actual/compensatory damages, punitive damages, disgorgement and injunctive relief. Subsequently, the plaintiff dismissed Bank of America from the lawsuit. The court granted XTO Energy’s motion to transfer venue and has transferred the case to the U.S. District Court for the Northern District of Texas. The Court granted XTO’s motion to dismiss and dismissed the case citing the plaintiff’s failure to make a sufficient pre-suit demand on the trustee. Subsequent to the dismissal, attorneys for Mr. Lamb sent a letter to the trustee demanding that the trustee initiate proceedings against XTO Energy.

On August 12, 2013, a demand for arbitration styled Sandra G. Goebel vs. XTO Energy, Inc., Timberland Gathering & Processing Company, Inc. and Bank of America, N.A. was filed with the American Arbitration Association. The claimant, Sandra Goebel, is a unitholder in the trust and alleges that XTO Energy breached the conveyances by misappropriating funds from the trust by failing to modify its existing sales contracts with its affiliate Timberland Gathering & Processing Company, Inc. (“Timberland”). Goebel alleges that these contracts do not currently reflect ‘market rate’ terms, and that XTO had a duty to renegotiate the contracts to obtain more favorable terms. The claimant further alleges that Bank of America breached its fiduciary duty by acquiescing to and facilitating XTO Energy’s alleged self-dealing and concealing information from unitholders that would have revealed XTO Energy’s breaches. The claim also alleges aiding and abetting breach of fiduciary duty by XTO Energy, and disgorgement and unjust enrichment by Timberland. The claimant seeks from the respondents’ damages of an estimated $59.6 million for alleged royalty underpayments, exemplary damages, an accounting by XTO Energy, a declaration, costs, reasonable attorneys’ fees, and pre-judgment and post-judgment interest. Goebel purports to sue on behalf of and for the benefit of the Hugoton Royalty Trust. The trustee filed a response to the arbitration demand denying any liability arising out of the claimant’s allegations. The terms of the Trust indenture provide that Bank of America shall be indemnified by the trust and shall have no liability, other than for fraud, gross negligence or acts or omissions in bad faith as adjudicated by final nonappealable judgment of a court of competent jurisdiction. The trustee intends to object to the arbitrability of Goebel’s claims against the trustee and to otherwise vigorously defend against the allegations. XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to the allegations in the arbitration. However, XTO Energy is cognizant that in litigation or arbitration, there is risk of receiving adverse rulings. As this matter develops, XTO Energy will continue to assess its legal position accordingly.

The trustee anticipates that the trust will incur additional legal and other expenses in connection with the Goebel arbitration. As a result, the trustee intends to reserve an additional $1.6 million from trust distributions, which it currently anticipates taking over a period of four months. The September 2013 and October 2013 distributions each reflected a deduction of $400,000 in connection with such reserve. Because the potential expenses of arbitration are uncertain, especially at this stage of the process, it is possible that the reserve may not be sufficient to cover all of such expenses.

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

XTO advised the trustee in September 2012 that it deducted $35,601,400 ($28,481,120 net to the trust) related to the Fankhouser settlement. The settlement deduction caused costs to exceed revenues by $27,235,464 ($21,788,371 net to the trust) on properties underlying the Oklahoma net profits interests and by $6,225,126 ($4,980,101 net to the trust) on properties underlying the Kansas net profits interests. However, these excess costs did not reduce net proceeds from the remaining conveyance. The excess costs claimed underlying the Kansas and Oklahoma net profits interests are the subject of pending arbitration described more fully under Note 5.

7.	Other

In accordance with the terms of the Hugoton Royalty Trust Indenture, XTO Energy advised the trustee that on April 24, 2013 it sold properties underlying the Oklahoma net profits interests for $1,188,430 ($950,744 net to the trust) pending any additional closing adjustments. This amount was included in the May 2013 distribution.

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

Distributable Income

Quarter

For the quarter ended September 30, 2013, net profits income was $10,581,606, as compared to $3,131,255 for third quarter 2012. This 238% increase in net profits income is primarily the result of higher oil and gas prices ($6.8 million) and the Fankhouser settlement deduction in September 2012 ($1.7 million), partially offset by decreased gas production ($0.9 million). See “Net Profits Income” on following page.

After adding interest income of $235 and deducting administration expense of $527,281, distributable income for the quarter ended September 30, 2013 was $10,054,560, or $0.251364 per unit of beneficial interest. Administration expense for the quarter decreased $454,741 as compared to the prior year quarter. Administration expense for third quarter 2013 included $400,000 which the trustee reserved for legal expenses regarding the Goebel arbitration and third quarter 2012 included $800,000 which the trustee reserved for legal expenses regarding the Fankhouser class action settlement. For third quarter 2012, distributable income was $2,149,320, or $0.053733 per unit. Distributions to unitholders for the quarter ended September 30, 2013 were:

Record Date	Payment Date	Distribution per Unit
July 31, 2013	August 14, 2013	$0.103356
August 30, 2013	September 16, 2013	0.082400
September 30, 2013	October 15, 2013	0.065608

		$0.251364

Nine Months

For the nine months ended September 30, 2013, net profits income was $28,104,952 compared with $20,161,103 for the same 2012 period. This 39% increase in net profits income is primarily the result of higher gas prices ($9.4 million), the Fankhouser settlement deduction in September 2012 ($1.7 million) and proceeds from the property sale in May 2013 ($1.0 million), partially offset by decreased oil and gas production ($4.5 million). See “Net Profits Income” on following page.

After adding interest income of $555 and deducting administration expense of $1,027,147, distributable income for the nine months ended September 30, 2013 was $27,078,360, or $0.676959 per unit of beneficial interest. Administration expense for the nine months ended September 30, 2013 decreased $597,812 as compared with the same 2012 period. Administration expense for the first nine months of 2013 included $400,000 which the trustee reserved for legal expenses regarding the Goebel arbitration and the first nine months of 2012 included $900,000 which the trustee reserved for legal expenses regarding the Fankhouser class action settlement. For the nine months ended September 30, 2012, distributable income was $18,536,600, or $0.463415 per unit.

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

•	oil and gas sales volumes,

•	oil and gas sales prices, and

•	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended September 30 (a)		Increase	Nine Months Ended September 30 (a)		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	4,768,562	5,019,155	(5%)	14,017,522	15,126,599	(7%)
Average per day	51,832	54,556	(5%)	51,346	55,207	(7%)
Net profits interests	2,101,263	859,181	145%	5,899,576	4,666,187	26%
Oil (Bbls) (b)
Underlying properties	60,422	58,903	3%	160,801	172,884	(7%)
Average per day	657	640	3%	589	631	(7%)
Net profits interests	28,097	12,380	127%	74,202	60,929	22%
Average Sales Prices
Gas (per Mcf)	$4.31	$2.74	57%	$4.05	$3.27	24%
Oil (per Bbl)	$94.05	$82.01	15%	$92.76	$92.71	—
Revenues
Gas sales	$20,531,302	$13,766,357	49%	$56,812,674	$49,531,262	15%
Oil sales	5,682,992	4,830,830	18%	14,915,502	16,028,348	(7%)

Total Revenues	26,214,294	18,597,187	41%	71,728,176	65,559,610	9%

Costs
Taxes, transportation and other	2,827,220	2,476,472	14%	8,169,713	8,097,462	1%
Production expense	5,438,023	5,736,542	(5%)	16,190,981	17,343,151	(7%)
Development costs (c)	1,700,000	1,500,000	13%	4,700,000	4,500,000	4%
Overhead	3,022,044	2,828,980	7%	8,724,722	8,276,494	5%
Legal Expense (d)	—	35,601,400	—	—	35,601,400	—
Excess Costs (e)	—	(33,460,276)	—	—	(33,460,276)	—

Total Costs	12,987,287	14,683,118	(12%)	37,785,416	40,358,231	(6%)

Other Proceeds
Property Sales (f)	—	—	—	1,188,430	—	—
Net Proceeds	13,227,007	3,914,069	238%	35,131,190	25,201,379	39%
Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$10,581,606	$3,131,255	238%	$28,104,952	$20,161,103	39%

(a)	Because of the two-month interval between time of production and receipt of net profits income by the trust, (1) oil and gas sales for the quarter ended September 30 generally represent production for the period May through July and (2) oil and gas sales for the nine months ended September 30 generally represent production for the period November through July.

(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. As product prices change, the trust’s share of the production volumes is impacted as the quantity of production to cover expenses in reaching the net profits break-even level changes inversely with price. As such, the underlying property production volume changes may not correlate with the trust’s net profit share of those volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	See Note 2 to Condensed Financial Statements.

(d)	See Note 5 to Condensed Financial Statements.

(e)	See Note 6 to Condensed Financial Statements.

(f)	See Note 7 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from third quarter 2012 to third quarter 2013 and from the first nine months of 2012 to the comparable period in 2013:

Sales Volumes

Gas

Gas sales volumes decreased 5% for third quarter and 7% for the nine-month period as compared with the same 2012 periods primarily because of natural production decline.

Oil

Oil sales volumes increased 3% for third quarter 2013 as compared with the same 2012 period primarily because of the timing of cash receipts, partially offset by natural production decline. Oil sales volumes decreased 7% for the first nine months of 2013 as compared with the same 2012 period primarily because of natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Gas

The third quarter 2013 average gas price was $4.31 per Mcf, a 57% increase from the third quarter 2012 average gas price of $2.74 per Mcf. For the nine-month period, the average gas price increased 24% to $4.05 per Mcf in 2013 from $3.27 per Mcf in 2012. Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The third quarter 2013 gas price is primarily related to production from May through July 2013, when the average NYMEX price was $4.00 per MMBtu. The average NYMEX price for August and September 2013 was $3.51 per MMBtu. At October 22, 2013, the average NYMEX futures price for the following twelve months was $3.78 per MMBtu.

Oil

The third quarter 2013 average oil price was $94.05 per Bbl, a 15% increase from the third quarter 2012 average oil price of $82.01 per Bbl. The year-to-date average oil price increased slightly to $92.76 per Bbl in 2013 from $92.71 per Bbl in 2012. Oil prices are expected to remain volatile. The third quarter 2013 oil price is primarily related to production from May through July 2013, when the average NYMEX price was $98.41 per Bbl. The average NYMEX price for August and September 2013 was $106.52 per Bbl. At October 22, 2013, the average NYMEX futures price for the following twelve months was $96.67 per Bbl.

Costs

Taxes, Transportation and Other

Taxes, transportation and other increased 14% for the quarter primarily because of increased oil and gas production taxes and other deductions related to higher oil and gas revenues, partially offset by decreased property taxes related to the timing of cash expenditures. Taxes, transportation and other increased 1% for the nine-month period primarily because of increased gas production taxes and other deductions related to higher gas revenues, partially offset by decreased property taxes related to the timing of cash expenditures and decreased oil production taxes related to lower oil revenues.

Production Expense

Production expense decreased 5% for the quarter primarily because of decreased compressor rental and repairs and maintenance costs, partially offset by increased labor, fuel and field costs. Production expense decreased 7% for the nine-month period primarily because of decreased repairs and maintenance and compressor rental costs, partially offset by increased labor costs.

Development Costs

Development costs deducted in the calculation of net profits income are based on the development budget. These development costs increased 13% for the third quarter and 4% for the nine-month period primarily because of increased development activity.

As of December 31, 2012, cumulative actual costs exceeded cumulative budgeted costs by approximately $0.3 million. In calculating net profits income for the quarter ended September 30, 2013, XTO Energy deducted budgeted development costs of $1.7 million for the quarter and $4.7 million for the nine-month period. After considering actual development costs of $1.3 million for the quarter and $4.2 million for the nine-month period, budgeted costs deducted exceeded cumulative actual costs by approximately $0.2 million at September 30, 2013.

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

Overhead

Overhead increased 7% for the quarter and 5% for the nine-month period primarily because of the annual rate adjustment based on an industry index.

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

XTO advised the trustee in September 2012 that it deducted $35,601,400 ($28,481,120 net to the trust) related to the Fankhouser settlement. The settlement deduction caused costs to exceed revenues by $27,235,464 ($21,788,371 net to the trust) on properties underlying the Oklahoma net profits interests and by $6,225,126 ($4,980,101 net to the trust) on properties underlying the Kansas net profits interests. However, these excess costs did not reduce net proceeds from the remaining conveyance. The excess costs claimed underlying the Kansas and Oklahoma net profits interests are the subject of pending arbitration described more fully under Note 5 to Condensed Financial Statements.

Other

In accordance with the terms of the Hugoton Royalty Trust Indenture, XTO Energy advised the trustee that on April 24, 2013 it sold properties underlying the Oklahoma net profits interests for $1,188,430 ($950,744 net to the trust) pending any additional closing adjustments. This amount was included in the May 2013 distribution.

The trust is required to join in a sale of up to 1% of the value of the net profits interests in any calendar year, pursuant to notice from XTO Energy of its desire to sell the related underlying properties.

Contingencies

XTO Energy has entered into a settlement agreement in connection with certain litigation that may adversely affect the net proceeds of the trust from Oklahoma and Kansas, depending on the outcome of a pending arbitration proceeding between XTO Energy and the trust. Additionally, XTO Energy is a party to certain other litigation affecting the underlying properties and XTO Energy and the trustee are parties to other litigation relating to the trust. See Note 5 to Condensed Financial Statements.

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

HUGOTON ROYALTY TRUST
	By	BANK OF AMERICA, N.A., TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: November 12, 2013	By	/S/ BETH E. CASTEEL
Beth E. Casteel
Vice President—Upstream Business Services