Form 10-K
period 2013-12-13
HUGOTON ROYALTY TRUST
filed 2014-03-14
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013	Commission file number 1-10476

Hugoton Royalty Trust

(Exact name of registrant as specified in the Hugoton Royalty Trust Indenture)

Texas	58-6379215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes  ☐     No  ☑

The aggregate market value of the units of beneficial interest of the trust, based on the closing price on the New York Stock Exchange as of June 28, 2013 (the last business day of its most recently completed second fiscal quarter), held by non-affiliates of the registrant on that date was approximately $345 million.

At February 14, 2014, there were 40,000,000 units of beneficial interest of the trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below is the only document parts of which are incorporated herein by reference and the parts of this report into which the document is incorporated:

None

HUGOTON ROYALTY TRUST

2013 ANNUAL REPORT ON FORM 10-K

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

On January 9, 2014, U.S. Trust, Bank of America Private Wealth Management gave notice to unitholders that it will be resigning as trustee subject to the conditions set forth below. Bank of America, N.A. intends to nominate Southwest Bank, an independent state bank chartered under the laws of the State of Texas and headquartered in Fort Worth, Texas (“Southwest Bank”), as successor trustee at a meeting of unitholders of the trust to be called for the purpose of approving a successor trustee of the Trust. U.S. Trust, Bank of America Private Wealth Management’s resignation is conditioned on the satisfaction or waiver by U.S. Trust, Bank of America Private Wealth Management of each of the following: (i) the appointment of Southwest Bank as trustee of Sabine Royalty Trust (another royalty trust for which U.S. Trust, Bank of America Private Wealth Management currently serves as trustee); (ii) the appointment of Southwest Bank or another successor trustee as trustee of the trust and five other royalty trusts for which U.S. Trust, Bank of America Private Wealth Management currently serves as trustee and as agent under a disbursing arrangement for which it currently serves as agent; (iii) the accuracy of certain representations and warranties and performance of certain agreements made by Southwest Bank in an agreement between U.S. Trust, Bank of America Private Wealth Management and Southwest Bank; and (iv) no governmental injunction, order or other action that would prohibit Southwest Bank’s appointment, U.S. Trust, Bank of America Private Wealth Management’s resignation or the other actions described above. The effective date of U.S. Trust, Bank of America Private Wealth Management’s resignation shall be May 30, 2014, assuming all of the conditions described above have been satisfied or waived as of such date.

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

To the extent allowed, XTO Energy is responsible for marketing its production from the underlying properties under existing sales contracts, or new arrangements on the best terms reasonably obtainable in the circumstances. See “Pricing and Sales Information” under Item 2, Properties.

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

Approximately 76% of the net profits income received by the trust during 2013, as well as 79% of the estimated proved reserves of the net profits interests at December 31, 2013 (based on estimated future net cash flows using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period), is attributable to natural gas. There has historically been a greater demand for gas during the winter months than the rest of the year. Otherwise, trust income generally is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The trust conducts no research activities.

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

Production expense and development costs are deducted in the calculation of the trust’s share of net proceeds. Accordingly, higher or lower production expense and development costs, without concurrent changes in revenue, will directly decrease or increase the amount received by the trust. If development costs and production expense for underlying properties in a particular state exceed the production proceeds from the properties (as was the case with respect to the properties underlying the Wyoming net profits interests in July 2012, the Kansas net profits interests in September 2012 and the Oklahoma net profits interests in September 2012), the trust will not receive net proceeds for those properties until future proceeds from production in that state exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs. The excess costs claimed by XTO Energy in September 2012 underlying the Kansas and Oklahoma net profits interests relate to settlement payments made by XTO Energy in the Fankhouser v. XTO Energy, Inc. case. Although the issue of whether XTO Energy may deduct all or a portion of the settlement payments from trust proceeds is the subject of a pending arbitration, if XTO Energy is ultimately successful in such arbitration, the deduction of the settlement payments would cause costs to exceed revenues for approximately 12 months on properties underlying the Oklahoma net profits interests and by approximately 5 years on properties underlying the Kansas net profits interests; however, changes in oil or natural gas prices or expenses could cause the time period to increase or decrease correspondingly. See “Item 3 — Legal Proceedings” for additional information.

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

The trust may sell the net profits interests if the holders of 80% or more of the outstanding trust units approve the sale or vote to terminate the trust. The trust will terminate if it fails to generate gross proceeds from the underlying properties of at least $1,000,000 per year over any consecutive two-year period. Sale of all of the net profits interests will terminate the trust. The net proceeds of any sale must be for cash with the proceeds promptly distributed to the trust unitholders.

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

Item 1B. Unresolved Staff Comments

As of December 31, 2013, the trust did not have any unresolved Securities and Exchange Commission staff comments.

Item 2. Properties

The net profits interests are the principal asset of the trust. The trustee cannot acquire any other assets, with the exception of certain short-term investments as specified under Item 1, Business. The trustee may sell or otherwise dispose of all or any part of the net profits interests if approved by a vote of holders of 80% or more of the outstanding trust units, or upon termination of the trust. Otherwise, the trust is required to sell up to 1% of the value of the net profits interests in any calendar year, pursuant to notice from XTO Energy of its desire to sell the related underlying properties. Any sale must be for cash with 80% of the proceeds distributed to the unitholders on the next declared distribution. All the underlying properties are currently owned by XTO Energy. XTO Energy may sell all or any portion of the underlying properties at any time, subject to and burdened by the net profits interests.

The underlying properties are predominantly gas-producing properties with established production histories in the Hugoton area of Oklahoma and Kansas, the Anadarko Basin of Oklahoma and the Green River Basin of Wyoming. The average reserve-to-production index for the underlying properties as of December 31, 2013 is approximately 13 years. This index is calculated using total proved reserves and estimated 2014 production for the underlying properties. The projected 2014 production is from proved developed producing reserves as of December 31, 2013. Based on estimated future net cash flows at 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, the proved reserves of the underlying properties are approximately 80% natural gas and 20% oil. XTO Energy operates approximately 95% of the underlying properties.

Because the underlying properties are working interests, production expense, development costs and overhead are deducted in calculating net profits income. As a result, net profits income is affected by the level of maintenance and development activity on the underlying properties. See Trustee’s Discussion and Analysis of Financial Condition and Results of Operations, under Item 7. Total 2013 development costs deducted for the underlying properties were $6.5 million, an increase of 8% from the prior year. XTO Energy has informed the trustee that total 2014 budgeted development costs for the underlying properties are between $6 million and $7 million.

Significant Properties

Hugoton Area

Natural gas was discovered in the Hugoton area in 1922. With an estimated five million productive acres covering parts of Texas, Oklahoma and Kansas, the Hugoton area is one of the largest domestic natural gas producing areas. During 2013, daily sales volumes from the underlying properties in the Hugoton area averaged approximately 15,100 Mcf of gas and 44 Bbls of oil.

Most of the production from the underlying properties in the Hugoton area is from the Chase formation. XTO Energy has informed the trustee that it has begun to develop other formations that underlie the 79,500 net acres held by production by the Chase formation wells, which include the Council Grove, Morrow, Chester and St. Louis formations. These formations are characterized by both oil and gas production from a variety of structural and stratigraphic traps. Since 2003, XTO Energy has drilled wells to these formations and plans to continue this development program in 2014.

Within this area, XTO Energy did not drill any wells but did perform 7 workovers in 2013. XTO Energy has informed the trustee that it does not plan to drill any new wells but may perform up to 9 workovers during 2014.

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

Anadarko Basin

Oil and gas accumulations were discovered in the Anadarko Basin of western Oklahoma in 1945. XTO Energy is one of the largest producers in the Ringwood, Northwest Okeene and Cheyenne Valley fields of Major County, the Northeast Cedardale field of Woodward County and the Elk City field of Beckham County, the principal producing regions of the underlying properties in the Anadarko Basin. Daily sales volumes from the underlying properties in the Anadarko Basin averaged 22,300 Mcf of gas and 520 Bbls of oil in 2013.

The fields in the Major County area are characterized by oil and gas production from a variety of structural and stratigraphic traps. Productive zones include the Oswego, Red Fork, Inola, Chester, Manning, Mississippian, Hunton and Arbuckle formations. Within this area, XTO Energy did not drill any wells but did perform 29 workovers in 2013. XTO Energy has informed the trustee that does not plan to drill any new wells but may perform up to 27 workovers in Major County during 2014.

The fields within Woodward County are characterized primarily by gas production from a variety of structural and stratigraphic traps. Productive zones include the Cottage Grove, Oswego, Chester and Mississippian formations. Within this area, XTO Energy did not drill any wells but did perform 2 workovers in 2013. XTO Energy has informed the trustee that it does not plan to drill any new wells but may perform up to 3 workovers in Woodward County during 2014.

The Elk City field on the eastern edge of Beckham County produces oil and gas from a structural anticline with stratigraphic trapping features. Production zones include the Hoxbar, Atoka and Morrow formations. Within this area, XTO Energy did not drill any wells but did perform 8 workovers in 2013. XTO Energy has informed the trustee that it does not plan to drill any new wells but may perform up to 8 workovers within the Elk City field during 2014.

XTO Energy plans to further develop the underlying properties in the Anadarko Basin primarily through:

•	mechanical stimulation of existing wells,
•	installing artificial lift,
•	opening new producing zones in existing wells,
•	deepening existing wells to new producing zones, and
•	drilling additional wells.

A gathering subsidiary of XTO Energy operates a 300-mile gathering system and pipeline in the Major County area. The gathering subsidiary and a third-party processor purchase natural gas produced at the wellhead from XTO Energy and other producers in the area under various agreements, most of which were entered into in the 1960’s and 1970’s, and which include life-of-production terms such that the contracts will continue until there is no further production from the underlying properties, unless the production declines so that it is no longer economical to take the gas. The gathering subsidiary and the third-party processor are required to take certain minimum volumes of the gas produced but have been taking all of the volumes produced for over ten years. The gathering subsidiary gathers and transports the gas to a third-party processor, which processes the gas and pays XTO Energy and other producers for at least 50% of the liquids processed based upon a weighted average sales price less transportation charges, which price may vary in the event of inadequate markets. After the gas is processed, the gathering subsidiary transports the gas via a residue pipeline to a connection with an interstate pipeline. The gathering subsidiary sells the residue gas to the marketing subsidiary of XTO Energy based upon a weighted average price, which price will vary monthly based upon market conditions. The gathering subsidiary pays this price to XTO Energy less a compression and gathering fee of approximately $0.31 per Mcf of residue gas. This gathering fee was previously approved by the Federal Energy Regulatory Commission when the gathering subsidiary was regulated and is unlikely to change. During 2013, the gathering system collected approximately 10,000 Mcf per day, approximately 50% of which XTO Energy operates. Estimated capacity of the gathering system is 24,000 Mcf per day. The gathering subsidiary also provides contract operating services to properties in Woodward County, collecting approximately 5,000 Mcf per day, for an average fee of approximately $0.05 per Mcf. The fee is subject to an annual price renegotiation under which either party can request that the price provided under the contract be renegotiated. The contract continues on a yearly basis, and it is subject to termination upon written notice prior to its annual renewal or in the event the parties fail to agree upon a pricing renegotiation. XTO Energy also sells gas directly to its marketing subsidiary under a month-to-month contract, which then sells the gas to third parties. The price paid to XTO Energy is based upon the weighted average price of several published indices, which price varies upon market conditions but does not include a deduction for any marketing fees. The price paid by the marketing affiliate includes a deduction for any transportation fees charged by the third party. Neither party has a firm obligation to sell or purchase any specific minimum quantity of gas.

Green River Basin

The Green River Basin is located in southwestern Wyoming. Natural gas was discovered in the Fontenelle field of the Green River Basin in the early 1970’s. The producing reservoirs are the Frontier, Baxter and Dakota sandstones.

Daily 2013 sales volumes from the underlying properties in the Fontenelle field averaged 13,900 Mcf of natural gas and 30 Bbls of oil. XTO Energy did not drill any wells or perform any workovers in the Green River Basin in 2013. XTO Energy has advised the trustee that it does not plan to drill any new wells but may perform up to 4 workovers in the Green River Basin during 2014. XTO Energy has advised the trustee that it is continuing its efforts to reduce pipeline pressure which has shown potential for increasing production and extending field life in the Fontenelle Field.

Potential development activities for the underlying properties in this area include:

•	installing artificial lift,
•	restimulating producing intervals utilizing new technology,
•	additional compression to lower line pressures, and
•	opening new producing zones in existing wells.

XTO Energy markets the gas produced from the Fontenelle field and nearby properties under various marketing arrangements. Under the agreement covering the majority of the gas sold, XTO Energy compresses the gas on the lease, transports it off the lease and compresses the gas again prior to entry into the gas plant pipeline. The pipeline transports the gas to the gas plant, where the gas is processed, then redelivered to XTO Energy. The owner of the gas plant and related pipeline charges XTO Energy for operational fuel and processing and has agreed to accept certain volumes, which amounts can be adjusted by the owner. The owner may be able to cease taking volumes if it has valid unaddressed concerns regarding the creditworthiness of XTO Energy. In 2013, the fuel charge was 2.27% of the volumes produced and the processing fee was approximately $0.11 per MMBtu. These charges are adjusted annually based upon a published governmental economic index, and the contract renews on a year-to-year basis. XTO Energy transports and sells this gas directly to the markets based on a spot sales price on a month-to-month term, and the volumes to be sold are generally determined upon a monthly basis. These contracts may be terminated by either party if there are credit issues with the other party. The gas not sold under the above arrangement may be gathered and sold under a similar arrangement on a month-to-month term where the fee is approximately $0.18 per MMBtu and is adjusted annually. The amount of gas that the gatherer is required to gather is limited to certain maximum volumes, and the gatherer may be able to cease taking volumes if it has valid unaddressed concerns regarding the creditworthiness of XTO Energy. Alternatively, the gas may be sold under a contract where XTO Energy directly sells the gas to a third party on the lease at an adjusted index price, which price varies upon market conditions. The contract continues on a month-to-month basis, and the buyer is obligated to make a good faith effort to purchase a minimum 90% of the gas nominated by buyer for purchase. Condensate is sold to an independent third party at market rates on a month-to-month basis. The purchaser accepts all condensate delivered at the lease, but either party may suspend performance of the contract if there are credit issues with the other party.

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

The underlying properties are interests in developed properties located primarily in gas producing regions of Kansas, Oklahoma and Wyoming. The following is a summary of the approximate producing acreage of the underlying properties at December 31, 2013. Undeveloped acreage is not significant.

	Gross	Net
Hugoton Area	209,886	195,513
Anadarko Basin	164,365	132,435
Green River Basin	37,712	28,426

Total	411,963	356,374

The following is a summary of the producing wells on the underlying properties as of December 31, 2013:

	Operated Wells		Nonoperated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Gas	1,215.0	1,069.8	276.0	61.5	1,491.0	1,131.3
Oil	41.0	38.1	4.0	0.9	45.0	39.0

Total	1,256.0	1,107.9	280.0	62.4	1,536.0	1,170.3

The following is a summary of the number of wells drilled on the underlying properties during the years indicated. During 2013 and 2012 no exploratory wells were drilled on the underlying properties. During 2011, one exploratory dry hole (0.0 net) was drilled on the underlying properties. All other wells drilled were developmental. There were no wells in process of drilling at December 31, 2013.

	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Completed gas wells	—	—	1	0.6	3	1.5
Completed oil wells	—	—	—	—	—	—
Dry wells	—	—	—	—	1	—

Total(a)	—	—	1	0.6	4	1.5

(a)	Included in totals are zero wells in 2013, zero wells in 2012 and 3 gross (0.5 net) wells in 2011, drilled on nonoperated interests.

Estimated Proved Reserves and Future Net Cash Flows

The following are proved reserves of the underlying properties, as estimated by independent engineers, and proved reserves and future net cash flows from proved reserves of the net profits interests, based on an allocation of these reserves, at December 31, 2013:

	Underlying Properties		Net Profits Interests
	Proved Reserves(a)		Proved Reserves(a)(b)		Future Net Cash Flows from Proved Reserves(a)(c)
	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
					Undiscounted	Discounted
(in thousands)
Oklahoma	165,890	2,306	65,172	910	$326,131	$167,973
Wyoming	57,084	71	13,120	16	41,077	21,965
Kansas	18,499	108	7,182	43	28,941	16,493

TOTAL	241,473	2,485	85,474	969	$396,149	$206,431

(a)	Based on 12-month average oil price of $94.32 per Bbl and $3.92 per Mcf for gas, based on the first-day-of-the-month price for each month in the period. Discounted estimated future net cash flows from proved reserves increased 27% from year-end 2012 to 2013, primarily because of a 22% increase in natural gas prices.

(b)	Since the trust has defined net profits interests, the trust does not own a specific percentage of the oil and gas reserves. Because trust reserve quantities are determined using an allocation formula, any fluctuations in actual or assumed prices or costs will result in revisions to the estimated reserve quantities allocated to the net profits interests.

(c)	Before income taxes since future net cash flows are not subject to taxation at the trust level. Future net cash flows are discounted at an annual rate of 10%.

Proved reserves consist of the following:

	Underlying Properties		Net Profits Interests
	Proved Reserves		Proved Reserves
	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
(in thousands)
Proved developed reserves	204,611	2,163	76,239	878
Proved undeveloped reserves	36,862	322	9,235	91

Total proved reserves	241,473	2,485	85,474	969

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

The XTO Energy reserve engineering group reviews reserve estimates with our third-party petroleum consultants, Miller and Lents, Ltd., independent petroleum engineers. Miller and Lents, Ltd. estimated oil and gas reserves attributable to the underlying properties as of December 31, 2013, 2012, 2011 and 2010. Miller and Lents’ primary technical person responsible for calculating the trust’s reserves has more than 30 years of experience as a reserve engineer. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

Oil and Natural Gas Production

Trust production is recognized in the period net profits income is received, which is the month following receipt by XTO Energy, and generally two months after the time of production. Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for each of the three years ended December 31 were as follows:

	2013	2012	2011
Production
Underlying Properties
Gas – Sales (Mcf)	18,712,650	20,370,975	21,693,139
Average per day (Mcf)	51,268	55,658	59,433
Oil – Sales (Bbls)	216,634	228,656	248,739
Average per day (Bbls)	594	625	681
Net Profits Interests
Gas – Sales (Mcf)	7,770,148	5,991,964	10,661,323
Average per day (Mcf)	21,288	16,371	29,209
Oil – Sales (Bbls)	99,363	76,049	130,109
Average per day (Bbls)	272	208	356

Average Sales Price
Gas (per Mcf)	$ 4.03	$ 3.28	$ 4.73
Oil (per Bbl)	$95.25	$91.30	$90.07

Oil and gas production by conveyance attributable to the underlying properties for each of the three years ended December 31 were as follows:

	Underlying Gas Production (Mcf)
Conveyance	2013	2012	2011
Kansas	1,606,436	1,805,789	2,007,032
Oklahoma	12,041,983	12,992,317	13,858,590
Wyoming	5,064,231	5,572,869	5,827,517

Total	18,712,650	20,370,975	21,693,139

	Underlying Oil Production (Bbls)
Conveyance	2013	2012	2011
Kansas	9,427	14,090	20,682
Oklahoma	196,345	204,022	216,287
Wyoming	10,862	10,544	11,770

Total	216,634	228,656	248,739

Pricing and Sales Information

A subsidiary of XTO Energy purchases most of XTO Energy’s natural gas production based on a weighted average sales price, then sells the gas to third parties for the best available price. Oil production is generally marketed at the wellhead to third parties at the best available price. XTO Energy arranges for some of its natural gas to be processed by unaffiliated third parties and markets the natural gas liquids. Most of the natural gas attributable to the underlying properties is marketed under contracts existing at trust inception. Contracts covering production from the Ringwood area of the Major County area are generally for the life of the lease, and the contract for the majority of production from the Hugoton area was extended through 2014. If new contracts are entered with unaffiliated third parties, the proceeds from sales under those new contracts will be included in gross proceeds from the underlying properties. If new contracts are entered with XTO Energy’s marketing subsidiary, it may charge XTO Energy a fee that may not exceed 2% of the sales price of the oil and natural gas received from unaffiliated parties. The sales price is net of any deductions for transportation from the wellhead to the unaffiliated parties and any gravity or quality adjustments. For further information on these arrangements see Significant Properties above.

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

Because the trust is a grantor trust for federal tax purposes, each unitholder is taxed directly on his proportionate share of income, deductions and credits of the trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the trust. The income of the trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. During 2013, the trust incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the trust. In addition, the trust received proceeds attributable to the sale of certain properties underlying the Oklahoma net profits interests. (For further information on the property sale, see Trustee’s Discussion and Analysis of Financial Condition and Results of Operations, under Item 7.)

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

Pending the outcome of arbitration proceedings between the trust and XTO, the trust may be required to bear a portion of the legal settlement costs arising from the Fankhouser settlement (discussed in Item 3 — Legal Proceedings). In the event that the trust is determined to be responsible for such costs, XTO will deduct the costs in its calculation of the net profits income payable to the trust from the applicable net profits interests. Thus, for unitholders, the legal settlement costs will be reflected through a reduction in net profits income received from the trust and in a reduction in the gross royalty income reported by and taxable to the unitholders. In addition to the potential settlement costs, the trustee has also incurred legal fees in representing the trust’s interests in the ongoing arbitration and other pending litigation matters also discussed in “Item 3 — Legal Proceedings”. For unitholders, such costs will be reflected through an increase in the trust’s administrative expenses, which are deductible by unitholders in determining the net royalty income from the trust.

The difference between the per-unit taxable income for any period and the per-unit cash distributions, if any, reported for such period is attributable to (i) items that are not currently deductible, such as an increase in the cash reserve maintained by the trust for the payment of future expenditures, (ii) the current deduction of expenses that are paid with amounts previously reserved and (iii) items that do not constitute taxable income, such as a decrease in the cash reserve maintained by the trust and/or a return of capital. In 2012 and 2013, the trustee has elected to reserve amounts from monthly distributions in anticipation of legal fees related to current and anticipated litigation (see discussion in Item 3 — Legal Proceedings), so the taxable income per period has frequently differed from the actual amount distributed to unitholders.

Individuals may also incur expenses in connection with the acquisition or maintenance of trust units. These expenses, which are different from a unitholder’s share of the trust’s administrative expenses discussed above, may be deductible as “miscellaneous itemized deductions” only to the extent that such expenses exceed 2 percent of the individual’s gross income.

Pursuant to the Foreign Account Tax Compliance Act (commonly referred to as “FATCA”), distributions from the trust to “foreign financial institutions” and certain other “non-financial foreign entities” may be subject to U.S. withholding taxes. Specifically, certain “withholdable payments” (including certain royalties, interest and other gains or income from U.S. sources) made to a foreign financial institution or non-financial foreign entity will generally be subject to the withholding tax unless the foreign financial institution or non-financial foreign entity complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA. Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States governing FATCA may be subject to different rules.

The Treasury Department recently issued guidance providing that the FATCA withholding rules described above generally will only apply to qualifying payments made after June 30, 2014. Foreign unitholders are encouraged to consult their own tax advisors regarding the possible implications of these withholding provisions on their investment in trust units.

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

XTO Energy has advised the trustee it believes that the terms of the conveyances covering the trust’s net profits interests require the trust to bear its 80% interest in the settlement, or approximately $28.5 million, of which $23.4 million will affect the net proceeds from Oklahoma and $5.1 million will affect the net proceeds from Kansas. If so, this will adversely affect the net proceeds of the trust from Oklahoma and Kansas and will result in costs exceeding revenues on these properties. XTO Energy began deducting the settlement amount with the September 2012 distribution. Based on the revised settlement allocation between Oklahoma and Kansas and recent revenue and expense levels, the deductions XTO Energy has made, and will resume making if the Tribunal (as defined below) ultimately rules in XTO Energy’s favor, will cause costs to exceed revenues for approximately 12 months on properties underlying the Oklahoma net profits interests and by approximately 5 years on properties underlying the Kansas net profits interests; however, changes in oil or natural gas prices or expenses could cause the time period to increase or decrease correspondingly. Excess costs must be recovered, with accrued interest, from the future net proceeds of that conveyance and cannot reduce net proceeds from other conveyances. The net profits interest from Wyoming is unaffected and payments will continue to be made from those properties to the extent revenues exceed costs on such properties. XTO Energy has advised the trustee that the settlement would decrease the amount of net profits going forward for the Oklahoma and Kansas properties due to changes in the way costs (such as gathering, compression and fuel) associated with operating the properties will be allocated, resulting in a net gain to the royalty interest owners. XTO Energy has advised the trustee that this expected net upward revision for the royalty interest owners would reduce applicable net profits to XTO Energy and, correspondingly, to the trust. As of December 31, 2013, the revision would have reduced trust net proceeds by approximately $842,000 (this amount would have been reflected in the June 2012 through December 2013 distributions).

The trustee has advised XTO Energy that all or a portion of the settlement amount should not be deducted from trust revenues. The trustee further advised XTO that, notwithstanding the Fankhouser settlement, XTO should make no change in the manner in which it calculates payments to the trust on a go-forward basis. XTO Energy does not agree with the trustee’s position, and to resolve this disagreement XTO Energy initiated binding arbitration on August 1, 2012 in accordance with the terms of the dispute resolution provisions of the Trust Indenture. All issues in the arbitration will be decided by a panel of three arbitrators (the “Tribunal”). Each side selected one arbitrator and the third arbitrator was selected by the other two appointed arbitrators. The arbitration is being administered by the American Arbitration Association under its commercial rules. The arbitration hearing was held as scheduled on November 12 through November 14, 2013 in Fort Worth, Texas. The Tribunal is expected to issue a decision on or before April 21, 2014. Because XTO Energy advised the trustee that it began deducting the settlement in September 2012, the trustee reserved a total of $900,000 from trust distributions to help fund potential legal and other expenses relating to the arbitration. The trustee believed that without such a reserve, the trust was likely to be left without adequate resources to fund the costs of the arbitration out of monthly trust revenues. As of September 30, 2013, the reserve had been fully depleted in connection with such expenses. Any additional expenses related to this arbitration will be deducted as administrative expense when incurred, however a future reserve may be established to accommodate payment of these expenses as needed.

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

In September 2008, a class action lawsuit was filed against XTO Energy styled Wallace B. Roderick Revocable Living Trust, et al. v. XTO Energy Inc. in the District Court of Kearny County, Kansas. XTO Energy removed the case to federal court in Wichita, Kansas. The plaintiffs allege that XTO Energy has improperly taken post-production costs from royalties paid to the plaintiffs from wells located in Kansas, Oklahoma and Colorado. The plaintiffs filed a motion to certify the class, including only Kansas and Oklahoma wells not part of the Fankhouser matter. After filing the motion to certify, but prior to the class certification hearing, the plaintiff filed a motion to sever the Oklahoma portion of the case so it could be transferred and consolidated with a newly filed class action in Oklahoma styled Chieftain Royalty Company v. XTO Energy Inc. This motion was granted. The Roderick case now comprises only Kansas wells not previously included in the Fankhouser matter. The case was certified as a class action in March 2012. XTO Energy filed an appeal of the class certification to the 10th Circuit Court of Appeals on April 11, 2012 which was granted on June 26, 2012. The court reversed the certification of the class and remanded the case back to the trial court for further proceedings.

In December 2010, a class action lawsuit was filed against XTO Energy styled Chieftain Royalty Company v. XTO Energy Inc. in Coal County District Court, Oklahoma. XTO Energy removed the case to federal court in the Eastern District of Oklahoma. The plaintiffs allege that XTO Energy wrongfully deducted fees from royalty payments on Oklahoma wells, failed to make diligent efforts to secure the best terms available for the sale of gas and its constituents, and demand an accounting to determine whether they have been fully and fairly paid gas royalty interests. The case expressly excludes those claims and wells prosecuted in the Fankhouser case. The severed Roderick case claims related to the Oklahoma portion of the case were consolidated into Chieftain. The case was certified as a class action in April 2012. XTO Energy filed an appeal of the class certification to the 10th Circuit Court of Appeals on April 26, 2012 which was granted on June 26, 2012. The court reversed the certification of the class and remanded the case back to the trial court for further proceedings.

XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to these lawsuits and intends to vigorously defend its position. However, XTO Energy has informed the trustee that it is cognizant of other, similar litigation, such as Fankhouser, and other, unrelated entities. As these cases develop, XTO Energy will assess its legal position accordingly. If XTO Energy ultimately makes any settlement payments or receives a judgment against it in Chieftain or Roderick, XTO Energy has advised the trustee that it believes that the terms of the conveyances covering the trust’s net profits interests require the trust to bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if the judgment or settlement increases the amount of future payments to royalty owners, XTO Energy has informed the trustee that the trust would bear its proportionate share of the increased payments through reduced net proceeds. In the event of any such settlement or judgment, the trustee intends to review any claimed reductions in payment to the trust based on the facts and circumstances of such settlement or judgment. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s financial position or liquidity though it could be material to the trust’s annual distributable income. Additionally, XTO Energy has advised the trustee that any reductions would result in costs exceeding revenues on the properties underlying the net profit interests of the cases named above, as applicable, for several monthly distributions, depending on the size of the judgment or settlement, if any, and the net proceeds being paid at that time, which would result in the net profits interest being limited until such time that the revenues exceed the costs for those net profit interests. If there is a settlement or judgment and should XTO Energy and the trustee disagree concerning the amount of the settlement or judgment to be charged, if any, against the trust’s net profits interests, the matter will be resolved by binding arbitration under the terms of the Indenture creating the trust through the American Arbitration Association.

On September 12, 2012, a lawsuit was filed against Bank of America as trustee and XTO Energy styled Harold Lamb v. Bank of America and XTO Energy Inc., in the U.S. District Court — Western District of Oklahoma. The plaintiff, Harold Lamb, is a unitholder in the trust and alleges that XTO Energy failed to properly pay and account to the trust under the terms of the net overriding royalty conveyance on certain Kansas and Oklahoma properties and that Bank of America, N.A., as trustee, failed to properly oversee such payment and accounting by XTO Energy. Additionally, the plaintiff alleged that Bank of America, N.A. and XTO Energy breached a fiduciary duty to the trust based on the allegations found in the Fankhouser class action discussed above. The plaintiffs sought unspecified amounts for actual/compensatory damages, punitive damages, disgorgement and injunctive relief.

Subsequently, the plaintiff dismissed Bank of America, N.A. from the lawsuit. The court granted XTO Energy’s motion to transfer venue and transferred the case to the U.S. District Court for the Northern District of Texas. The Court granted XTO’s motion to dismiss and dismissed the case citing the plaintiff’s failure to make a sufficient pre-suit demand on the trustee. Subsequent to the dismissal, attorneys for Mr. Lamb sent a letter to the trustee demanding that the trustee initiate proceedings against XTO Energy. The trustee declined to do so, and on December 31, 2013, the plaintiff filed a new lawsuit against Bank of America, N.A. as trustee (as nominal defendant) and XTO Energy styled Harold Lamb v. XTO Energy Inc. and Bank of America in the U.S. District Court for the Northern District of Texas. XTO Energy and Bank of America, N.A. have appeared in the lawsuit and are currently seeking dismissal of all claims. XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to this lawsuit and intends to vigorously defend its position. The trustee will vigorously defend any claims that may be asserted against the trustee. The terms of the trust indenture provide that Bank of America, N.A. and/or the trustee shall be indemnified by the trust and shall have no liability, other than for fraud, gross negligence or acts or omissions in bad faith as adjudicated by final non-appealable judgment of a court of competent jurisdiction.

On August 12, 2013, a demand for arbitration styled Sandra G. Goebel vs. XTO Energy, Inc., Timberland Gathering & Processing Company, Inc. and Bank of America, N.A. was filed with the American Arbitration Association. The claimant, Sandra Goebel, is a unitholder in the trust and alleged that XTO Energy breached the conveyances by misappropriating funds from the trust by failing to modify its existing sales contracts with its affiliate Timberland Gathering & Processing Company, Inc. (“Timberland”). Goebel alleged that these contracts do not currently reflect “market rate” terms, and that XTO had a duty to renegotiate the contracts to obtain more favorable terms. The claimant further alleged that Bank of America, N.A. breached its fiduciary duty by acquiescing to and facilitating XTO Energy’s alleged self-dealing and concealing information from unitholders that would have revealed XTO Energy’s breaches. The claim also alleged aiding and abetting breach of fiduciary duty by XTO Energy, and disgorgement and unjust enrichment by Timberland. The claimant sought from the respondents damages of an estimated $59.6 million for alleged royalty underpayments, exemplary damages, an accounting by XTO Energy, a declaration, costs, reasonable attorneys’ fees, and pre-judgment and post-judgment interest. Goebel purported to sue on behalf of and for the benefit of the Hugoton Royalty Trust. The trustee filed a response to the arbitration demand denying any liability arising out of the claimant’s allegations and objecting to the arbitrability of Goebel’s claims against the trustee. The arbitration panel ruled that Goebel’s claims are not arbitrable and dismissed the claims in their entirety without prejudice. Goebel has refiled the matter as a lawsuit styled Sandra G. Goebel vs. XTO Energy, Inc., Timberland Gathering & Processing Company, Inc. and Bank of America, N.A. in the Dallas County District Court. The allegations are the same as those contained in the previous arbitration demand. XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to this lawsuit and intends to vigorously defend its position. The trustee also believes it has strong defenses to the lawsuit and will vigorously defend its position. The terms of the trust indenture provide that Bank of America, N.A. and/or the trustee shall be indemnified by the trust and shall have no liability, other than for fraud, gross negligence or acts or omissions in bad faith as adjudicated by final non-appealable judgment of a court of competent jurisdiction.

The trustee anticipates that the trust will incur additional legal and other expenses in connection with the Goebel litigation. As a result, the trustee reserved an additional $1.6 million from trust distributions, beginning with the September 2013 distribution. The September 2013 through December 2013 distributions each reflected a deduction of $400,000 in connection with such reserve. Additionally, the trustee intends to reserve an additional $1.6 million from trust distributions for the Lamb litigation, which it currently anticipates taking over a period of four months, beginning with the January 2014 distribution. As the above lawsuits progress the trustee may need to revise these reserves.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Units of the Trust, Related Untiholder Matters and Trust Purchases of Units

Units of Beneficial Interest

The units of beneficial interest in the trust began trading on the New York Stock Exchange on April 9, 1999 under the symbol “HGT.” The following are the high and low unit sales prices and total cash distributions per unit paid by the trust during each quarter of 2013 and 2012:

	Sales Price		Distributions per Unit
Quarter	High	Low
2013
First	$9.97	$7.30	$0.195453
Second	9.98	8.12	0.230142
Third	9.45	7.43	0.251364
Fourth	8.16	6.98	0.185723

			$0.862682

2012
First	$19.21	$13.82	$0.245636
Second	14.62	6.42	0.164046
Third	7.90	5.71	0.053733
Fourth	8.56	6.21	0.118408

			$0.581823

At December 31, 2013, there were 40,000,000 units outstanding and approximately 761 unitholders of record; 37,851,122 of these units were held by depository institutions.

The trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

Item 6. Selected Financial Data

	Year Ended December 31
	2013	2012	2011	2010	2009
Net Profits Income	$37,333,595	$25,132,038	$56,565,368	$62,883,206	$30,180,880
Distributable Income	34,507,280	23,272,920	55,764,960	62,028,000	29,306,240
Distributable Income per Unit	0.862682	0.581823	1.394124	1.550700	0.732656
Distributions per Unit	0.862682	0.581823	1.394124	1.550700	0.732656
Total Assets at Year-End	102,501,095	112,956,689	118,965,716	129,222,886	144,162,380

Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Calculation of Net Profits Income

The following is a summary of the calculation of net profits income received by the trust:

	Year Ended December 31(a)			Three Months Ended December 31(a)
	2013	2012	2011	2013	2012
Sales Volumes
Gas (Mcf)(b)
Underlying properties	18,712,650	20,370,975	21,693,139	4,695,128	5,244,376
Average per day	51,268	55,658	59,433	51,034	57,004
Net profits interests	7,770,148	5,991,964	10,661,323	1,870,572	1,325,777
Oil (Bbls)(b)
Underlying properties	216,634	228,656	248,739	55,833	55,772
Average per day	594	625	681	607	606
Net profits interests	99,363	76,049	130,109	25,161	15,120
Average Sales Prices
Gas (per Mcf)	$4.03	$3.28	$4.73	$3.97	$3.28
Oil (per Bbl)	$95.25	$91.30	$90.07	$102.44	$86.92
Revenues
Gas sales	$75,469,935	$66,738,058	$102,621,117	$18,657,261	$17,206,796
Oil sales	20,635,040	20,875,782	22,405,023	5,719,538	4,847,434

Total Revenues	96,104,975	87,613,840	125,026,140	24,376,799	22,054,230

Costs
Taxes, transportation and other	10,779,085	10,983,543	13,613,297	2,609,372	2,886,081
Production expense	21,593,324	22,596,750	21,103,426	5,402,343	5,253,599
Development costs(c)	6,500,000	6,000,000	8,800,000	1,800,000	1,500,000
Overhead	11,754,002	11,135,189	10,802,707	3,029,280	2,858,695
Legal Expense(d)	—	35,601,400	—	—	—
Excess costs(d)	—	(30,118,090)	—	—	3,342,186

Total Costs	50,626,411	56,198,792	54,319,430	12,840,995	15,840,561

Other Proceeds
Property Sales(e)	$1,188,430	—	—	—	—
Net Proceeds	46,666,994	31,415,048	70,706,710	11,535,804	6,213,669
Net Profits Percentage	80%	80%	80%	80%	80%

Net Profits Income	$37,333,595	$25,132,038	$56,565,368	$9,228,643	$4,970,935

(a)	Because of the two-month interval between time of production and receipt of net profits income by the trust: 1) oil and gas sales for the year ended December 31 generally relate to twelve months of production for the period November through October, and 2) oil and gas sales for the three months ended December 31 generally relate to production for the period August through October.

(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. As product prices change, the trust’s share of the production volumes is impacted as the quantity of production to cover expenses in reaching the net profits break-even level changes inversely with price. As such, the underlying property production volume changes may not correlate with the trust’s net profit share of those volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	See Note 5 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

(d)	See Note 4 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

(e)	See Note 11 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

Results of Operations

Years Ended December 31, 2013, 2012 and 2011

Net profits income for 2013 was $37,333,595, as compared with $25,132,038 for 2012 and $56,565,368 for 2011. The 49% increase in net profits income from 2012 to 2013 is primarily the result of higher oil and gas prices ($13.1 million), the portion of the Fankhouser settlement deducted in September and October 2012 ($4.4 million) and proceeds from the property sale in May 2013 ($1.0 million), partially offset by decreased oil and gas production ($6.3 million). The 56% decrease in net profits income from 2011 to 2012 is primarily the result of lower gas prices ($25.2 million), decreased oil and gas production ($5.0 million) and the portion of the Fankhouser settlement deducted in September and October of 2012 ($4.4 million), partially offset by lower development costs ($2.2 million). Approximately 76% in 2013, 74% in 2012 and 81% in 2011 of net profits income was derived from natural gas sales.

Trust administration expense was $2,827,015 in 2013 as compared to $1,859,626 in 2012 and $801,563 in 2011. Included in 2013 administration expense is $1,600,000 which the trustee has reserved for legal expenses regarding the Goebel litigation and included in 2012 was $900,000 which the trustee reserved for legal expenses regarding the Fankhouser class action settlement. Interest income was $700 in 2013, $508 in 2012 and $1,155 in 2011. Changes in interest income are attributable to fluctuations in net profits income and interest rates. Distributable income was $34,507,280 or $0.862682 per unit in 2013, $23,272,920 or $0.581823 per unit in 2012 and $55,764,960 or $1.394124 per unit in 2011.

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

•	oil and gas sales volumes,
•	oil and gas sales prices, and
•	costs deducted in the calculation of net profits income.

Volumes

From 2012 to 2013, underlying gas sales volumes decreased 8% primarily due to natural production decline. Underlying oil sales volumes decreased 5% primarily due to natural production decline, partially offset by the timing of cash receipts. From 2011 to 2012, underlying gas sales volumes decreased 6% and underlying oil sales volumes decreased 8% primarily due to natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Prices

Gas.    The 2013 average gas price was $4.03 per Mcf, a 23% increase from the 2012 average gas price of $3.28 per Mcf, which was a 31% decrease from the 2011 average gas price of $4.73 per Mcf. Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The average NYMEX price for November 2013 through January 2014 was $3.91 per MMBtu. At February 18, 2014, the average NYMEX gas price for the following 12 months was $4.81 per MMBtu.

Oil.    The average oil price for 2013 was $95.25 per Bbl, 4% higher than the average oil price for 2012 of $91.30 per Bbl, which was 1% higher than the average oil price for 2011 of $90.07 per Bbl. Oil prices are expected to remain volatile. The average NYMEX price for November 2013 through January 2014 was $95.58 per Bbl. At February 18, 2014, the average NYMEX oil price for the following 12 months was $97.99 per Bbl.

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

Taxes, transportation and other.    Taxes, transportation and other generally fluctuates with changes in total revenues. Taxes, transportation and other decreased 2% from 2012 to 2013 primarily because of decreased property taxes related to decreased valuations, partially offset by increased gas production taxes related to higher gas revenues. Taxes, transportation and other decreased 19% from 2011 to 2012 primarily because of decreased gas production taxes and other deductions related to lower gas revenues, partially offset by increased property taxes related to increased valuations.

Production expense.    Production expense decreased 4% from 2012 to 2013 primarily because of decreased repairs and maintenance, compressor and outside operated costs, partially offset by increased labor and field costs. Production expense increased 7% from 2011 to 2012 primarily because of increased labor, repairs and maintenance costs and mechanical and marketing rebates included in 2011, partially offset by decreased fuel costs.

Development costs.    Development costs deducted were $6.5 million in 2013, $6.0 million in 2012 and $8.8 million in 2011. In 2013, actual development costs were $5.6 million. At December 31, 2013, cumulative budgeted costs exceeded cumulative actual costs by approximately $0.6 million. The monthly development cost deduction was $850,000 from the January 2011 distribution through the August 2011 distribution. Due to lower than anticipated actual costs as a result of reduced activity, the development cost deduction was decreased to $500,000 beginning with the September 2011 distribution and was maintained at that level through the July 2013 distribution. As a result of increased development activity, the monthly development cost deduction was increased from $500,000 to $600,000 beginning with the August 2013 distribution and was maintained at that level through the end of 2013. For further information on 2014 budgeted development costs, see Properties, under Item 2. The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. XTO Energy has advised the trustee that this monthly deduction will continue to be evaluated and revised as necessary.

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

XTO advised the trustee in September 2012 that it deducted $35,601,400 ($28,481,120 net to the trust) related to the Fankhouser settlement. The settlement deduction caused costs to exceed revenues by $27,235,464 ($21,788,371 net to the trust) on properties underlying the Oklahoma net profits interests and by $6,225,126 ($4,980,101 net to the trust) on properties underlying the Kansas net profits interests. However, these excess costs did not reduce net proceeds from the remaining conveyance. XTO advised the trustee in October 2012 that it partially recovered $3,342,186 ($2,673,749 net to the trust) of excess costs. Remaining excess costs at December 31, 2012 were $24,027,648 ($19,222,118 net to the trust) on properties underlying the Oklahoma net profits interests and $6,090,756 ($4,872,605 net to the trust) on properties underlying the Kansas net profits interests. The excess costs claimed underlying the Kansas and Oklahoma net profits interests are the subject of pending arbitration described more fully under “Item 3 — Legal Proceedings.” See Note 8 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

Fourth Quarter 2013 and 2012

During fourth quarter 2013 the trust received net profits income totaling $9,228,643 compared with fourth quarter 2012 net profits income of $4,970,935. This 86% increase in net profits income was primarily due to higher oil and gas prices ($3.6 million) and the portion of the Fankhouser settlement deducted in October of 2012 ($2.7 million), partially offset by decreased gas production ($1.7 million).

Administration expense was $1,799,868 and interest income was $145, resulting in fourth quarter 2013 distributable income of $7,428,920 or $0.185723 per unit. Included in fourth quarter 2013 administration expense is $1,200,000 which the trustee has reserved for legal expenses regarding the Goebel litigation. Distributable income for fourth quarter 2012 was $4,736,320 or $0.118408 per unit.

Distributions to unitholders for the quarter ended December 31, 2013 were:

Record Date	Payment Date	Per Unit
October 31, 2013	November 15, 2013	$0.068593
November 29, 2013	December 13, 2013	0.061951
December 31, 2013	January 15, 2014	0.055179

		$0.185723

Volumes

Fourth quarter underlying gas sales volumes decreased 10% and underlying oil sales volumes remained relatively flat from 2012 to 2013. Gas sales volumes decreased primarily due to natural production decline and the timing of cash receipts. Oil sales volumes remained relatively flat as the timing of cash receipts was offset by natural production decline.

Prices

The average fourth quarter 2013 gas price was $3.97 per Mcf, or 21% higher than the fourth quarter 2012 average price of $3.28 per Mcf. The average fourth quarter 2013 oil price was $102.44 per Bbl, or 18% higher than the fourth quarter 2012 average price of $86.92 per Bbl. For further information about product prices, see “Years Ended December 31, 2013, 2012 and 2011 — Prices” above.

Costs

Taxes, transportation and other.    Taxes, transportation and other decreased 10% from fourth quarter 2012 to 2013 primarily because of decreased property taxes related to decreased valuations.

Production expense.    Fourth quarter production expense increased 3% from 2012 to 2013 primarily because of increased location costs, mechanical and marketing rebates included in fourth quarter 2012 and increased compressor costs, partially offset by decreased repairs and maintenance costs.

Development costs.    Development costs, which were deducted based on budgeted development costs, increased 20% from fourth quarter 2012 to 2013. For further information about development costs, see “Years Ended December 31, 2013, 2012 and 2011 — Development Costs” above.

Overhead.    Overhead is charged by XTO Energy for administrative expenses incurred to support operations of the underlying properties. Overhead fluctuates based on changes in the active well count and drilling activity on the underlying properties, as well as an annual cost level adjustment.

Excess costs.    XTO advised the trustee in September 2012 that it deducted $35,601,400 ($28,481,120 net to the trust) related to the Fankhouser settlement. The settlement deduction caused costs to exceed revenues by $27,235,464 ($21,788,371 net to the trust) on properties underlying the Oklahoma net profits interests and by $6,225,126 ($4,980,101 net to the trust) on properties underlying the Kansas net profits interests. However, these excess costs did not reduce net proceeds from the remaining conveyance. XTO advised the trustee in October 2012 that it partially recovered $3,342,186 ($2,673,749 net to the trust) of excess costs. Remaining excess costs at December 31, 2012 were $24,027,648 ($19,222,118 net to the trust) on properties underlying the Oklahoma net profits interests and $6,090,756 ($4,872,605 net to the trust) on properties underlying the Kansas net profits interests. The excess costs claimed underlying the Kansas and Oklahoma net profits interests are the subject of pending arbitration described more fully under “Item 3 — Legal Proceedings.” See Note 8 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

Other

In accordance with the terms of the Hugoton Royalty Trust Indenture, XTO Energy advised the trustee that on April 24, 2013 it sold properties underlying the Oklahoma net profits interests for $1,188,430 ($950,744 net to the trust). This amount was included in the May 2013 distribution.

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

Contractual Obligations

As shown below, the trust had no obligations and commitments to make future contractual payments as of December 31, 2013, other than the December distribution payable to unitholders in January 2014, as reflected in the statement of assets, liabilities and trust corpus.

	Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Distribution payable to unitholders	$2,207,160	$2,207,160	$—	$—	$—

Related Party Transactions

The underlying properties from which the net profits interests were carved are currently owned by XTO Energy, which operates approximately 95% of the underlying properties. In computing net proceeds, XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses on the underlying properties it operates. As of December 31, 2013, the monthly overhead charge, based on the number of operated wells, was approximately $1,001,000 ($800,800 net to the trust) and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy sells a significant portion of natural gas production from the underlying properties to certain of XTO Energy’s wholly owned subsidiaries under contracts in existence when the trust was created, generally at amounts approximating monthly published market prices. For further information regarding natural gas sales from the underlying properties to affiliates of XTO Energy, see Significant Properties, under Item 2, Properties and Note 7 to Financial Statements under Item 8, Financial Statements and Supplementary Data. Total gas sales from the underlying properties to XTO Energy’s wholly owned subsidiaries were $29.0 million for 2013, or 38% of total gas sales, $22.3 million for 2012, or 34% of total gas sales and $35.6 million for 2011, or 35% of total gas sales.

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

Forward-Looking Statements

Certain information included in this annual report and other materials filed, or to be filed, by the trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934,

as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, reserve-to-production ratios, future production, development activities, future development plans by area, increased density drilling, maintenance projects, development, production and other costs, oil and gas prices, pricing differentials, proved reserves, future net cash flows, production levels, litigation, regulatory matters, competition, and the satisfaction or waiver of conditions to the trustee’s resignation. Such forward-looking statements are based on XTO Energy’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “projects,” “anticipates,” “predicts,” “believes,” “goals,” “estimates,” “should,” “could”, and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. Some of the risk factors that could cause actual results to differ materially are explained in Item 1A, Risk Factors.

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

HUGOTON ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31
	2013	2012
Assets
Cash and short-term investments	$3,646,537	$3,063,712
Net profits interests in oil and gas properties – net (Notes 1 and 2)	98,854,558	109,892,977

	$102,501,095	$112,956,689

Liabilities and Trust Corpus
Distribution payable to unitholders	$2,207,160	$2,379,120
Legal reserve	1,439,377	684,592
Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	98,854,558	109,892,977

	$102,501,095	$112,956,689

STATEMENTS OF DISTRIBUTABLE INCOME

	Year Ended December 31
	2013	2012	2011
Net profits income	$37,333,595	$25,132,038	$56,565,368
Interest income	700	508	1,155

Total income	37,334,295	25,132,546	56,566,523
Administration expense	2,827,015	1,859,626	801,563

Distributable income	$34,507,280	$23,272,920	$55,764,960

Distributable income per unit (40,000,000 units)	$0.862682	$0.581823	$1.394124

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year Ended December 31
	2013	2012	2011
Trust corpus, beginning of year	$109,892,977	$115,367,996	$124,993,766
Amortization of net profits interests	(11,038,419)	(5,475,019)	(9,625,770)
Distributable income	34,507,280	23,272,920	55,764,960
Distributions declared	(34,507,280)	(23,272,920)	(55,764,960)

Trust corpus, end of year	$98,854,558	$109,892,977	$115,367,996

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

Bank of America, N.A. is the trustee for the trust. In 2007 the Bank of America private wealth management group officially became known as “U.S. Trust, Bank of America Private Wealth Management.” The legal entity that serves as the trustee of the trust did not change, and references in this Annual Report to U.S. Trust, Bank of America Private Wealth Management shall describe the legal entity Bank of America, N.A. The trust indenture provides, among other provisions, that:

•	the trust cannot engage in any business activity or acquire any assets other than the net profits interests and specific short-term cash investments;

•	the trust may dispose of all or part of the net profits interests if approved by a vote of holders of 80% or more of the outstanding trust units, or upon trust termination. Otherwise, the trust is required to sell up to 1% of the value of the net profits interests in any calendar year, pursuant to notice from XTO Energy of its desire to sell the related underlying properties. Any sale must be for cash with 80% of the proceeds distributed to the unitholders on the next declared distribution;

•	the trustee may establish a cash reserve for payment of any liability that is contingent or not currently payable;

•	the trustee may borrow funds to pay trust liabilities if repaid in full prior to further distributions to unitholders;

•	the trustee will make monthly cash distributions to unitholders (Note 3); and

•	the trust will terminate upon the first occurrence of:

•	disposition of all net profits interests pursuant to terms of the trust indenture,

•	gross proceeds from the underlying properties falling below $1 million per year for two successive years, or

•	a vote of holders of 80% or more of the outstanding trust units to terminate the trust in accordance with provisions of the trust indenture.

On January 9, 2014, U.S. Trust, Bank of America Private Wealth Management gave notice to unitholders that it will be resigning as trustee subject to the conditions set forth below. Bank of America, N.A. intends to nominate Southwest Bank, an independent state bank chartered under the laws of the State of Texas and headquartered in Fort Worth, Texas (“Southwest Bank”), as successor trustee at a meeting of unitholders of the trust to be called for the purpose of approving a successor trustee of the Trust. U.S. Trust, Bank of America Private Wealth Management’s resignation is conditioned on the satisfaction or waiver by U.S. Trust, Bank of America Private Wealth Management of each of the following: (i) the appointment of Southwest Bank as trustee of Sabine Royalty Trust (another royalty trust for which U.S. Trust, Bank of America Private Wealth Management currently serves as trustee); (ii) the appointment of Southwest Bank or another successor trustee as trustee of the trust and five other royalty trusts for which U.S. Trust, Bank of America Private Wealth Management currently serves as trustee and as agent under a disbursing arrangement for which it currently serves as agent; (iii) the accuracy of certain representations and warranties and performance of certain agreements made by Southwest Bank in an agreement between U.S. Trust, Bank of America Private Wealth Management and Southwest Bank; and (iv) no governmental injunction, order or other action that would prohibit Southwest Bank’s appointment, U.S. Trust, Bank of America Private Wealth Management’s resignation or the other actions described above. The effective date of U.S. Trust, Bank of America Private Wealth Management’s resignation shall be May 30, 2014, assuming all of the conditions described above have been satisfied or waived as of such date.

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

2. Basis of Accounting

The financial statements of the trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles:

•	Net profits income is recorded in the month received by the trustee (Note 3).

•	Trust expenses are recorded based on liabilities paid and cash reserves established by the trustee for liabilities and contingencies.

•	Distributions to unitholders are recorded when declared by the trustee (Note 3).

•	The trustee routinely reviews the trust’s net profits interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the trust’s net profits interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the net profits interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of December 31, 2013.

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

The initial carrying value of the net profits interests of $247,066,951 was XTO Energy’s historical net book value of the interests on December 1, 1998, the date of the transfer to the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $148,212,393 as of December 31, 2013 and $137,173,974 as of December 31, 2012.

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

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

XTO advised the trustee in September 2012 that it deducted $35,601,400 ($28,481,120 net to the trust) related to the Fankhouser settlement. The settlement deduction caused costs to exceed revenues by $27,235,464 ($21,788,371 net to the trust) on properties underlying the Oklahoma net profits interests and by $6,225,126 ($4,980,101 net to the trust) on properties underlying the Kansas net profits interests. However, these excess costs did not reduce net proceeds from the remaining conveyance. XTO advised the trustee in October 2012 that it partially recovered $3,342,186 ($2,673,749 net to the trust) of excess costs. Remaining excess costs at December 31, 2012 were $24,027,648 ($19,222,118 net to the trust) on properties underlying the Oklahoma net profits interests and $6,090,756 ($4,872,605 net to the trust) on properties underlying the Kansas net profits interests (Note 8). The excess costs claimed underlying the Kansas and Oklahoma net profits interests are the subject of pending arbitration described more fully under (Note 8).

5. Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Year Ended December 31
	2013	2012	2011
Cumulative actual costs (over) under the amount deducted – beginning of period	$(301,922)	$2,396,920	$(809,696)
Actual costs	(5,609,336)	(8,698,842)	(5,593,384)
Budgeted costs deducted	6,500,000	6,000,000	8,800,000

Cumulative actual costs under (over) the amount deducted – end of period	$588,742	$(301,922)	$2,396,920

The monthly development cost deduction was $850,000 from the January 2011 distribution through the August 2011 distribution. Due to lower than anticipated actual costs as a result of reduced activity, the development cost deduction was decreased to $500,000 beginning with the September 2011 distribution and was maintained at that level through the July 2013 distribution. As a result of increased development activity, the monthly development cost deduction was increased from $500,000 to $600,000 beginning with the August 2013 distribution and was maintained at that level through the end of 2013. For further information on 2014 budgeted development costs, see Properties, under Item 2. The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. XTO Energy has advised the trustee that this monthly deduction will continue to be evaluated and revised as necessary.

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

6. Income Taxes

For federal income tax purposes, the trust constitutes a fixed investment trust that is taxed as a grantor trust. A grantor trust is not subject to tax at the trust level. Accordingly, no provision for income taxes has been made in the financial statements. The unitholders are considered to own the trust’s income and principal as though no trust were in existence. The income of the trust is deemed to have been received or accrued by each unitholder at the time such income is received or accrued by the trust and not when distributed by the trust.

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

Each unitholder should consult his or her own tax advisor regarding income tax requirements, if any, applicable to such person’s ownership of trust units.

7. XTO Energy Inc.

XTO Energy operates approximately 95% of the underlying properties. In computing net proceeds, XTO Energy deducts an overhead charge for reimbursement of administrative expenses on the underlying properties it operates. As of December 31, 2013, the overhead charge was approximately $1,001,000 ($800,800 net to the trust) per month and is subject to annual adjustment based on an oil and gas industry index as defined in the trust agreement.

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

Total gas sales from the underlying properties to XTO Energy’s wholly owned subsidiaries were $29.0 million for 2013, or 38% of total gas sales, $22.3 million for 2012, or 34% of total gas sales and, $35.6 million for 2011, or 35% of total gas sales.

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

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

XTO Energy has advised the trustee it believes that the terms of the conveyances covering the trust’s net profits interests require the trust to bear its 80% interest in the settlement, or approximately $28.5 million, of which $23.4 million will affect the net proceeds from Oklahoma and $5.1 million will affect the net proceeds from Kansas. If so, this will adversely affect the net proceeds of the trust from Oklahoma and Kansas and will result in costs exceeding revenues on these properties. XTO Energy began deducting the settlement amount with the September 2012 distribution. Based on the revised settlement allocation between Oklahoma and Kansas and recent revenue and expense levels, the deductions XTO Energy has made, and will resume making if the Tribunal (as defined below) ultimately rules in XTO Energy’s favor, will cause costs to exceed revenues for approximately 12 months on properties underlying the Oklahoma net profits interests and by approximately 5 years on properties underlying the Kansas net profits interests; however, changes in oil or natural gas prices or expenses could cause the time period to increase or decrease correspondingly. Excess costs must be recovered, with accrued interest, from the future net proceeds of that conveyance and cannot reduce net proceeds from other conveyances. The net profits interest from Wyoming is unaffected and payments will continue to be made from those properties to the extent revenues exceed costs on such properties. XTO Energy has advised the trustee that the settlement would decrease the amount of net profits going forward for the Oklahoma and Kansas properties due to changes in the way costs (such as gathering, compression and fuel) associated with operating the properties will be allocated, resulting in a net gain to the royalty interest owners. XTO Energy has advised the trustee that this expected net upward revision for the royalty interest owners would reduce applicable net profits to XTO Energy and, correspondingly, to the trust. As of December 31, 2013, the revision would have reduced trust net proceeds by approximately $842,000 (this amount would have been reflected in the June 2012 through December 2013 distributions).

The trustee has advised XTO Energy that all or a portion of the settlement amount should not be deducted from trust revenues. The trustee further advised XTO that, notwithstanding the Fankhouser settlement, XTO should make no change in the manner in which it calculates payments to the trust on a go-forward basis. XTO Energy does not agree with the trustee’s position, and to resolve this disagreement XTO Energy initiated binding arbitration on August 1, 2012 in accordance with the terms of the dispute resolution provisions of the Trust Indenture. All issues in the arbitration will be decided by a panel of three arbitrators (the “Tribunal”). Each side selected one arbitrator and the third arbitrator was selected by the other two appointed arbitrators. The arbitration is being administered by the American Arbitration Association under its commercial rules. The arbitration hearing was held as scheduled on November 12 through November 14, 2013 in Fort Worth, Texas. The Tribunal is expected to issue a decision on or before April 21, 2014. Because XTO Energy advised the trustee that it began deducting the settlement in September 2012, the trustee reserved a total of $900,000 from trust distributions to help fund potential legal and other expenses relating to the arbitration. The trustee believed that without such a reserve, the trust was likely to be left without adequate resources to fund the costs of the arbitration out of monthly trust revenues. As of September 30, 2013, the reserve had been fully depleted in connection with such expenses. Any additional expenses related to this arbitration will be deducted as administrative expense when incurred, however a future reserve may be established to accommodate payment of these expenses as needed.

The trustee requested that the Tribunal enjoin XTO Energy from continuing to deduct the Fankhouser settlement amount while the arbitration is pending. The Tribunal ordered that pending the issuance of a final award or further order of the Tribunal, XTO

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

In September 2008, a class action lawsuit was filed against XTO Energy styled Wallace B. Roderick Revocable Living Trust, et al. v. XTO Energy Inc. in the District Court of Kearny County, Kansas. XTO Energy removed the case to federal court in Wichita, Kansas. The plaintiffs allege that XTO Energy has improperly taken post-production costs from royalties paid to the plaintiffs from wells located in Kansas, Oklahoma and Colorado. The plaintiffs filed a motion to certify the class, including only Kansas and Oklahoma wells not part of the Fankhouser matter. After filing the motion to certify, but prior to the class certification hearing, the plaintiff filed a motion to sever the Oklahoma portion of the case so it could be transferred and consolidated with a newly filed class action in Oklahoma styled Chieftain Royalty Company v. XTO Energy Inc. This motion was granted. The Roderick case now comprises only Kansas wells not previously included in the Fankhouser matter. The case was certified as a class action in March 2012. XTO Energy filed an appeal of the class certification to the 10th Circuit Court of Appeals on April 11, 2012 which was granted on June 26, 2012. The court reversed the certification of the class and remanded the case back to the trial court for further proceedings.

In December 2010, a class action lawsuit was filed against XTO Energy styled Chieftain Royalty Company v. XTO Energy Inc. in Coal County District Court, Oklahoma. XTO Energy removed the case to federal court in the Eastern District of Oklahoma. The plaintiffs allege that XTO Energy wrongfully deducted fees from royalty payments on Oklahoma wells, failed to make diligent efforts to secure the best terms available for the sale of gas and its constituents, and demand an accounting to determine whether they have been fully and fairly paid gas royalty interests. The case expressly excludes those claims and wells prosecuted in the Fankhouser case. The severed Roderick case claims related to the Oklahoma portion of the case were consolidated into Chieftain. The case was certified as a class action in April 2012. XTO Energy filed an appeal of the class certification to the 10th Circuit Court of Appeals on April 26, 2012 which was granted on June 26, 2012. The court reversed the certification of the class and remanded the case back to the trial court for further proceedings.

XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to these lawsuits and intends to vigorously defend its position. However, XTO Energy has informed the Trustee that it is cognizant of other, similar litigation, such as Fankhouser, and other, unrelated entities. As these cases develop, XTO Energy will assess its legal position accordingly. If XTO Energy ultimately makes any settlement payments or receives a judgment against it in Chieftain or Roderick, XTO Energy has advised the trustee that it believes that the terms of the conveyances covering the trust’s net profits interests require the trust to bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if the judgment or settlement increases the amount of future payments to royalty owners, XTO Energy has informed the trustee that the trust would bear its proportionate share of the increased payments through reduced net proceeds. In the event of any such settlement or judgment, the trustee intends to review any claimed reductions in payment to the trust based on the facts and circumstances of such settlement or judgment. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s financial position or liquidity though it could be material to the trust’s annual distributable income. Additionally, XTO Energy has advised the trustee that any reductions would result in costs exceeding revenues on the properties underlying the net profit interests of the cases named above, as applicable, for several monthly distributions, depending on the size of the judgment or settlement, if any, and the net proceeds being paid at that time, which would result in the net profits interest being limited until such time that the revenues exceed the costs for those net profit interests. If there is a settlement or judgment and should XTO Energy and the trustee disagree concerning the amount of the settlement or judgment to be charged, if any, against the trust’s net profits interests, the matter will be resolved by binding arbitration under the terms of the Indenture creating the trust through the American Arbitration Association.

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

On September 12, 2012, a lawsuit was filed against Bank of America, N.A. as trustee and XTO Energy styled Harold Lamb v. Bank of America and XTO Energy Inc., in the U.S. District Court — Western District of Oklahoma. The plaintiff, Harold Lamb, is a unitholder in the trust and alleges that XTO Energy failed to properly pay and account to the trust under the terms of the net overriding royalty conveyance on certain Kansas and Oklahoma properties and that Bank of America, N.A., as trustee, failed to properly oversee such payment and accounting by XTO Energy. Additionally, the plaintiff alleged that Bank of America, N.A. and XTO Energy breached a fiduciary duty to the trust based on the allegations found in the Fankhouser class action discussed above. The plaintiffs sought unspecified amounts for actual/compensatory damages, punitive damages, disgorgement and injunctive relief. Subsequently, the plaintiff dismissed Bank of America, N.A. from the lawsuit. The court granted XTO Energy’s motion to transfer venue and transferred the case to the U.S. District Court for the Northern District of Texas. The Court granted XTO’s motion to dismiss and dismissed the case citing the plaintiff’s failure to make a sufficient pre-suit demand on the trustee. Subsequent to the dismissal, attorneys for Mr. Lamb sent a letter to the trustee demanding that the trustee initiate proceedings against XTO Energy. The trustee declined to do so, and on December 31, 2013, the plaintiff filed a new lawsuit against Bank of America as trustee (as nominal defendant) and XTO Energy styled Harold Lamb v. XTO Energy Inc. and Bank of America in the U.S. District Court for the Northern District of Texas. XTO Energy and Bank of America, N.A. have appeared in the lawsuit and are currently seeking dismissal of all claims. XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to this lawsuit and intends to vigorously defend its position. The trustee will vigorously defend any claims that may be asserted against the trustee. The terms of the trust indenture provide that Bank of America, N.A. and/or the trustee shall be indemnified by the trust and shall have no liability, other than for fraud, gross negligence or acts or omissions in bad faith as adjudicated by final non-appealable judgment of a court of competent jurisdiction.

On August 12, 2013, a demand for arbitration styled Sandra G. Goebel vs. XTO Energy, Inc., Timberland Gathering & Processing Company, Inc. and Bank of America, N.A. was filed with the American Arbitration Association. The claimant, Sandra Goebel, is a unitholder in the trust and alleged that XTO Energy breached the conveyances by misappropriating funds from the trust by failing to modify its existing sales contracts with its affiliate Timberland Gathering & Processing Company, Inc. (“Timberland”). Goebel alleged that these contracts do not currently reflect “market rate” terms, and that XTO had a duty to renegotiate the contracts to obtain more favorable terms. The claimant further alleged that Bank of America, N.A. breached its fiduciary duty by acquiescing to and facilitating XTO Energy’s alleged self-dealing and concealing information from unitholders that would have revealed XTO Energy’s breaches. The claim also alleged aiding and abetting breach of fiduciary duty by XTO Energy, and disgorgement and unjust enrichment by Timberland. The claimant sought from the respondents damages of an estimated $59.6 million for alleged royalty underpayments, exemplary damages, an accounting by XTO Energy, a declaration, costs, reasonable attorneys’ fees, and pre-judgment and post-judgment interest. Goebel purported to sue on behalf of and for the benefit of the Hugoton Royalty Trust. The trustee filed a response to the arbitration demand denying any liability arising out of the claimant’s allegations and objecting to the arbitrability of Goebel’s claims against the trustee. The arbitration panel ruled that Goebel’s claims are not arbitrable and dismissed the claims in their entirety without prejudice. Goebel has refiled the matter as a lawsuit styled Sandra G. Goebel vs. XTO Energy, Inc., Timberland Gathering & Processing Company, Inc. and Bank of America, N.A. in the Dallas County District Court. The allegations are the same as those contained in the previous arbitration demand. XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to this lawsuit and intends to vigorously defend its position. The trustee also believes it has strong defenses to the lawsuit and will vigorously defend its position. The terms of the trust indenture provide that Bank of America, N.A. and/or the trustee shall be indemnified by the trust and shall have no liability, other than for fraud, gross negligence or acts or omissions in bad faith as adjudicated by final non-appealable judgment of a court of competent jurisdiction.

The trustee anticipates that the trust will incur additional legal and other expenses in connection with the Goebel litigation. As a result, the trustee reserved an additional $1.6 million from trust distributions, beginning with the September 2013 distribution. The September 2013 through December 2013 distributions each reflected a deduction of $400,000 in connection with such reserve. Additionally, the trustee intends to reserve an additional $1.6 million from trust distributions for the Lamb litigation, which it currently anticipates taking over a period of four months, beginning with the January 2014 distribution. As the above lawsuits progress the trustee may need to revise these reserves.

Certain of the underlying properties are involved in various other lawsuits and certain governmental proceedings arising in the ordinary course of business. XTO Energy has advised the trustee that it does not believe that the ultimate resolution of these claims will have a material effect on the financial position or liquidity of the trust, but may have an effect on annual distributable income.

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The average realized gas prices used to determine the standardized measure were $3.92 per Mcf in 2013, $3.21 per Mcf in 2012, $4.67 per Mcf in 2011 and $4.45 per Mcf in 2010. Oil prices used to determine the standardized measure were based on average realized oil prices of $94.32 per Bbl in 2013, $91.90 per Bbl in 2012, $92.92 per Bbl in 2011 and $75.91 per Bbl in 2010.

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Proved Reserves

	Underlying Properties		Net Profits Interests
(in thousands)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)

Balance, December 31, 2010	314,994	2,861	138,436	1,336
Extensions, additions and discoveries	175	12	70	5
Revisions of prior estimates	(3,567)	115	(1,583)	76
Production – sales volumes	(21,693)	(249)	(10,661)	(130)
Sales in place	—	—	—	—

Balance, December 31, 2011	289,909	2,739	126,262	1,287
Extensions, additions and discoveries	217	32	96	14
Revisions of prior estimates	(21,574)	(29)	(43,010)	(350)
Production – sales volumes	(20,371)	(229)	(5,992)	(76)
Sales in place	—	—	—	—

Balance, December 31, 2012	248,181	2,513	77,356	875
Extensions, additions and discoveries	5	2	3	1
Revisions of prior estimates	12,050	214	15,900	200
Production – sales volumes	(18,713)	(217)	(7,770)	(99)
Sales in place	(50)	(27)	(15)	(8)

Balance, December 31, 2013	241,473	2,485	85,474	969

Extensions, additions and discoveries in 2011, 2012 and 2013 are primarily related to delineation of additional proved undeveloped reserves in the Anadarko Basin. Revisions of prior estimates of the proved gas reserves for the underlying properties in each year are primarily because of changes in the gas and oil prices. Negative revisions of 2012 gas reserves related primarily to lower gas prices used to estimate reserves and negative revisions of 2011 gas reserves related primarily to increased future costs. Higher upward and downward revisions for the net profits interests as compared with the underlying properties in each year were caused by changes in oil and gas prices and estimated future production and development costs which resulted in an increase or decrease in gas reserves allocated to the trust.

Proved Developed Reserves

	Underlying Properties		Net Profits Interests
(in thousands)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)

December 31, 2010	276,089	2,513	126,349	1,218

December 31, 2011	250,833	2,391	113,312	1,159

December 31, 2012	211,638	2,192	71,327	806

December 31, 2013	204,611	2,163	76,239	878

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	December 31
(in thousands)	2013	2012	2011
Underlying Properties
Future cash inflows	$1,181,208	$1,028,147	$1,607,753
Future costs:
Production	621,958	579,185	717,786
Development	64,064	64,064	67,668

Future net cash flows	495,186	384,898	822,299
10% discount factor	237,147	181,595	403,608

Standardized measure	$258,039	$203,303	$418,691

Net Profits Interests
Future cash inflows	$431,190	$334,857	$716,607
Future production taxes	35,041	26,939	58,767

Future net cash flows	396,149	307,918	657,840
10% discount factor	189,718	145,275	322,887

Standardized measure	$206,431	$162,643	$334,953

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)
	2013	2012	2011
Underlying Properties
Standardized measure, January 1	$203,303	$418,691	$424,589

Revisions:
Prices and costs	76,488	(215,934)	40,475
Quantity estimates	(784)	(2,787)	(9,059)
Accretion of discount	18,387	36,486	37,013
Future development costs	6,172	(1,734)	(3,504)
Production rates and other	1,868	(1,106)	(723)

Net revisions	102,131	(185,075)	64,202
Extensions, additions and discoveries	103	1,102	606
Production	(53,167)	(37,415)	(79,506)
Development costs	6,500	6,000	8,800
Sales in place	(831)	—	—

Net change	54,736	(215,388)	(5,898)

Standardized measure, December 31	$258,039	$203,303	$418,691

Net Profits Interests
Standardized measure, January 1	$162,643	$334,953	$339,671
Extensions, additions and discoveries	82	882	485
Accretion of discount	14,710	29,189	29,611
Revisions of prior estimates, changes in price and other	66,861	(177,249)	21,751
Sales in place	(531)	—	—
Net profits income	(37,334)	(25,132)	(56,565)

Standardized measure, December 31	$206,431	$162,643	$334,953

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

10. Quarterly Financial Data (Unaudited)

The following is a summary of net profits income, distributable income and distributable income per unit by quarter for 2013 and 2012:

	Net Profits Income	Distributable Income	Distributable Income per Unit
2013
First Quarter	$8,065,774	$7,818,120	$0.195453
Second Quarter	9,457,572	9,205,680	0.230142
Third Quarter	10,581,606	10,054,560	0.251364
Fourth Quarter	9,228,643	7,428,920	0.185723

	$37,333,595	$34,507,280	$0.862682

2012
First Quarter	$10,073,319	$9,825,440	$0.245636
Second Quarter	6,956,529	6,561,840	0.164046
Third Quarter	3,131,255	2,149,320	0.053733
Fourth Quarter	4,970,935	4,736,320	0.118408

	$25,132,038	$23,272,920	$0.581823

11. Other

In accordance with the terms of the Hugoton Royalty Trust Indenture, XTO Energy advised the trustee that on April 24, 2013 it sold properties underlying the Oklahoma net profits interests for $1,188,430 ($950,744 net to the trust). This amount was included in the May 2013 distribution.

The trust is required to join in a sale of up to 1% of the value of the net profits interests in any calendar year, pursuant to notice from XTO Energy of its desire to sell the related underlying properties.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust and

Bank of America, N.A., Trustee

We have audited the accompanying statements of assets, liabilities and trust corpus of Hugoton Royalty Trust (the “Trust”) as of December 31, 2013 and 2012, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2013. We also have audited the Trust’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Trustee’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust at December 31, 2013 and 2012, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2013, on the basis of accounting described in Note 2. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by COSO.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 14, 2014

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

Trustee’s Report on Internal Control Over Financial Reporting

The trustee, Bank of America, N.A., also known as U.S. Trust, Bank of America Private Wealth Management, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The trustee conducted an evaluation of the effectiveness of the trust’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the trustee’s evaluation under the framework in Internal Control — Integrated Framework (1992), the trustee concluded that the trust’s internal control over financial reporting was effective as of December 31, 2013. The effectiveness of the trust’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report under Item 8, Financial Statements and Supplementary Data.

Changes in Internal Control Over Financial Reporting

There were no changes in the trust’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the trust’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Section 16(a) of the Securities Exchange Act of 1934 requires that directors, officers, and beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. To the trustee’s knowledge, based solely on the information furnished to the trustee, the trustee is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the trust units of beneficial interest during and for the year ended December 31, 2013.

Because the trust has no employees, it does not have a code of ethics. Employees of the trustee, U.S. Trust, Bank of America Private Wealth Management, must comply with the bank’s code of ethics, a copy of which will be provided to unitholders, without charge, upon request by appointment at Bank of America Plaza, 17th Floor, 901 Main Street, Dallas, Texas 75202.

Item 11. Executive Compensation

The trustee received the following annual compensation from 2011 through 2013 as specified in the trust indenture:

Name and Principal Position	Year	Other Annual Compensation(1)
U.S. Trust, Bank of America	2013	$63,343
Private Wealth Management, Trustee	2012	58,873
	2011	51,936

(1)	Under the trust indenture, the trustee is entitled to an annual administrative fee, paid in equal monthly installments. Such fee can be adjusted annually based on an oil and gas industry index. Upon termination of the trust, the trustee is entitled to a termination fee of $15,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The trust has no equity compensation plans.

(a) Security Ownership of Certain Beneficial Owners.    The trustee is not aware of any person who beneficially owns more than 5% of the outstanding units.

(b) Security Ownership of Management.    The trust has no directors or executive officers. As of February 4, 2014, Bank of America Corporation and its subsidiaries owned, in various fiduciary capacities, 584,381 units, with a shared right to vote 565,363 of these units and shared dispositive power with respect to 19,018 of these units. Bank of America, N.A. disclaims any beneficial interests in these units.

(c) Changes in Control.     The trustee knows of no arrangements which may subsequently result in a change in control of the trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In computing net profits income paid to the trust for the net profits interests, XTO Energy deducts an overhead charge for reimbursement of administrative expenses of operating the underlying properties. This charge at December 31, 2013 was approximately $1,001,000 per month, or $12,012,000 annually (net to the trust of $800,800 per month or $9,609,600 annually), and is subject to annual adjustment based on an oil and gas industry index as defined in the trust agreement.

XTO Energy sells a significant portion of natural gas production from the underlying properties to certain of its wholly owned subsidiaries under contracts in existence when the trust was created, generally at amounts approximating monthly published prices. For further information, see Item 2, Properties.

See Item 11, Executive Compensation, for the remuneration received by the trustee from 2011 through 2013 and Item 12(b), Security Ownership of Management, for information concerning units owned by the trustee in various fiduciary capacities.

As noted in Item 10, Directors, Executive Officers and Corporate Governance, the trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Item 14. Principal Accountant Fees and Services

Fees for services performed by PricewaterhouseCoopers LLP and KPMG LLP for the years ended December 31, 2013 and 2012 are:

	2013	2012
Audit fees-KPMG(a)	$7,034	$10,017
Audit fees-PwC	$116,850	$89,900
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$123,884	$99,917

(a)	KPMG LLP served as the trust’s independent registered public accounting firm through July 7, 2011, and was replaced by PricewaterhouseCoopers LLP effective on that date.

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

Reports of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2013 and 2012

Statements of Distributable Income for the years ended December 31, 2013, 2012 and 2011

Statements of Changes in Trust Corpus for the years ended December 31, 2013, 2012 and 2011

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

HUGOTON ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: March 14, 2014	By	/S/ BETH E. CASTEEL
Beth E. Casteel
Vice President — Upstream Business Services

(The trust has no directors or executive officers.)