Form 10-Q
period 2014-03-31
HUGOTON ROYALTY TRUST
filed 2014-05-09
CIK 862022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Outstanding as of April 1, 2014

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the trust’s financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at March 31, 2014 and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2014 and 2013 have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. The condensed financial statements as of March 31, 2014, and for the three-month periods ended March 31, 2014 and 2013 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust and

Bank of America, N.A., Trustee:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Hugoton Royalty Trust (the “Trust”) as of March 31, 2014, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2014 and 2013. These interim financial statements are the responsibility of the Trustee.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus as of December 31, 2013, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein), and in our report dated March 14, 2014, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2013 is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Dallas, TX

May 9, 2014

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and short-term investments	$5,625,112	$3,646,537
Net profits interests in oil and gas properties—net (Note 1)	96,848,602	98,854,558

	$102,473,714	$102,501,095

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$3,501,800	$2,207,160
Legal reserve	2,123,312	1,439,377
Trust corpus (40,000,000 units of beneficial interestauthorized and outstanding)	96,848,602	98,854,558

	$102,473,714	$102,501,095

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended March 31
	2014	2013
Net profits income	$9,290,470	$8,065,774
Interest income	92	154

Total income	9,290,562	8,065,928
Administration expense	1,640,242	247,808

Distributable income	$7,650,320	$7,818,120

Distributable income per unit (40,000,000 units)	$0.191258	$0.195453

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended March 31
	2014	2013
Trust corpus, beginning of period	$98,854,558	$109,892,977
Amortization of net profits interests	(2,005,956)	(2,529,956)
Distributable income	7,650,320	7,818,120
Distributions declared	(7,650,320)	(7,818,120)

Trust corpus, end of period	$96,848,602	$107,363,021

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

•	Net profits income is computed separately for each of three conveyances under which the net profits interests were conveyed to the trust. If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from the other conveyances.

•	Interest income and distribution payable to unitholders include interest earned on the previous month’s investment.

•	Trust expenses are recorded based on liabilities paid and cash reserves established by the trustee for liabilities and contingencies.

•	Distributions to unitholders are recorded when declared by the trustee.

•	The trust may dispose of all or part of the net profits interests if approved by a vote of holders of 80% or more of the outstanding trust units, or upon trust termination. Otherwise, the trust is required to sell up to 1% of the value of the net profits interests in any calendar year, pursuant to notice from XTO Energy of its desire to sell the related underlying properties. Any sale must be for cash with 80% of the proceeds distributed to the unitholders on the next declared distribution.

•	The trustee routinely reviews the Trust’s net profits interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s net profits interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the net profits interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of March 31, 2014.

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

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $150,218,349 as of March 31, 2014 and $148,212,393 as of December 31, 2013.

2.	Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Three Months Ended
	March 31
	2014	2013
Cumulative actual costs under (over) the amount deducted - beginning of period	$588,742	$(301,922)
Actual costs	(1,651,365)	(1,398,253)
Budgeted costs deducted	1,700,000	1,500,000

Cumulative actual costs under (over) the amount deducted - end of period	$637,377	$(200,175)

The monthly development cost deduction was $500,000 from the January 2013 distribution through the July 2013 distribution. XTO Energy advised the trustee that as a result of increased development activity it increased the monthly development cost deduction from $500,000 to $600,000 beginning with the August 2013 distribution and it was maintained at this level through the February 2014 distribution. Due to lower than anticipated actual costs as a result of the timing of cash expenditures, the development cost deduction was decreased to $500,000 beginning with the March 2014 distribution and is expected to remain at that level through the end of 2014. XTO Energy has advised the trustee that total 2014 budgeted development costs for the underlying properties are between $6 million and $7 million. The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. XTO Energy has advised the trustee that this monthly deduction will continue to be evaluated and revised as necessary.

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

Unitholders should consult the Trust’s latest annual report on Form 10-K for a complete discussion of federal and state tax matters.

4.	Contingencies

An amended petition for a class action lawsuit, Beer, et al. v. XTO Energy Inc., was filed in January 2006 in the District Court of Texas County, Oklahoma by certain royalty owners of natural gas wells in Oklahoma and Kansas. The plaintiffs allege that XTO Energy has not properly accounted to the plaintiffs for the royalties to which they are entitled and seek an accounting regarding the natural gas and other products produced from their wells and the prices paid for the natural gas and other products produced, and for payment of the monies allegedly owed since June 2002, with a certain limited number of plaintiffs claiming monies owed for additional time. XTO Energy removed the case to federal district court in Oklahoma City. In April 2010, new counsel and representative parties, Fankhouser and Goddard, filed a motion to intervene and prosecute the Beer class, now styled Fankhouser v. XTO Energy Inc. This motion was granted on July 13, 2010. The new plaintiffs and counsel filed an amended complaint asserting new causes of action for breach of fiduciary duties and unjust enrichment. On December 16, 2010, the court certified the class. Cross motions for summary judgment were filed by the parties and ruled on by the court. XTO Energy has informed the trustee that after consideration of the rulings by the court in March and April of 2012, some benefiting XTO Energy and some benefiting the plaintiffs, and with due regard to the vagaries of litigation and their uncertain outcomes, XTO Energy and the plaintiffs entered into settlement negotiations prior to trial and reached a tentative settlement of $37 million on April 23, 2012. XTO advised the trustee that $1.4 million of the settlement was attributable to Kansas claims which predated the Trust. The settlement also included a new royalty calculation for future royalty payments. A fairness hearing was conducted on October 10, 2012 and the settlement was given final approval by the court.

XTO Energy and the trustee disagreed as to whether the settlement should be charged to the trust net proceeds ($28.5 million; $23.4 million and $5.1 million affecting the net proceeds from Oklahoma and Kansas, respectively, in addition to a reduction in the net profits going forward). The matter was arbitrated by a three person tribunal and a decision was issued on April 21, 2014. The tribunal ordered as follows: (i) awarded declaratory relief to the trustee that the Fankhouser settlement, in whole or in part, is not a production cost under the conveyances governing the Trust’s net profits interest, and therefore not chargeable to the Trust (ii) awarded permanent injunctive relief to the trustee barring XTO Energy from treating the Fankhouser settlement, in whole or in part, as a production cost under the conveyances governing the Trust’s net profits interest, or otherwise modifying or reducing the Trust’s payments, now or in the future, based on the Fankhouser settlement, (iii) awarded the trustee $6,110,961.71 from XTO Energy, comprised of: (a) $4,386,396 representing amounts withheld from the September and October 2012 Trust distributions; (b) $371,931.72 representing interest to December 18, 2013; (c) $1,167,563 of trustee attorneys’ fees; (d) $185,070.99 of trustee arbitration expenses; (iv) awarding the trustee interest on the $4,386,396 from December 18, 2013 until paid at $871.27 per day, and (v) ordering XTO Energy to reimburse the trustee $117,984.13 for administrative fees and expenses of the American Arbitration Association and compensation and expenses of the arbitrators incurred by the trustee.

XTO Energy has advised the trustee that it currently expects the required reimbursements discussed above will be made to the unitholders with the May 2014 distribution, which will be paid on June 13, 2014.

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

XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to these lawsuits and intends to vigorously defend its position. However, XTO Energy has informed the Trustee that it is cognizant of other, similar litigation, such as Fankhouser, and other, unrelated entities. As these cases develop, XTO Energy will assess its legal position accordingly. If XTO Energy ultimately makes any settlement payments or receives a judgment against it in Chieftain or Roderick, XTO Energy has advised the trustee that it believes that the terms of the conveyances covering the trust’s net profits interests require the trust to bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if the judgment or settlement increases the amount of future payments to royalty owners, XTO Energy has informed the trustee that the trust would bear its proportionate share of the increased payments through reduced net proceeds. In the event of any such settlement or judgment, the trustee intends to review any claimed reductions in payment to the trust based on the facts and circumstances of such settlement or judgment. In light of the arbitration tribunal’s decision on treatment of the Fankhouser settlement, to the extent that the claims in Chieftain or Roderick are similar to those in Fankhouser, the trustee would likely object to such claimed reductions. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s financial position or liquidity though it could be material to the trust’s annual distributable income. Additionally, XTO Energy has advised the trustee that any reductions would result in costs exceeding revenues on the properties underlying the net profit interests of the cases named above, as applicable, for several monthly distributions, depending on the size of the judgment or settlement, if any, and the net proceeds being paid at that time, which would result in the net profits interest being limited until such time that the revenues exceed the costs for those net profit interests. If there is a settlement or judgment and should XTO Energy and the trustee disagree concerning the amount of the settlement or judgment to be charged, if any, against the trust’s net profits interests, the matter will be resolved by binding arbitration under the terms of the Indenture creating the trust through the American Arbitration Association.

On September 12, 2012, a lawsuit was filed against Bank of America, N.A. as trustee and XTO Energy styled Harold Lamb v. Bank of America and XTO Energy Inc., in the U.S. District Court — Western District of Oklahoma. The plaintiff, Harold Lamb, is a unitholder in the trust and alleges that XTO Energy failed to properly pay and account to the trust under the terms of the net overriding royalty conveyance on certain Kansas and Oklahoma properties and that Bank of America, N.A., as trustee, failed to properly oversee such payment and accounting by XTO Energy. Additionally, the plaintiff alleged that Bank of America, N.A. and XTO Energy breached a fiduciary duty to the trust based on the allegations found in the Fankhouser class action discussed above. The plaintiffs sought unspecified amounts for actual/compensatory damages, punitive damages, disgorgement and injunctive relief. Subsequently, the plaintiff dismissed Bank of America, N.A. from the lawsuit. The court granted XTO Energy’s motion to transfer venue and transferred the case to the U.S. District Court for the Northern District of Texas. The Court granted XTO’s motion to dismiss and dismissed the case citing the plaintiff’s failure to make a sufficient pre-suit demand on the trustee. Subsequent to the dismissal, attorneys for Mr. Lamb sent a letter to the trustee demanding that the trustee initiate proceedings against XTO Energy. The trustee declined to do so, and on December 31, 2013, the plaintiff filed a new lawsuit against Bank of America as trustee (as nominal defendant) and XTO Energy styled Harold Lamb v. XTO Energy Inc. and Bank of America in the U.S. District Court for the Northern District of Texas. XTO Energy and Bank of America, N.A. have appeared in the lawsuit and are currently seeking dismissal of all claims. XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to this lawsuit and intends to vigorously defend its position. The trustee will vigorously defend any claims that may be asserted against the trustee. Sandra Goebel, another unitholder of the trust, has filed a motion to intervene in Lamb’s lawsuit and to stay the action in favor of her lawsuit pending in the Dallas County District Court (see discussion below) or, in the alternative, for the court to appoint her attorneys lead counsel in Lamb’s lawsuit. XTO Energy and Bank of America, N.A. have opposed the motion with respect to Goebel’s request to stay, while Lamb has opposed the motion with respect to Goebel’s requests to intervene, to stay, and to be appointed lead counsel. The terms of the trust indenture provide that Bank of America, N.A. and/or the trustee shall be indemnified by the trust and shall have no liability, other than for fraud, gross negligence or acts or omissions in bad faith as adjudicated by final non-appealable judgment of a court of competent jurisdiction.

On August 12, 2013, a demand for arbitration styled Sandra G. Goebel vs. XTO Energy, Inc., Timberland Gathering & Processing Company, Inc. and Bank of America, N.A. was filed with the American Arbitration Association. The claimant, Sandra Goebel, is a unitholder in the trust and alleged that XTO Energy breached the conveyances by misappropriating funds from the trust by failing to modify its existing sales contracts with its affiliate Timberland Gathering & Processing Company, Inc. (“Timberland”). Goebel alleged that these contracts do not currently reflect “market rate” terms, and that XTO had a duty to renegotiate the contracts to obtain more favorable terms. The claimant further alleged that Bank of America, N.A. breached its fiduciary duty by acquiescing to and facilitating XTO Energy’s alleged self-dealing and concealing information from unitholders that would have revealed XTO Energy’s breaches. The claim also alleged aiding and abetting breach of fiduciary duty by XTO Energy, and disgorgement and unjust enrichment by Timberland. The claimant sought from the respondents damages of an estimated $59.6 million for alleged royalty underpayments, exemplary damages, an accounting by XTO Energy, a declaration, costs, reasonable attorneys’ fees, and pre-judgment and post-judgment interest. Goebel purported to sue on behalf of and for the benefit of the Hugoton Royalty Trust. The trustee filed a response to the arbitration demand denying any liability arising out of the claimant’s allegations and objecting to the arbitrability of Goebel’s claims against the trustee. The arbitration panel ruled that Goebel’s claims are not arbitrable and dismissed the claims in their entirety without prejudice. Goebel has refiled the matter as a lawsuit styled Sandra G. Goebel vs. XTO Energy, Inc., Timberland Gathering & Processing Company, Inc. and Bank of America, N.A. in the Dallas County District Court. The allegations are the same as those contained in the previous arbitration demand. The Defendants have filed a joint motion to stay the Goebel case in favor of the first filed Lamb case discussed above. XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to this lawsuit and intends to vigorously defend its position. The trustee also believes it has strong defenses to the lawsuit and will vigorously defend its position. The terms of the trust indenture provide that Bank of America, N.A. and/or the trustee shall be indemnified by the trust and shall have no liability, other than for fraud, gross negligence or acts or omissions in bad faith as adjudicated by final non-appealable judgment of a court of competent jurisdiction.

The trustee anticipates that the trust will incur additional legal and other expenses in connection with the Goebel and Lamb litigation. As a result, the trustee reserved an additional $1.6 million from trust distributions for the Goebel litigation, beginning with the September 2013 distribution. The September 2013 through December 2013 distributions each reflected a deduction of $400,000 in connection with such reserve. Additionally, the trustee reserved an additional $1.6 million from trust distributions for the Lamb litigation. The January 2014 through March 2014 distributions each reflected a deduction of $400,000 and the April 2014 distribution also reflected a deduction of the remaining $400,000 in connection with such reserve. As the above lawsuits progress the trustee may need to revise these reserves.

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

Item 2. Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the trust’s 2013 Annual Report on Form 10-K, as well as the condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the trust’s web site at www.hugotontrust.com.

Distributable Income

For the quarter ended March 31, 2014, net profits income was $9,290,470, as compared to $8,065,774 for first quarter 2013. The 15% increase in net profits income is primarily the result of higher oil and gas prices ($2.2 million), partially offset by decreased oil and gas production ($1.0 million). See “Net Profits Income” on following page.

After adding interest income of $92 and deducting administration expense of $1,640,242, distributable income for the quarter ended March 31, 2014 was $7,650,320, or $0.191258 per unit of beneficial interest. Administration expense for the quarter increased $1,392,434 from the prior year quarter. Administration expense for first quarter 2014 included $1,200,000 which the trustee reserved for legal expenses regarding the Lamb lawsuit. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For first quarter 2013, distributable income was $7,818,120 or $0.195453 per unit.

Distributions to unitholders for the quarter ended March 31, 2014 were:

Record Date	Payment Date	Distribution per Unit
January 31, 2014	February 14, 2014	$0.052662
February 28, 2014	March 14, 2014	0.051051
March 31, 2014	April 14, 2014	0.087545

		$0.191258

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

•	oil and gas sales volumes,

•	oil and gas sales prices, and

•	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months
	Ended March 31 (a)		Increase
	2014	2013	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	4,449,201	4,726,470	(6%)
Average per day	48,361	51,375	(6%)
Net profits interests	1,734,374	1,780,879	(3%)
Oil (Bbls) (b)
Underlying properties	54,745	55,819	(2%)
Average per day	595	607	(2%)
Net profits interests	26,096	23,526	11%
Average Sales Prices
Gas (per Mcf)	$4.35	$3.87	12%
Oil (per Bbl)	$92.18	$83.95	10%
Revenues
Gas sales	$19,339,408	$18,293,765	6%
Oil sales	5,046,572	4,685,822	8%

Total Revenues	24,385,980	22,979,587	6%

Costs
Taxes, transportation and other	2,603,689	2,837,181	(8%)
Production expense	5,414,648	5,737,914	(6%)
Development costs (c)	1,700,000	1,500,000	13%
Overhead	3,054,555	2,822,274	8%

Total Costs	12,772,892	12,897,369	(1%)

Net Proceeds	11,613,088	10,082,218	15%
Net Profits Percentage	80%	80%

Net Profits Income	$9,290,470	$8,065,774	15%

(a)	Because of the two-month interval between time of production and receipt of net profits income by the trust, oil and gas sales for the quarter ended March 31 generally represent production for the period November through January.
(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. As product prices change, the trust’s share of the production volumes is impacted as the quantity of production to cover expenses in reaching the net profits break-even level changes inversely with price. As such, the underlying property production volume changes may not correlate with the trust’s net profit share of those volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.
(c)	See Note 2 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from first quarter 2013 to first quarter 2014:

Sales Volumes

Gas sales volumes decreased 6% and oil sales volumes decreased 2% from first quarter 2013 to first quarter 2014. Decreased gas sales volumes are primarily due to natural production decline. Decreased oil sales volumes are primarily due to natural production decline, partially offset by the timing of cash receipts.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Gas

The first quarter 2014 average gas price was $4.35 per Mcf, a 12% increase from the first quarter 2013 average gas price of $3.87 per Mcf. Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The first quarter 2014 gas price is primarily related to production from November 2013 through January 2014, when the average NYMEX price was $3.91 per MMBtu. The average NYMEX price for February and March 2014 was $5.21 per MMBtu. At April 28, 2014, the average NYMEX futures price for the following twelve months was $4.77 per MMBtu.

Oil

The first quarter 2014 average oil price was $92.18 per Bbl, a 10% increase from the first quarter 2013 average oil price of $83.95 per Bbl. Oil prices are expected to remain volatile. The first quarter 2014 oil price is primarily related to production from November 2013 through January 2014, when the average NYMEX price was $95.58 per Bbl. The average NYMEX price for February and March 2014 was $100.57 per Bbl. At April 28, 2014, the average NYMEX futures price for the following twelve months was $96.40 per Bbl.

Costs

Taxes, Transportation and Other

Taxes, transportation and other decreased 8% for the first quarter primarily because of decreased property taxes related to the timing of cash expenditures, partially offset by increased oil and gas production taxes related to higher oil and gas revenues.

Production Expense

Production expense decreased 6% for the first quarter primarily because of decreased water disposal and facility costs, partially offset by increased repairs and maintenance costs.

Development Costs

Development costs deducted in the calculation of net profits income are based primarily on the current level of development expenditures and the development budget. Development costs for first quarter 2014 increased 13% from the prior year quarter.

At December 31, 2013, cumulative budgeted costs deducted exceeded cumulative actual costs by approximately $0.6 million. In calculating net profits income for the quarter ended March 31, 2014, XTO Energy deducted budgeted development costs of $1.7 million. After considering actual development costs of $1.7 million for the quarter, budgeted costs deducted exceeded cumulative actual costs by $0.6 million. First quarter actual development costs primarily relate to disbursements for development activity in fourth quarter 2013.

XTO Energy has advised the trustee that total 2014 budgeted development costs for the underlying properties are between $6 million and $7 million. The 2014 budget year generally coincides with the trust distribution months from April 2014 through March 2015. The monthly development cost deduction will be reevaluated by XTO Energy and revised as necessary, based on the 2014 budget and the timing and amount of actual expenditures. See Note 2 to Condensed Financial Statements.

Overhead

Overhead increased 8% for the first quarter primarily because of the annual rate adjustment based on an industry index.

Trustee Resignation

On January 9, 2014, U.S. Trust, Bank of America Private Wealth Management gave notice to unitholders that it will be resigning as trustee subject to the conditions set forth below. Bank of America, N.A. has nominated Southwest Bank, an independent state bank chartered under the laws of the State of Texas and headquartered in Fort Worth, Texas (“Southwest Bank”), as successor trustee at a meeting of unitholders of the trust called for Friday, May 23, 2014, for the purpose of approving a successor trustee of the Trust. U.S. Trust, Bank of America Private Wealth Management’s resignation is conditioned on the satisfaction or waiver by U.S. Trust, Bank of America Private Wealth Management of each of the following: (i) the appointment of Southwest Bank as trustee of Sabine Royalty Trust (another royalty trust for which U.S. Trust, Bank of America Private Wealth Management currently serves as trustee); (ii) the appointment of Southwest Bank or another successor trustee as trustee of the trust and five other royalty trusts for which U.S. Trust, Bank of America Private Wealth Management currently serves as trustee and as agent under a disbursing arrangement for which it currently serves as agent; (iii) the accuracy of certain representations and warranties and performance of certain agreements made by Southwest Bank in an agreement between U.S. Trust, Bank of America Private Wealth Management and Southwest Bank; and (iv) no governmental injunction, order or other action that would prohibit Southwest Bank’s appointment, U.S. Trust, Bank of America Private Wealth Management’s resignation or the other actions described above. The effective date of U.S. Trust, Bank of America Private Wealth Management’s resignation shall be May 30, 2014, assuming all of the conditions described above have been satisfied or waived as of such date.

Timberland Processing

Timberland Gathering & Processing Company, Inc. has notified XTO Energy that it has permanently shut down the processing portion of its facilities as of May 1, 2014 due to reliability issues. Timberland believes that investments and repairs are not economically feasible; however Timberland will continue to gather and compress gas from the Hugoton area. XTO Energy has informed the trustee that it is re-evaluating its gas sales agreements with Timberland as a result of this forthcoming change. Gas is being processed by DCP Midstream, LP under a long-term contract recently executed. For additional information regarding Hugoton area processing and sales agreements please see information disclosed in Part I, Item 2 of the trust’s Annual Report on Form 10-K for the year ended December 31, 2013.

Contingencies

XTO Energy is a party to certain litigation affecting the underlying properties and XTO Energy and the trustee are parties to other litigation relating to the trust. See Note 4 to Condensed Financial Statements.

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

Forward-Looking Statements

Statements in this report relating to future plans, predictions, events or conditions are forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding the net profits interests, underlying properties, development activities, annual and monthly development, production and other costs and expenses, monthly development cost deductions, oil and gas prices and differentials to NYMEX prices, supply levels, future drilling, workover and restimulation plans, the outcome of litigation and impact on trust proceeds, distributions to unitholders, industry and market conditions and the satisfaction or waiver of conditions to the trustee’s resignation, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2013, which is incorporated by this reference as though fully set forth herein. XTO Energy and the trustee assume no duty to update these statements as of any future date.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the trust’s market risks from the information disclosed in Part II, Item 7A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Refer to Note 4 of this Quarterly Report on Form 10-Q for information on legal proceedings.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2013.

Items 2 through 5.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

Exhibit Number and Description

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Hugoton Royalty Trust filed with the Securities and Exchange Commission on March 14, 2014 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST
By BANK OF AMERICA, N.A., TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: May 9, 2014	By	/S/ BETH E. CASTEEL
Beth E. Casteel
Vice President—Upstream Business Services