Form 10-Q
period 2014-06-30
HUGOTON ROYALTY TRUST
filed 2014-08-06
CIK 862022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-10476

Hugoton Royalty Trust

(Exact name of registrant as specified in its charter)

Texas	58-6379215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Southwest Bank Trustee P.O. Box 962020, Fort Worth, Texas	76162-2020
(Address of principal executive offices)	(Zip Code)

(855) 588-7839

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

Outstanding as of July 1, 2014

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at June 30, 2014 and the distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2014 and 2013 have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. The condensed financial statements as of June 30, 2014, and for the three-month and six-month periods ended June 30, 2014 and 2013 have been subjected to a review by PricewaterhouseCoopers LLP, the trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust and

Southwest Bank, Trustee:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Hugoton Royalty Trust (the “Trust”) as of June 30, 2014, and the related condensed statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2014 and 2013. These interim financial statements are the responsibility of the Trustee.

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

/s/ PricewaterhouseCoopers LLP

Houston, TX

August 6, 2014

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Cash and short-term investments	$6,026,892	$3,646,537
Net profits interests in oil and gas properties—net (Note 1)	93,769,084	98,854,558

	$99,795,976	$102,501,095

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$3,780,480	$2,207,160
Legal reserve	2,246,412	1,439,377
Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	93,769,084	98,854,558

	$99,795,976	$102,501,095

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Net profits income	$16,484,703	$9,457,572	$25,775,173	$17,523,346
Interest income (a)	515,193	166	515,285	320

Total income	16,999,896	9,457,738	26,290,458	17,523,666
Administration expense (a)	(846,944)	252,058	793,298	499,866

Distributable income	$17,846,840	$9,205,680	$25,497,160	$17,023,800

Distributable income per unit (40,000,000 units)	$0.446171	$0.230142	$0.637429	$0.425595

(a)	Interest income and administration expense for 2014 includes a refund of $514,820 and $1,470,618, respectively, related to the arbitration reimbursement. For further information see Note 4 to Condensed Financial Statements.

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Trust corpus, beginning of period	$96,848,602	$107,363,021	$98,854,558	$109,892,977
Amortization of net profits interests	(3,079,518)	(2,866,008)	(5,085,474)	(5,395,964)
Distributable income	17,846,840	9,205,680	25,497,160	17,023,800
Distributions declared	(17,846,840)	(9,205,680)	(25,497,160)	(17,023,800)

Trust corpus, end of period	$93,769,084	$104,497,013	$93,769,084	$104,497,013

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1. Basis of Accounting

The financial statements of Hugoton Royalty Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles (“GAAP”):

•	Net profits income recorded for a month is the amount computed and paid by XTO Energy Inc., the owner of the underlying properties, to the trustee for the trust. XTO Energy is a wholly owned subsidiary of Exxon Mobil Corporation. Net profits income consists of net proceeds received by XTO Energy from the underlying properties in the prior month, multiplied by a net profits percentage of 80%.

Costs deducted in the calculation of net proceeds for the 80% net profits interests generally include applicable taxes, transportation, marketing and legal costs, production expense, development costs, operating charges and other costs.

•	Net profits income is computed separately for each of the three conveyances under which the net profits interests were conveyed to the trust. If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from the other conveyances.

•	Interest income and distribution payable to unitholders include interest earned on the previous month’s investment.

•	Trust expenses are recorded based on liabilities paid and cash reserves established by the trustee for liabilities and contingencies.

•	Distributions to unitholders are recorded when declared by the trustee.

•	The trust may dispose of all or part of the net profits interests if approved by a vote of holders of 80% or more of the outstanding trust units, or upon trust termination. Otherwise, the trust is required to sell up to 1% of the value of the net profits interests in any calendar year, pursuant to notice from XTO Energy of its desire to sell the related underlying properties. Any sale must be for cash with 80% of the proceeds distributed to the unitholders on the next declared distribution.

•	The trustee routinely reviews the Trust’s net profits interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s net profits interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the net profits interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of June 30, 2014.

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

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $153,297,867 as of June 30, 2014 and $148,212,393 as of December 31, 2013.

2. Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Cumulative actual costs under (over) the amount deducted - beginning of period	$637,377	$(200,175)	$588,742	$(301,922)
Actual costs	(1,267,354)	(1,503,202)	(2,918,719)	(2,901,455)
Budgeted costs deducted	1,400,000	1,500,000	3,100,000	3,000,000

Cumulative actual costs under (over) the amount deducted - end of period	$770,023	$(203,377)	$770,023	$(203,377)

The monthly development cost deduction was $500,000 from the January 2013 distribution through the July 2013 distribution. XTO Energy advised the trustee that as a result of increased development activity it increased the monthly development cost deduction from $500,000 to $600,000 beginning with the August 2013 distribution and it was maintained at this level through the February 2014 distribution. Due to lower than anticipated actual costs as a result of the timing of cash expenditures, the development cost deduction was decreased to $500,000 beginning with the March 2014 distribution and to $400,000 beginning with the June 2014 distribution. XTO Energy has advised the trustee that total 2014 budgeted development costs for the underlying properties are between $6 million and $7 million. The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. XTO Energy has advised the trustee that this monthly deduction will continue to be evaluated and revised as necessary.

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

As a result of the arbitration ruling the May 2014 distribution included $4,386,396 which represents amounts withheld from the September and October 2012 distributions and $1,985,438 which represents attorney fees, arbitration expenses and interest. The amounts above represent all of the required reimbursements per the arbitration ruling. The arbitration ruling also prohibits XTO Energy from charging any portion of the Fankhouser settlement (including the new royalty calculation for future royalty payments) to the trust, now or in the future.

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

XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to these lawsuits and intends to vigorously defend its position. However, XTO Energy has informed the Trustee that it is cognizant of other, similar litigation, such as Fankhouser, and other, unrelated entities. As these cases develop, XTO Energy will assess its legal position accordingly. If XTO Energy ultimately makes any settlement payments or receives a judgment against it in Chieftain or Roderick, XTO Energy has advised the trustee that it believes that the terms of the conveyances covering the trust’s net profits interests require the trust to bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if the judgment or settlement increases the amount of future payments to royalty owners, XTO Energy has informed the trustee that the trust would bear its proportionate share of the increased payments through reduced net proceeds. In the event of any such settlement or judgment, the trustee intends to review any claimed reductions in payment to the trust based on the facts and circumstances of such settlement or judgment. In light of the arbitration tribunal’s decision on treatment of the Fankhouser settlement, to the extent that the claims in Chieftain or Roderick are similar to those in Fankhouser, the trustee would likely object to such claimed reductions. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s financial position or liquidity though it could be material to the trust’s annual distributable income. Additionally, XTO Energy has advised the trustee that any reductions would result in costs exceeding revenues on the properties underlying the net profit interests of the cases named above, as applicable, for several monthly distributions, depending on the size of the judgment or settlement, if any, and the net proceeds being paid at that time, which would result in the net profits interest being limited until such time that the revenues exceed the costs for those net profit interests. If there is a settlement or judgment and should XTO Energy and the trustee disagree concerning the amount of the settlement or judgment to be charged, if any, against the trust’s net profits interests, the matter will be resolved by binding arbitration through the American Arbitration Association under the terms of the Indenture creating the trust.

On September 12, 2012, a lawsuit was filed against Bank of America, N.A. as trustee and XTO Energy styled Harold Lamb v. Bank of America and XTO Energy Inc., in the U.S. District Court — Western District of Oklahoma. The plaintiff, Harold Lamb, is a unitholder in the trust and alleges that XTO Energy failed to properly pay and account to the trust under the terms of the net overriding royalty conveyance on certain Kansas and Oklahoma properties and that Bank of America, N.A., as the previous trustee, failed to properly oversee such payment and accounting by XTO Energy. Additionally, the plaintiff alleged that Bank of America, N.A. and XTO Energy breached a fiduciary duty to the trust based on the allegations found in the Fankhouser class action discussed above. The plaintiffs sought unspecified amounts for actual/compensatory damages, punitive damages, disgorgement and injunctive relief. Subsequently, the plaintiff dismissed Bank of America, N.A. from the lawsuit. The court granted XTO Energy’s motion to transfer venue and transferred the case to the U.S. District Court for the Northern District of Texas. The Court granted XTO’s motion to dismiss and dismissed the case citing the plaintiff’s failure to make a sufficient pre-suit demand on the trustee. Subsequent to the dismissal, attorneys for Mr. Lamb sent a letter to Bank of America, N.A. demanding that it initiate proceedings against XTO Energy. Bank of America, N.A. declined to do so, and on December 31, 2013, the plaintiff filed a new lawsuit against Bank of America as trustee (as nominal defendant) and XTO Energy styled Harold Lamb v. XTO Energy Inc. and Bank of America in the U.S. District Court for the Northern District of Texas. XTO Energy and Bank of America, N.A. have appeared in the lawsuit and are currently seeking dismissal of all claims. XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to this lawsuit and intends to vigorously defend its position. The trustee will vigorously defend any claims that may be asserted against the trustee. Sandra Goebel, another unitholder of the trust, has filed a motion to intervene in Lamb’s lawsuit and to stay the action in favor of her lawsuit pending in the Dallas County District Court (see discussion below) or, in the alternative, for the court to appoint her attorneys lead counsel in Lamb’s lawsuit. XTO Energy and Bank of America, N.A. have opposed the motion with respect to Goebel’s request to stay, while Lamb has opposed the motion with respect to Goebel’s requests to intervene, to stay, and to be appointed lead counsel. The terms of the trust indenture provide that Bank of America, N.A. and/or the trustee shall be indemnified by the trust and shall have no liability, other than for fraud, gross negligence or acts or omissions in bad faith as adjudicated by final non-appealable judgment of a court of competent jurisdiction.

On August 12, 2013, a demand for arbitration styled Sandra G. Goebel vs. XTO Energy, Inc., Timberland Gathering & Processing Company, Inc. and Bank of America, N.A. was filed with the American Arbitration Association. The claimant, Sandra Goebel, is a unitholder in the trust and alleged that XTO Energy breached the conveyances by misappropriating funds from the trust by failing to modify its existing sales contracts with its affiliate Timberland Gathering & Processing Company, Inc. (“Timberland”). Goebel alleged that these contracts do not currently reflect “market rate” terms, and that XTO had a duty to renegotiate the contracts to obtain more favorable terms. The claimant further alleged that Bank of America, N.A. (as the previous trustee) breached its fiduciary duty by acquiescing to and facilitating XTO Energy’s alleged self-dealing and concealing information from unitholders that would have revealed XTO Energy’s breaches. The claim also alleged aiding and abetting breach of fiduciary duty by XTO Energy, and disgorgement and unjust enrichment by Timberland. The claimant sought from the respondents damages of an estimated $59.6 million for alleged royalty underpayments, exemplary damages, an accounting by XTO Energy, a declaration, costs, reasonable attorneys’ fees, and pre-judgment and post-judgment interest. Goebel purported to sue on behalf of and for the benefit of the Hugoton Royalty Trust. Bank of America, N.A. filed a response to the arbitration demand denying any liability arising out of the claimant’s allegations and objecting to the arbitrability of Goebel’s claims against Bank of America, N.A. The arbitration panel ruled that Goebel’s claims are not arbitrable and dismissed the claims in their entirety without prejudice. Goebel has refiled the matter as a lawsuit styled Sandra G. Goebel vs. XTO Energy, Inc., Timberland Gathering & Processing Company, Inc. and Bank of America, N.A. in the Dallas County District Court. The allegations are the same as those contained in the previous arbitration demand. The Defendants have filed a joint motion to stay the Goebel case in favor of the first filed Lamb case discussed above. On May 22, 2014, the Court stayed Goebel’s lawsuit on the condition that her motion to intervene in Lamb is granted. If the intervention is not granted, according to the Court’s order, the stay will be lifted and the lawsuit will resume. XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to this lawsuit and intends to vigorously defend its position. Bank of America, N.A. has informed the trustee that it believes it has strong defenses to the lawsuit and will vigorously defend its position. The terms of the trust indenture provide that Bank of America, N.A. and/or the trustee shall be indemnified by the trust and shall have no liability, other than for fraud, gross negligence or acts or omissions in bad faith as adjudicated by final non-appealable judgment of a court of competent jurisdiction.

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

Distributable Income

Quarter

For the quarter ended June 30, 2014, net profits income was $16,484,703, as compared to $9,457,572 for second quarter 2013. This 74% increase in net profits income is primarily the result of higher gas prices ($4.6 million) and the arbitration reimbursement ($4.4 million), partially offset by decreased gas production ($1.3 million) and proceeds from the property sale in May 2013 ($1.0 million). See “Net Profits Income” on the following page.

After adding interest income of $515,193 and including administration expense of ($846,944), distributable income for the quarter ended June 30, 2014 was $17,846,840, or $0.446171 per unit of beneficial interest. Interest income for second quarter 2014 included $514,820 related to the arbitration reimbursement. Administration expense for the quarter decreased $1,099,002 as compared to the prior year quarter. Administration expense for second quarter 2014 included $400,000 which the trustee reserved for legal expenses regarding the Lamb lawsuit and $1,470,618 related to the arbitration reimbursement. For second quarter 2013, distributable income was $9,205,680, or $0.230142 per unit. Distributions to unitholders for the quarter ended June 30, 2014 were:

Record Date	Payment Date	Distribution per Unit
April 30, 2014	May 14, 2014	$0.087808
May 30, 2014	June 13, 2014	0.263851
June 30, 2014	July 15, 2014	0.094512

		$0.446171

Six Months

For the six months ended June 30, 2014, net profits income was $25,775,173 compared with $17,523,346 for the same 2013 period. This 47% increase in net profits income is primarily the result of higher oil and gas prices ($6.7 million) and the arbitration reimbursement ($4.4 million), partially offset by decreased gas production ($2.3 million) and proceeds from the property sale in May 2013 ($1.0 million). See “Net Profits Income” on following page.

After adding interest income of $515,285 and deducting administration expense of $793,298, distributable income for the six months ended June 30, 2014 was $25,497,160, or $0.637429 per unit of beneficial interest. Interest income for the six months ended June 30, 2014 included $514,820 related to the arbitration reimbursement. Administration expense for the six months ended June 30, 2014 increased $293,432 as compared with the same 2013 period. Administration expense for the six months ended June 30, 2014 included $1,600,000 which the trustee reserved for legal expenses regarding the Lamb lawsuit and $1,470,618 related to the arbitration reimbursement. For the six months ended June 30, 2013, distributable income was $17,023,800, or $0.425595 per unit.

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

•	oil and gas sales volumes,

•	oil and gas sales prices, and

•	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended June 30 (a)		Increase	Six Months Ended June 30 (a)		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	4,202,844	4,522,490	(7%)	8,652,045	9,248,960	(6%)
Average per day	47,223	50,814	(7%)	47,801	51,099	(6%)
Net profits interests	2,662,615	2,017,434	32%	4,396,989	3,798,313	16%
Oil (Bbls) (b)
Underlying properties	52,340	44,560	17%	107,085	100,379	7%
Average per day	588	501	17%	592	555	7%
Net profits interests	39,036	22,579	73%	65,132	46,105	41%
Average Sales Prices
Gas (per Mcf)	$5.25	$3.98	32%	$4.78	$3.92	22%
Oil (per Bbl)	$98.87	$102.04	(3%)	$95.45	$91.98	4%
Revenues
Gas sales	$22,053,024	$17,987,607	23%	$41,392,432	$36,281,372	14%
Oil sales	5,174,934	4,546,688	14%	10,221,506	9,232,510	11%

Total Revenues	27,227,958	22,534,295	21%	51,613,938	45,513,882	13%

Costs
Taxes, transportation and other	2,761,500	2,505,312	10%	5,365,189	5,342,493	—
Production expense	4,961,777	5,015,044	(1%)	10,376,425	10,752,958	(4%)
Development costs (c)	1,400,000	1,500,000	(7%)	3,100,000	3,000,000	3%
Overhead	2,981,797	2,880,404	4%	6,036,352	5,702,678	6%
Legal Expense (d)	(5,482,995)	—	—	(5,482,995)	—	—

Total Costs	6,622,079	11,900,760	(44%)	19,394,971	24,798,129	(22%)

Other Proceeds
Property Sales (e)	—	1,188,430	—	—	1,188,430	—
Net Proceeds	20,605,879	11,821,965	74%	32,218,967	21,904,183	47%
Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$16,484,703	$9,457,572	74%	$25,775,173	$17,523,346	47%

(a)	Because of the two-month interval between time of production and receipt of net profits income by the trust, (1) oil and gas sales for the quarter ended June 30 generally represent production for the period February through April and (2) oil and gas sales for the six months ended June 30 generally represent production for the period November through April.
(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. As product prices change, the trust’s share of the production volumes is impacted as the quantity of production to cover expenses in reaching the net profits break-even level changes inversely with price. As such, the underlying property production volume changes may not correlate with the trust’s net profit share of those volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.
(c)	See Note 2 to Condensed Financial Statements.
(d)	See Note 4 to Condensed Financial Statements.
(e)	See Note 5 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from second quarter 2013 to second quarter 2014 and from the first six months of 2013 to the comparable period in 2014:

Sales Volumes

Gas

Gas sales volumes decreased 7% for second quarter and 6% for the six-month period as compared with the same 2013 periods primarily because of natural production decline.

Oil

Oil sales volumes increased 17% for second quarter 2014 and 7% for the six-month period as compared with the same 2013 periods primarily because of the timing of cash receipts, partially offset by natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Gas

The second quarter 2014 average gas price was $5.25 per Mcf, a 32% increase from the second quarter 2013 average gas price of $3.98 per Mcf. For the six-month period, the average gas price increased 22% to $4.78 per Mcf in 2014 from $3.92 per Mcf in 2013. Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The second quarter 2014 gas price is primarily related to production from February through April 2014, when the average NYMEX price was $5.00 per MMBtu. The average NYMEX price for May and June 2014 was $4.71 per MMBtu. On July 21, 2014, the average NYMEX futures price for the following twelve months was $3.90 per MMBtu.

Oil

The second quarter 2014 average oil price was $98.87 per Bbl, a 3% decrease from the second quarter 2013 average oil price of $102.04 per Bbl. The year-to-date average oil price increased 4% to $95.45 per Bbl in 2014 from $91.98 per Bbl in 2013. Oil prices are expected to remain volatile. The second quarter 2014 oil price is primarily related to production from February through April 2014, when the average NYMEX price was $101.12 per Bbl. The average NYMEX price for May and June 2014 was $103.52 per Bbl. On July 21, 2014, the average NYMEX futures price for the following twelve months was $99.19 per Bbl.

Costs

Taxes, Transportation and Other

Taxes, transportation and other increased 10% for the quarter primarily because of increased oil and gas production taxes related to higher oil and gas revenues.

Production Expense

Production expense decreased 4% for the six-month period primarily because of decreased compressor rental, facility and water disposal costs, partially offset by increased repairs and maintenance and fuel costs, and marketing and economic rebates included in 2013.

Development Costs

Development costs deducted in the calculation of net profits income are based primarily on the current level of development expenditures and the development budget. These development costs decreased 7% for the second quarter and increased 3% for the six-month period.

At December 31, 2013, cumulative budgeted costs deducted exceeded cumulative actual costs by approximately $0.6 million. In calculating net profits income for the quarter ended June 30, 2014, XTO Energy deducted budgeted development costs of $1.4 million for the quarter and $3.1 million for the six-month period. After considering actual development costs of $1.3 million for the quarter and $2.9 million for the six-month period, cumulative budgeted costs deducted exceeded actual costs deducted by approximately $0.8 million at June 30, 2014.

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

Overhead

Overhead increased 4% for the quarter and 6% for the six-month period primarily because of the annual rate adjustment based on an industry index.

Legal Expense

As a result of the arbitration ruling, legal expense for the quarter and six-month period included reimbursement for the amounts withheld from trust proceeds in September and October 2012. See Note 4 to Condensed Financial Statements.

Trustee Resignation

U.S. Trust, Bank of America Private Wealth Management, a division of Bank of America, N.A., as trustee of the Hugoton Royalty Trust, announced that at the special meeting of trust’s unitholders held on May 23, 2014, the unitholders of the trust voted to approve the proposal to appoint Southwest Bank as successor trustee of the Trust effective May 30, 2014.

Timberland Processing

Timberland Gathering & Processing Company, Inc. has notified XTO Energy that it has permanently shut down the processing portion of its facilities as of May 1, 2014 due to reliability issues. Timberland believes that investments and repairs are not economically feasible; however Timberland will continue to gather and compress gas from the Hugoton area. XTO Energy has informed the trustee that it is re-evaluating its gas sales agreements with Timberland as a result of this change. Gas is being processed by DCP Midstream, LP under a long-term contract recently executed. For additional information regarding Hugoton area processing and sales agreements please see information disclosed in Part I, Item 2 of the trust’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Contingencies

XTO Energy is a party to certain litigation affecting the underlying properties and XTO Energy and Bank of America, N.A. (as the previous trustee) are parties to other litigation relating to the trust. See Note 4 to Condensed Financial Statements.

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

Forward-Looking Statements

Statements in this report relating to future plans, predictions, events or conditions are forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding the net profits interests, underlying properties, development activities, annual and monthly development, production and other costs and expenses, monthly development cost deductions, oil and gas prices and differentials to NYMEX prices, supply levels, future drilling, workover and restimulation plans, the outcome of litigation and impact on trust proceeds, distributions to unitholders, and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2013, which is incorporated by this reference as though fully set forth herein. XTO Energy and the trustee assume no duty to update these statements as of any future date.

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

HUGOTON ROYALTY TRUST
By SOUTHWEST BANK, TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: August 6, 2014	By	/s/ BETH E. CASTEEL
Beth E. Casteel
Vice President - Upstream Business Services