Form 10-Q
period 2014-09-30
HUGOTON ROYALTY TRUST
filed 2014-11-10
CIK 862022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small erreporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of October 1, 2014

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED September 30, 2014

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

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at September 30, 2014 and the distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2014 and 2013 have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. The condensed financial statements as of September 30, 2014, and for the three-month and nine-month periods ended September 30, 2014 and 2013 have been subjected to a review by PricewaterhouseCoopers LLP, the trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust and

Southwest Bank, Trustee:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Hugoton Royalty Trust (the “Trust”) as of September 30, 2014, and the related condensed statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2014 and 2013. These interim financial statements are the responsibility of the Trustee.

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

/s/ PricewaterhouseCoopers LLP

Houston, TX

November 10, 2014

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Cash and short-term investments	$5,449,499	$3,646,537
Net profits interests in oil and gas properties - net (Note 1)	91,567,197	98,854,558

	$97,016,696	$102,501,095

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$3,454,280	$2,207,160
Legal Reserve	1,995,219	1,439,377
Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	91,567,197	98,854,558

	$97,016,696	$102,501,095

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Net profits income	$10,323,706	$10,581,606	$36,098,879	$28,104,952
Interest income (a)	1,753	235	517,038	555

Total income	10,325,459	10,581,841	36,615,917	28,105,507
Administration expense (a)	183,619	527,281	976,917	1,027,147

Distributable income	$10,141,840	$10,054,560	$35,639,000	$27,078,360

Distributable income per unit (40,000,000 units)	$0.253546	$0.251364	$0.890975	$0.676959

(a)	Interest income and administration expense for the nine months ended September 30, 2014, includes a refund of $514,820 and $1,470,618, respectively, related to the arbitration reimbursement. For further information see Note 4 to Condensed Financial Statements.

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Trust corpus, beginning of period	$93,769,084	$104,497,013	$98,854,558	$109,892,977
Amortization of net profits interests	(2,201,887)	(2,985,133)	(7,287,361)	(8,381,097)
Distributable income	10,141,840	10,054,560	35,639,000	27,078,360
Distributions declared	(10,141,840)	(10,054,560)	(35,639,000)	(27,078,360)

Trust corpus, end of period	$91,567,197	$101,511,880	$91,567,197	$101,511,880

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

The financial statements of Hugoton Royalty Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles (“GAAP”):

•	Net profits income recorded for a month is the amount computed and paid by XTO Energy Inc., the owner of the underlying properties, to Southwest Bank, as trustee for the trust. XTO Energy is a wholly owned subsidiary of Exxon Mobil Corporation. Net profits income consists of net proceeds received by XTO Energy from the underlying properties in the prior month, multiplied by a net profits percentage of 80%.

•	Costs deducted in the calculation of net proceeds for the 80% net profits interests generally include applicable taxes, transportation, marketing and legal costs, production expense, development costs, operating charges and other costs.

•	Net profits income is computed separately for each of the three conveyances under which the net profits interests were conveyed to the trust. If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from the other conveyances.

•	Interest income and distribution payable to unitholders include interest earned on the previous month’s investment.

•	Trust expenses are recorded based on liabilities paid and cash reserves established by the trustee for liabilities and contingencies.

•	Distributions to unitholders are recorded when declared by the trustee.

•	The trust may dispose of all or part of the net profits interests if approved by a vote of holders of 80% or more of the outstanding trust units, or upon trust termination. Otherwise, the trust is required to sell up to 1% of the value of the net profits interests in any calendar year, pursuant to notice from XTO Energy of its desire to sell the related underlying properties. Any sale must be for cash with 80% of the proceeds distributed to the unitholders on the next declared distribution.

•	The trustee routinely reviews the Trust’s net profits interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s net profits interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the net profits interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of September 30, 2014.

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

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $155,499,754 as of September 30, 2014 and $148,212,393 as of December 31, 2013.

2.	Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Cumulative actual costs under (over) the amount deducted - beginning of period	$770,023	$(203,377)	$588,742	$(301,922)
Actual costs	(973,150)	(1,339,057)	(3,891,869)	(4,240,512)
Budgeted costs deducted	1,200,000	1,700,000	4,300,000	4,700,000

Cumulative actual costs under (over) the amount deducted - end of period	$996,873	$157,566	$996,873	$157,566

The monthly development cost deduction was $500,000 from the January 2013 distribution through the July 2013 distribution. XTO Energy advised the trustee that as a result of increased development activity the monthly development cost deduction was increased from $500,000 to $600,000 beginning with the August 2013 distribution and it was maintained at this level through the February 2014 distribution. Due to lower than anticipated actual costs as a result of the timing of cash expenditures, the development cost deduction was decreased to $500,000 beginning with the March 2014 distribution and to $400,000 beginning with the June 2014 distribution. XTO Energy has advised the trustee that revised total 2014 budgeted development costs for the underlying properties are between $4 million and $6 million. The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. XTO Energy has advised the trustee that this monthly deduction will continue to be evaluated and revised as necessary.

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

As a result of the arbitration ruling the May 2014 distribution included $4,386,396 which represents amounts withheld from the September and October 2012 distributions and $1,985,438 which represents attorney fees, arbitration expenses and interest. The amounts above represent all of the required reimbursements per the arbitration ruling. The arbitration ruling also prohibits XTO Energy from charging any portion of the Fankhouser settlement (including the new royalty calculation for future royalty payments) to the trust, now or in the future. On September 30, 2014, the trust filed an action in the 17th state district court of Tarrant County, Texas, seeking judicial confirmation of the April 21, 2014 arbitration award (the “Award”) entered in favor of the trust against XTO Energy. The case is Southwest Bank, as Successor Trustee to Bank of America, N.A., as Trustee for the Hugoton Royalty Trust v. XTO Energy, Inc., no. 017-274777-14. The suit alleges that the time for XTO Energy to make any filings to modify or vacate the Award has expired, and therefore the trust is entitled to judicial confirmation of the Award. Although the monetary relief contained in the Award has been paid by XTO Energy, the Award also contains injunctive relief.

In September 2008, a class action lawsuit was filed against XTO Energy styled Wallace B. Roderick Revocable Living Trust, et al. v. XTO Energy Inc. in the District Court of Kearny County, Kansas. XTO Energy removed the case to federal court in Wichita, Kansas. The plaintiffs allege that XTO Energy has improperly taken post-production costs from royalties paid to the plaintiffs from wells located in Kansas, Oklahoma and Colorado. The plaintiffs filed a motion to certify the class, including only Kansas and Oklahoma wells not part of the Fankhouser matter. After filing the motion to certify, but prior to the class certification hearing, the plaintiff filed a motion to sever the Oklahoma portion of the case so it could be transferred and consolidated with a newly filed class action in Oklahoma styled Chieftain Royalty Company v. XTO Energy Inc. This motion was granted. The Roderick case now comprises only Kansas wells not previously included in the Fankhouser matter. The case was certified as a class action in March 2012. XTO Energy filed an appeal of the class certification to the 10th Circuit Court of Appeals on April 11, 2012 which was granted on June 26, 2012. The court reversed the certification of the class and remanded the case back to the trial court for further proceedings. In its pleadings, the plaintiff has alleged damages in excess of $42.5 million.

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

XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to these lawsuits and intends to vigorously defend its position. However, XTO Energy has informed the Trustee that it is cognizant of other, similar litigation, such as Fankhouser, and other, unrelated entities. As these cases develop, XTO Energy will assess its legal position accordingly. If XTO Energy ultimately makes any settlement payments or receives a judgment against it in Chieftain or Roderick, XTO Energy has advised the trustee that it believes that the terms of the conveyances covering the trust’s net profits interests require the trust to bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if the judgment or settlement increases the amount of future payments to royalty owners, XTO Energy has informed the trustee that the trust would bear its proportionate share of the increased payments through reduced net proceeds. In the event of any such settlement or judgment, the trustee intends to review any claimed reductions in payment to the trust based on the facts and circumstances of such settlement or judgment. In light of the arbitration tribunal’s decision on the treatment of the Fankhouser settlement, to the extent that the claims in Chieftain or Roderick are similar to those in Fankhouser, the trustee would likely object to such claimed reductions. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s financial position or liquidity though it could be material to the trust’s annual distributable income. Additionally, XTO Energy has advised the trustee that any reductions would result in costs exceeding revenues on the properties underlying the net profit interests of the cases named above, as applicable, for several monthly distributions, depending on the size of the judgment or settlement, if any, and the net proceeds being paid at that time, which would result in the net profits interest being limited until such time that the revenues exceed the costs for those net profit interests. If there is a settlement or judgment and should XTO Energy and the trustee disagree concerning the amount of the settlement or judgment to be charged, if any, against the trust’s net profits interests, the matter will be resolved by binding arbitration through the American Arbitration Association under the terms of the Indenture creating the trust.

On September 12, 2012, a lawsuit was filed against Bank of America, N.A. as trustee and XTO Energy styled Harold Lamb v. Bank of America and XTO Energy Inc., in the U.S. District Court — Western District of Oklahoma. The plaintiff, Harold Lamb, is a unitholder in the trust and alleges that XTO Energy failed to properly pay and account to the trust under the terms of the net overriding royalty conveyance on certain Kansas and Oklahoma properties and that Bank of America, N.A., as the previous trustee, failed to properly oversee such payment and accounting by XTO Energy. Additionally, the plaintiff alleged that Bank of America, N.A. and XTO Energy breached a fiduciary duty to the trust based on the allegations found in the Fankhouser class action discussed above. The plaintiffs sought unspecified amounts for actual/compensatory damages, punitive damages, disgorgement and injunctive relief. Subsequently, the plaintiff dismissed Bank of America, N.A. from the lawsuit. The court granted XTO Energy’s motion to transfer venue and transferred the case to the U.S. District Court for the Northern District of Texas. The Court granted XTO’s motion to dismiss and dismissed the case citing the plaintiff’s failure to make a sufficient pre-suit demand on the trustee. Subsequent to the dismissal, attorneys for Mr. Lamb sent a letter to Bank of America, N.A. demanding that it initiate proceedings against XTO Energy. Bank of America, N.A. declined to do so, and on December 31, 2013, the plaintiff filed a new lawsuit against Bank of America as trustee (as nominal defendant) and XTO Energy styled Harold Lamb v. XTO Energy Inc. and Bank of America in the U.S. District Court for the Northern District of Texas. XTO Energy and Bank of America, N.A. have appeared in the lawsuit and are currently seeking dismissal of all claims. Sandra Goebel, another unitholder of the trust, filed a motion to intervene in Lamb’s lawsuit and to stay the action in favor of her lawsuit pending in the Dallas County District Court (see discussion below) or, in the alternative, for the court to appoint her attorneys lead counsel in Lamb’s lawsuit. On September 5, 2014, Goebel withdrew her Motion to Intervene. That same day, Lamb filed a Motion to Voluntarily Dismiss his claims. In that same Motion, Lamb stated that he intended to intervene and pursue his claims in the Goebel suit pending in state district court. On September 29, 2014, the Lamb case was dismissed without prejudice to refile in state court. Lamb’s counsel has notified the Goebel court of their intention to be added as counsel of record for Goebel, although Lamb has not yet filed a motion to intervene in the Goebel lawsuit. It now appears that all claims regarding the conveyances and trust indenture will be litigated in state district court in the Goebel case. XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to this lawsuit and intends to vigorously defend its position. The trustee will vigorously defend any claims that may be asserted against the trustee. The terms of the trust indenture provide that Bank of America, N.A. and/or the trustee shall be indemnified by the trust and shall have no liability, other than for fraud, gross negligence or acts or omissions in bad faith as adjudicated by final non-appealable judgment of a court of competent jurisdiction.

On August 12, 2013, a demand for arbitration styled Sandra G. Goebel vs. XTO Energy, Inc., Timberland Gathering & Processing Company, Inc. and Bank of America, N.A. was filed with the American Arbitration Association. The claimant, Sandra Goebel, is a unitholder in the trust and alleged that XTO Energy breached the conveyances by misappropriating funds from the trust by failing to modify its existing sales contracts with its affiliate Timberland Gathering & Processing Company, Inc. (“Timberland”). Goebel alleged that these contracts did not currently reflect “market rate” terms, and that XTO had a duty to renegotiate the contracts to obtain more favorable terms. The claimant further alleged that Bank of America, N.A. (the previous trustee) breached its fiduciary duty by acquiescing to and facilitating XTO Energy’s alleged self-dealing and concealing information from unitholders that would have revealed XTO Energy’s breaches. The claim also alleged aiding and abetting breach of fiduciary duty by XTO Energy, and disgorgement and unjust enrichment by Timberland. The claimant sought from the respondents damages of an estimated $59.6 million for alleged royalty underpayments, exemplary damages, an accounting by XTO Energy, a declaration, costs, reasonable attorneys’ fees, and pre-judgment and post-judgment interest. Goebel purported to sue on behalf of and for the benefit of the Hugoton Royalty Trust. Bank of America, N.A. filed a response to the arbitration demand denying any liability arising out of the claimant’s allegations and objecting to the arbitrability of Goebel’s claims against Bank of America, N.A. The arbitration panel ruled that Goebel’s claims are not arbitrable and dismissed the claims in their entirety without prejudice. Goebel has refiled the matter as a lawsuit styled Sandra G. Goebel vs. XTO Energy, Inc., Timberland Gathering & Processing Company, Inc. and Bank of America, N.A. in Dallas County District Court. The allegations are the same as those contained in the previous arbitration demand. The Defendants filed a joint motion to stay the Goebel case in favor of the first filed Lamb case discussed above. Defendants answered with general denials and additionally filed pleas to the jurisdiction, special exceptions, and a plea in abatement challenging, among other things, Goebel’s putative authority to bring claims on behalf of the trust over the trustee’s objection. The Defendants also filed a joint motion to stay the Goebel case in favor of the first filed Lamb case discussed below. The court denied Defendants pleas to the jurisdiction and special exceptions, although it did not rule on the plea in abatement. Simultaneously, the judge conditionally stayed the case pending a ruling on Goebel’s Motion to Intervene in the Lamb case. On September 5, 2014, however, Goebel withdrew her Motion to Intervene. That same day, Lamb filed a Motion to Voluntarily Dismiss his federal district court lawsuit. In that same Motion, Lamb stated that he intended to intervene and pursue his claims in the Goebel suit pending in state district court. On September 29, 2014, the Lamb case was dismissed without prejudice to refile in state court. Lamb’s counsel has notified the Goebel court of their intention to be added as counsel of record for Goebel, although Lamb has not yet filed a motion to intervene in the Goebel lawsuit, which remains stayed. It now appears that all claims regarding the conveyances and trust indenture will be litigated in state district court in the Goebel case. Goebel has filed a motion to lift the stay in the state district court; while XTO Energy, Timberland and Bank of America (individually and now as former trustee) filed a motion to stay the case in the state district court pending a mandamus appeal that the Defendants intend to file to challenge the district court’s denial of their pleas to the jurisdiction and special exceptions. A hearing was held on October 30, 2014 on Goebel’s motion to lift the stay and Defendants’ motion to stay pending mandamus. On that same day, the state district court granted Plaintiff’s motion to lift stay. On October 31, 2014, the state district court denied Defendants’ motion to stay pending mandamus. On November 7, 2014, the Defendants filed the petition for writ of mandamus with the Dallas Court of Appeals. Southwest Bank, the current trustee, has not yet been formally named a party in the case. The trustee will vigorously defend any claims that may be asserted against the trustee or the trust. XTO Energy has informed the trustee that it believes that XTO Energy and Timberland have strong defenses to this lawsuit and intend to vigorously defend their positions. Bank of America, N.A. has informed the trustee that it believes it has strong defenses to the lawsuit and will vigorously defend its position. The terms of the trust indenture provide that Bank of America, N.A. and/or the trustee shall be indemnified by the trust and shall have no liability, other than for fraud, gross negligence or acts or omissions in bad faith as adjudicated by final non-appealable judgment of a court of competent jurisdiction.

The trustee anticipates that the trust will incur additional legal and other expenses in connection with the Goebel and Lamb litigation. As a result, the trustee reserved an additional $1.6 million from trust distributions for the Goebel litigation, beginning with the September 2013 distribution. The September 2013 through December 2013 distributions each reflected a deduction of $400,000 in connection with such reserve. Additionally, the trustee reserved an additional $1.6 million from trust distributions for the Lamb litigation. The January 2014 through April 2014 distributions each reflected a deduction of $400,000 in connection with such reserve. As the above lawsuits progress the trustee may need to revise these reserves.

Certain of the underlying properties are involved in various other lawsuits and governmental proceedings arising in the ordinary course of business. XTO Energy has advised the trustee that it does not believe that the ultimate resolution of these claims will have a material effect on the financial position or liquidity of the trust, but may have an effect on annual distributable income.

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

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the trust’s 2013 Annual Report on Form 10-K, as well as the condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the trust’s web site at www.hgt-hugoton.com.

Distributable Income

Quarter

For the quarter ended September 30, 2014, net profits income was $10,323,706, as compared to $10,581,606 for third quarter 2013. This 2% decrease in net profits income is primarily the result of decreased oil and gas production ($2.4 million) and increased production expense ($0.2 million), partially offset by higher oil and gas prices ($1.9 million) and lower development costs ($0.4 million). See “Net Profits Income” on the following page.

After adding interest income of $1,753 and deducting administration expense of $183,619, distributable income for the quarter ended September 30, 2014 was $10,141,840, or $0.253546 per unit of beneficial interest. Administration expense for the quarter decreased $343,662 as compared to the prior year quarter. Administration expense for third quarter 2013 included $400,000 which the trustee reserved for legal expenses regarding the Goebel arbitration. For third quarter 2013, distributable income was $10,054,560, or $0.251364 per unit. Distributions to unitholders for the quarter ended September 30, 2014 were:

Record Date	Payment Date	Distribution per Unit
July 31, 2014	August 14, 2014	$0.086540
August 29, 2014	September 15, 2014	0.080649
September 30, 2014	October 15, 2014	0.086357

		$0.253546

Nine Months

For the nine months ended September 30, 2014, net profits income was $36,098,879 compared with $28,104,952 for the same 2013 period. This 28% increase in net profits income is primarily the result of higher oil and gas prices ($8.5 million) and the May 2014 arbitration reimbursement ($4.4 million), partially offset by decreased oil and gas production ($4.2 million) and proceeds from the property sale in May 2013 ($1.0 million). See “Net Profits Income” on the following page.

After adding interest income of $517,038 and deducting administration expense of $976,917, distributable income for the nine months ended September 30, 2014 was $35,639,000, or $0.890975 per unit of beneficial interest. Interest income for the nine months ended September 30, 2014 included $514,820 related to the arbitration reimbursement. Administration expense for the nine months ended September 30, 2014 decreased $50,230 as compared with the same 2013 period. Administration expense for the nine months ended September 30, 2014 included $1,600,000 which the trustee reserved for legal expenses regarding the Lamb lawsuit and $1,470,618 related to the arbitration reimbursement. Administration expense for the first nine months of 2013 included $400,000 which the trustee reserved for legal expenses regarding the Goebel arbitration. For the nine months ended September 30, 2013, distributable income was $27,078,360, or $0.676959 per unit.

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

•	oil and gas sales volumes,

•	oil and gas sales prices, and

•	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months Ended September 30 (a)		Increase	Nine Months Ended September 30 (a)		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	4,378,913	4,768,562	(8%)	13,030,958	14,017,522	(7%)
Average per day	47,597	51,832	(8%)	47,732	51,346	(7%)
Net profits interests	1,903,797	2,101,263	(9%)	6,300,786	5,899,576	7%

Oil (Bbls) (b)
Underlying properties	48,356	60,422	(20%)	155,441	160,801	(3%)
Average per day	526	657	(20%)	569	589	(3%)
Net profits interests	23,661	28,097	(16%)	88,793	74,202	20%

Average Sales Prices
Gas (per Mcf)	$4.72	$4.31	10%	$4.76	$4.05	18%
Oil (per Bbl)	$101.01	$94.05	7%	$97.18	$92.76	5%

Revenues
Gas sales	$20,684,454	$20,531,302	1%	$62,076,886	$56,812,674	9%
Oil sales	4,884,414	5,682,992	(14%)	15,105,920	14,915,502	1%

Total Revenues	25,568,868	26,214,294	(2%)	77,182,806	71,728,176	8%

Costs
Taxes, transportation and other	2,698,851	2,827,220	(5%)	8,064,040	8,169,713	(1%)
Production expense	5,709,399	5,438,023	5%	16,085,824	16,190,981	(1%)
Development costs (c)	1,200,000	1,700,000	(29%)	4,300,000	4,700,000	(9%)
Overhead	3,055,986	3,022,044	1%	9,092,338	8,724,722	4%
Legal expense (d)	—	—	—	(5,482,995)	—	—

Total Costs	12,664,236	12,987,287	(2%)	32,059,207	37,785,416	(15%)

Other Proceeds
Property Sales (e)	—	—	—	—	1,188,430	—

Net Proceeds	12,904,632	13,227,007	(2%)	45,123,599	35,131,190	28%

Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$10,323,706	$10,581,606	(2%)	$36,098,879	$28,104,952	28%

(a)	Because of the two-month interval between time of production and receipt of net profits income by the trust, (1) oil and gas sales for the quarter ended September 30 generally represent production for the period May through July and (2) oil and gas sales for the nine months ended September 30 generally represent production for the period November through July.
(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. As product prices change, the trust’s share of the production volumes is impacted as the quantity of production to cover expenses in reaching the net profits break-even level changes inversely with price. As such, the underlying property production volume changes may not correlate with the trust’s net profit share of those volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.
(c)	See Note 2 to Condensed Financial Statements.
(d)	See Note 4 to Condensed Financial Statements.
(e)	See Note 5 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from third quarter 2013 to third quarter 2014 and from the first nine months of 2013 to the comparable period in 2014:

Sales Volumes

Gas

Gas sales volumes decreased 8% for third quarter and 7% for the nine-month period as compared with the same 2013 periods primarily because of natural production decline.

Oil

Oil sales volumes decreased 20% for third quarter 2014 as compared with the same 2013 period primarily because of the timing of cash receipts and natural production decline. Oil sales volumes decreased 3% for the first nine months of 2014 as compared with the same 2013 period primarily because of natural production decline, partially offset by the timing of cash receipts.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Gas

The third quarter 2014 average gas price was $4.72 per Mcf, a 10% increase from the third quarter 2013 average gas price of $4.31 per Mcf. For the nine-month period, the average gas price increased 18% to $4.76 per Mcf in 2014 from $4.05 per Mcf in 2013. Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The third quarter 2014 gas price is primarily related to production from May through July 2014, when the average NYMEX price was $4.60 per MMBtu. The average NYMEX price for August and September 2014 was $3.88 per MMBtu. At October 22, 2014, the average NYMEX futures price for the following twelve months was $3.68 per MMBtu.

Oil

The third quarter 2014 average oil price was $101.01 per Bbl, a 7% increase from the third quarter 2013 average oil price of $94.05 per Bbl. The year-to-date average oil price increased 5% to $97.18 per Bbl in 2014 from $92.76 per Bbl in 2013. Oil prices are expected to remain volatile. The third quarter 2014 oil price is primarily related to production from May through July 2014, when the average NYMEX price was $103.17 per Bbl. The average NYMEX price for August and September 2014 was $94.65 per Bbl. At October 22, 2014, the average NYMEX futures price for the following twelve months was $79.31 per Bbl.

Costs

Taxes, Transportation and Other

Taxes, transportation and other decreased 5% for the quarter primarily because of decreased property taxes related to lower valuations and decreased oil production taxes related to lower oil revenues.

Production Expense

Production expense increased 5% for the quarter primarily because of increased repairs and maintenance, location and water disposal costs, partially offset by decreased chemical and compressor rental costs.

Development Costs

Development costs deducted in the calculation of net profits income are based on the current level of development expenditures and the development budget. These development costs decreased 29% for the third quarter and 9% for the nine-month period.

As of December 31, 2013, cumulative budgeted costs deducted exceeded cumulative actual costs by approximately $0.6 million. In calculating net profits income for the quarter ended September 30, 2014, XTO Energy deducted budgeted development costs of $1.2 million for the quarter and $4.3 million for the nine-month period. After considering actual development costs of $1.0 million for the quarter and $3.9 million for the nine-month period, cumulative budgeted costs deducted exceeded cumulative actual costs by approximately $1.0 million at September 30, 2014.

XTO Energy has advised the trustee that revised total 2014 budgeted development costs for the underlying properties are between $4 million and $6 million. The 2014 budget year generally coincides with the trust distribution months from April 2014 through March 2015. The monthly development cost deduction will be reevaluated by XTO Energy and revised as necessary, based on the 2014 budget and the timing and amount of actual expenditures. See Note 2 to Condensed Financial Statements.

Overhead

Overhead increased 1% for the quarter and 4% for the nine-month period primarily because of the annual rate adjustment based on an industry index.

Legal Expense

As a result of the arbitration ruling, legal expense for the nine-month period ended September 30, 2014, included reimbursement for the amounts withheld from trust proceeds in September and October 2012. See Note 4 to Condensed Financial Statements.

Trustee Resignation

U.S. Trust, Bank of America Private Wealth Management, a division of Bank of America, N.A., as trustee of the Hugoton Royalty Trust, announced that at the special meeting of trust’s unitholders held on May 23, 2014, the unitholders of the trust voted to approve the proposal to appoint Southwest Bank as successor trustee of the Trust effective May 30, 2014.

Timberland Processing

XTO Energy has advised the trustee that Timberland Gathering & Processing Company, Inc. (“Timberland”) has notified XTO Energy that it has permanently shut down the processing portion of its facilities as of May 1, 2014 due to reliability issues. XTO Energy has advised the trustee that Timberland believes that investments and repairs are not economically feasible; however, Timberland will continue to gather and compress gas from the Hugoton area. XTO Energy has a gas purchase contract in place with DCP Midstream, L.P. to process all gas production from its wells attached to the Timberland Gathering System in Seward County, Kansas and in Texas and Beaver Counties, Oklahoma. The system collects the majority of its throughput from underlying properties, which XTO Energy has advised the trustee, in recent months, has been approximately 11,000 Mcf per day. XTO Energy receives 100% of the net value for residue gas based upon a price per MMBtu of Panhandle Eastern Pipe Line Company index. XTO Energy receives 100% of the net value for any recovered NGLs based upon the monthly average of the daily average prices per gallon under Mont Belvieu Spot Gas Liquids Prices by Oil Price Information Service. XTO Energy also receives 100% of the net value of its allocated recovered helium based upon the price published by the U. S. Bureau of Land Management for Crude Helium. Under this contract DCP is entitled to charge a processing fee of twenty-five cents ($0.25) and a helium processing fee of ten cents ($0.10) per Delivery Point MMBtu in addition to other deductions such as for fuel and transportation. The fees are subject to annual adjustment based on changes in the Consumer Price Index. The sales contract with DCP Midstream, L.P. is in force from May 1, 2014 until March 31, 2019, and from year to year thereafter until canceled by either party upon 180 days written notice. XTO Energy has the contractual right to take in kind and sell any of its allocated products by giving DCP appropriate notice as per the contract. Timberland, an affiliate of XTO Energy, provides gathering from the wellhead to DCP’s gathering system for a fee of seventy-five cents ($0.75) per Mcf of gas delivered by XTO Energy.

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

HUGOTON ROYALTY TRUST By SOUTHWEST BANK, TRUSTEE

	By	/s/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: November 10, 2014	By	/s/ BETH E. CASTEEL
Beth E. Casteel
Vice President - Upstream Business Services