Form 10-K
period 2014-12-31
HUGOTON ROYALTY TRUST
filed 2015-03-06
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014	Commission file number 1-10476

Hugoton Royalty Trust

(Exact name of registrant as specified in the Hugoton Royalty Trust Indenture)

Texas	58-6379215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Southwest Bank
Trustee
P.O. Box 962020
Fort Worth, Texas	76162-2020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code:

(855) 588-7839

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units of Beneficial Interest	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

The aggregate market value of the units of beneficial interest of the trust, based on the closing price on the New York Stock Exchange as of June 30, 2014 (the last business day of its most recently completed second fiscal quarter), held by non-affiliates of the registrant on that date was approximately $439 million.

At February 13, 2015, there were 40,000,000 units of beneficial interest of the trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below is the only document parts of which are incorporated herein by reference and the parts of this report into which the document is incorporated:

None

HUGOTON ROYALTY TRUST

2014 ANNUAL REPORT ON FORM 10-K

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

PART I

Item 1. Business

Hugoton Royalty Trust is an express trust created under the laws of Texas pursuant to the Hugoton Royalty Trust Indenture entered into on December 1, 1998 between XTO Energy Inc. (formerly known as Cross Timbers Oil Company), as grantor, and NationsBank, N.A., as trustee. Southwest Bank is now the trustee of the trust. The principal office of the trust is located at 2911 Turtle Creek Blvd, Suite 850, Dallas, Texas 75219 (telephone number 855-588-7839).

On January 9, 2014, U.S. Trust, Bank of America Private Wealth Management, a division of Bank of America, N.A., gave notice to unitholders that it would resign as trustee. At a special meeting of the trust’s unitholders held on May 23, 2014, the unitholders of the trust voted to approve the proposal to appoint Southwest Bank as successor trustee of the trust effective May 30, 2014.

The trust’s internet web site is www.hgt-hugoton.com. We make available free of charge, through our web site, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are accessible through our internet web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

Costs exceeded revenues on properties underlying the Kansas net profits interests in November 2014 and September 2012, on properties underlying the Wyoming net profits interests in July 2012 and on properties underlying the Oklahoma net profits interests in September 2012. The excess costs claimed underlying the Kansas and Oklahoma net profits interests in September 2012 were subject to arbitration described more fully under “Item 3 — Legal Proceedings.” For further information on excess costs, see Trustee’s Discussion and Analysis of Financial Condition and Results of Operations, under Item 7.

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

Approximately 78% of the net profits income received by the trust during 2014, as well as 81% of the estimated proved reserves of the net profits interests at December 31, 2014 (based on estimated future net cash flows using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period), is attributable to natural gas. There has historically been a greater demand for gas during the winter months than the rest of the year. Otherwise, trust income generally is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The trust conducts no research activities.

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

Production expense and development costs are deducted in the calculation of the trust’s share of net proceeds. Accordingly, higher or lower production expense and development costs, without concurrent changes in revenue, will directly decrease or increase the amount received by the trust. If development costs and production expense for underlying properties in a particular state exceed the production proceeds from the properties (as was the case with respect to the properties underlying the Kansas net profits interests in November 2014 and September 2012, the Wyoming net profits interests in July 2012 and the Oklahoma net profits interests in September 2012), the trust will not receive net proceeds for those properties until future proceeds from production in that state exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs. The excess costs claimed by XTO Energy in September 2012 underlying the Kansas and Oklahoma net profits interests were subject to arbitration described more fully under “Item 3 — Legal Proceedings.”

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

Item 1B. Unresolved Staff Comments

As of December 31, 2014, the trust did not have any unresolved Securities and Exchange Commission staff comments.

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

The underlying properties are predominantly gas-producing properties with established production histories in the Hugoton area of Oklahoma and Kansas, the Anadarko Basin of Oklahoma and the Green River Basin of Wyoming. The average reserve-to-production index for the underlying properties as of December 31, 2014 is approximately 13 years. This index is calculated using total proved reserves and estimated 2015 production for the underlying properties. The projected 2015 production is from proved developed producing reserves as of December 31, 2014. Based on estimated future net cash flows at 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, the proved reserves of the underlying properties are approximately 82% natural gas and 18% oil. XTO Energy operates approximately 95% of the underlying properties.

Because the underlying properties are working interests, production expense, development costs and overhead are deducted in calculating net profits income. As a result, net profits income is affected by the level of maintenance and development activity on the underlying properties. See Trustee’s Discussion and Analysis of Financial Condition and Results of Operations, under Item 7. Total 2014 development costs deducted for the underlying properties were $5.3 million, a decrease of 18% from the prior year. XTO Energy has informed the trustee that total 2015 budgeted development costs for the underlying properties are between $4 million and $6 million.

Significant Properties

Hugoton Area

Natural gas was discovered in the Hugoton area in 1922. With an estimated five million productive acres covering parts of Texas, Oklahoma and Kansas, the Hugoton area is one of the largest domestic natural gas producing areas. During 2014, daily sales volumes from the underlying properties in the Hugoton area averaged approximately 13,400 Mcf of gas and 28 Bbls of oil.

Most of the production from the underlying properties in the Hugoton area is from the Chase formation. XTO Energy has informed the trustee that it has begun to develop other formations that underlie the 79,500 net acres held by production by the Chase formation wells, which include the Council Grove, Morrow, Chester and St. Louis formations. These formations are characterized by both oil and gas production from a variety of structural and stratigraphic traps. Since 2003, XTO Energy has drilled wells to these formations and plans to continue this development program.

Within this area, XTO Energy did not drill any wells but did perform 21 workovers in 2014. XTO Energy has informed the trustee that it does not plan to drill any new wells but may perform up to 15 workovers during 2015.

XTO Energy’s future development plans for the underlying properties in the Hugoton area include:

•	additional compression to lower line pressures,
•	installing artificial lift,
•	opening new producing zones in existing wells,
•	restimulating producing intervals in existing wells utilizing new technology,
•	deepening existing wells to new producing zones, and
•	drilling additional wells.

Prior to May 1, 2014, XTO Energy delivered most of its Hugoton gas production to a gathering and processing system owned by a subsidiary, Timberland Gathering & Processing Company, Inc. (“Timberland”). Most of the gas was sold under the terms of a contract that was entered into in March 1996, predating the existence of the trust. Timberland purchased the gas from XTO Energy at the wellhead, gathered and transported the gas to its plant, and treated and processed the gas at the plant. Timberland had been taking all of the gas produced for over ten years. Timberland paid XTO Energy for wellhead volumes at a price of 80% to 85% of the net residue price received by XTO Energy’s marketing affiliate, which amount was adjusted for the BTU content of the gas. This marketing affiliate sold the residue to a pipeline at a price based on a monthly pipeline index less actual third party fees.

XTO Energy has advised the trustee that Timberland has notified XTO Energy that it has permanently shut down the processing portion of its facilities as of May 1, 2014 due to reliability issues. XTO Energy has advised the trustee that Timberland believes that investments and repairs are not economically feasible; however, Timberland will continue to gather and compress gas from the Hugoton area. Effective May 1, 2014, XTO Energy has a gas purchase contract in place with DCP Midstream, L.P. to process all gas production from its wells attached to the Timberland Gathering System in Seward County, Kansas and in Texas and Beaver Counties, Oklahoma. The system collects the majority of its throughput from underlying properties, which XTO Energy has advised the trustee, in recent months, has been approximately 10,000 Mcf per day. XTO Energy receives 100% of the net value for residue gas based upon a price per MMBtu of Panhandle Eastern Pipe Line Company index. XTO Energy receives 100% of the net value for any recovered NGLs based upon the monthly average of the daily average prices per gallon under Mont Belvieu Spot Gas Liquids Prices by Oil Price Information Service. XTO Energy also receives 100% of the net value of its allocated recovered helium based upon the price published by the U. S. Bureau of Land Management for Crude Helium. Under this contract DCP is entitled to charge a processing fee of $0.25 and a helium processing fee of $0.10 per Delivery Point MMBtu in addition to other deductions such as for fuel and transportation. The fees are subject to annual adjustment based on changes in the Consumer Price Index. The sales contract with DCP Midstream, L.P. is in force from May 1, 2014 until March 31, 2019, and from year to year thereafter until canceled by either party upon 180 days written notice. XTO Energy has the contractual right to take in kind and sell any of its allocated products by giving DCP appropriate notice as per the contract. Timberland, an affiliate of XTO Energy, provides gathering from the wellhead to DCP’s gathering system for a fee of $0.75 per Mcf of gas delivered by XTO Energy.

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

Anadarko Basin

Oil and gas accumulations were discovered in the Anadarko Basin of western Oklahoma in 1945. XTO Energy is one of the largest producers in the Ringwood, Northwest Okeene and Cheyenne Valley fields of Major County, the Northeast Cedardale field of Woodward County and the Elk City field of Beckham County, the principal producing regions of the underlying properties in the Anadarko Basin. Daily sales volumes from the underlying properties in the Anadarko Basin averaged 21,700 Mcf of gas and 509 Bbls of oil in 2014.

The fields in the Major County area are characterized by oil and gas production from a variety of structural and stratigraphic traps. Productive zones include the Oswego, Red Fork, Inola, Chester, Manning, Mississippian, Hunton and Arbuckle formations. Within this area, XTO Energy did not drill any wells but did perform 29 workovers in 2014. XTO Energy has informed the trustee that it does not plan to drill any new wells but may perform up to 27 workovers in Major County during 2015.

The fields within Woodward County are characterized primarily by gas production from a variety of structural and stratigraphic traps. Productive zones include the Cottage Grove, Oswego, Chester and Mississippian formations. Within this area, XTO Energy did not drill any wells but did perform 5 workovers in 2014. XTO Energy has informed the trustee that it does not plan to drill any new wells but may perform up to 5 workovers in Woodward County during 2015.

The Elk City field on the eastern edge of Beckham County produces oil and gas from a structural anticline with stratigraphic trapping features. Production zones include the Hoxbar, Atoka and Morrow formations. Within this area, XTO Energy did not drill any wells but did perform 7 workovers in 2014. XTO Energy has informed the trustee that it does not plan to drill any new wells but may perform up to 7 workovers within the Elk City field during 2015.

XTO Energy plans to further develop the underlying properties in the Anadarko Basin primarily through:

•	mechanical stimulation of existing wells,
•	installing artificial lift,
•	opening new producing zones in existing wells,
•	deepening existing wells to new producing zones, and
•	drilling additional wells.

A gathering subsidiary of XTO Energy operates a 300-mile gathering system and pipeline in the Major County area. The gathering subsidiary and a third-party processor purchase natural gas produced at the wellhead from XTO Energy and other producers in the area under various agreements, most of which were entered into in the 1960’s and 1970’s, and which include life-of-production terms such that the contracts will continue until there is no further production from the underlying properties, unless the production declines so that it is no longer economical to take the gas. The gathering subsidiary and the third-party processor are required to take certain minimum volumes of the gas produced but have been taking all of the volumes produced for over ten years. The gathering subsidiary gathers and transports the gas to a third-party processor, which processes the gas and pays XTO Energy and other producers for at least 50% of the liquids processed based upon a weighted average sales price less transportation charges, which price may vary in the event of inadequate markets. After the gas is processed, the gathering subsidiary transports the gas via a residue pipeline to a connection with an interstate pipeline. The gathering subsidiary sells the residue gas to the marketing subsidiary of XTO Energy based upon a weighted average price, which price will vary monthly based upon market conditions. The gathering subsidiary pays this price to XTO Energy less a compression and gathering fee of approximately $0.31 per Mcf of residue gas. This gathering fee was previously approved by the Federal Energy Regulatory Commission when the gathering subsidiary was regulated and is unlikely to change. During 2014, the gathering system collected approximately 10,000 Mcf per day, approximately 50% of which XTO Energy operates. Estimated capacity of the gathering system is 24,000 Mcf per day. The gathering subsidiary also provides contract operating services to properties in Woodward County, collecting approximately 5,000 Mcf per day, for an average fee of approximately $0.11 per Mcf. The fee is subject to an annual price renegotiation under which either party can request that the price provided under the contract be renegotiated. The contract continues on a yearly basis, and it is subject to termination upon written notice prior to its annual renewal or in the event the parties fail to agree upon a pricing renegotiation. XTO Energy also sells gas directly to its marketing subsidiary under a month-to-month contract, which then sells the gas to third parties. The price paid to XTO Energy is based upon the weighted average price of several published indices, which price varies upon market conditions but does not include a deduction for any marketing fees. The price paid by the marketing affiliate includes a deduction for any transportation fees charged by the third party. Neither party has a firm obligation to sell or purchase any specific minimum quantity of gas.

Green River Basin

The Green River Basin is located in southwestern Wyoming. Natural gas was discovered in the Fontenelle field of the Green River Basin in the early 1970’s. The producing reservoirs are the Frontier, Baxter and Dakota sandstones.

Daily 2014 sales volumes from the underlying properties in the Fontenelle field averaged 12,700 Mcf of natural gas and 21 Bbls of oil. XTO Energy did not drill any wells or perform any workovers in the Green River Basin in 2014. XTO Energy has advised the trustee that it does not plan to drill any new wells but may perform up to 4 workovers in the Green River Basin during 2015. XTO Energy has advised the trustee that it is continuing its efforts to reduce pipeline pressure which has shown potential for increasing production and extending field life in the Fontenelle Field.

Potential development activities for the underlying properties in this area include:

•	installing artificial lift,
•	restimulating producing intervals utilizing new technology,
•	additional compression to lower line pressures, and
•	opening new producing zones in existing wells.

XTO Energy markets the gas produced from the Fontenelle field and nearby properties under various marketing arrangements. Under the agreement covering the majority of the gas sold, XTO Energy compresses the gas on the lease, transports it off the lease and compresses the gas again prior to entry into the gas plant pipeline. The pipeline transports the gas to the gas plant, where the gas is processed, then redelivered to XTO Energy. The owner of the gas plant and related pipeline charges XTO Energy for operational fuel and processing and has agreed to accept certain volumes, which amounts can be adjusted by the owner. The owner may be able to cease taking volumes if it has valid unaddressed concerns regarding the creditworthiness of XTO Energy. In 2014, the fuel charge was 2.77% of the volumes produced and the processing fee was approximately $0.11 per MMBtu. These charges are adjusted annually based upon a published governmental economic index, and the contract renews on a year-to-year basis. XTO Energy transports and sells this gas directly to the markets based on a spot sales price on a month-to-month term, and the volumes to be sold are generally determined upon a monthly basis. These contracts may be terminated by either party if there are credit issues with the other party. The gas not sold under the above arrangement may be gathered and sold under a similar arrangement on a month-to-month term where the fee is approximately

$0.19 per MMBtu and is adjusted annually. The amount of gas that the gatherer is required to gather is limited to certain maximum volumes, and the gatherer may be able to cease taking volumes if it has valid unaddressed concerns regarding the creditworthiness of XTO Energy. Alternatively, the gas may be sold under a contract where XTO Energy directly sells the gas to a third party on the lease at an adjusted index price, which price varies upon market conditions. The contract continues on a month-to-month basis, and the buyer is obligated to make a good faith effort to purchase a minimum 90% of the gas nominated by buyer for purchase. Condensate is sold to an independent third party at market rates on a month-to-month basis. The purchaser accepts all condensate delivered at the lease, but either party may suspend performance of the contract if there are credit issues with the other party.

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

The underlying properties are interests in developed properties located primarily in gas producing regions of Kansas, Oklahoma and Wyoming. The following is a summary of the approximate producing acreage of the underlying properties at December 31, 2014. Undeveloped acreage is not significant.

	Gross	Net
Hugoton Area	209,302	194,785
Anadarko Basin	170,092	132,753
Green River Basin	37,711	28,426

Total	417,105	355,964

The following is a summary of the producing wells on the underlying properties as of December 31, 2014:

	Operated Wells		Nonoperated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Gas	1,163.0	1,053.1	263.0	59.9	1,426.0	1,113.0
Oil	42.0	38.9	4.0	0.9	46.0	39.8

Total	1,205.0	1,092.0	267.0	60.8	1,472.0	1,152.8

The following is a summary of the number of wells drilled on the underlying properties during the years indicated. During 2014, 2013 and 2012 no exploratory wells were drilled on the underlying properties. There were no wells in process of drilling at December 31, 2014.

	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Completed gas wells	—	—	—	—	1	0.6
Completed oil wells	—	—	—	—	—	—
Dry wells	—	—	—	—	—	—

Total(a)	—	—	—	—	1	0.6

(a)	Included in totals are zero wells in 2014, 2013 and 2012, drilled on nonoperated interests.

Estimated Proved Reserves and Future Net Cash Flows

The following are proved reserves of the underlying properties, as estimated by independent engineers, and proved reserves and future net cash flows from proved reserves of the net profits interests, based on an allocation of these reserves, at December 31, 2014:

	Underlying Properties		Net Profits Interests
	Proved Reserves(a)		Proved Reserves(a)(b)		Future Net Cash Flows from Proved Reserves(a)(c)
	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
					Undiscounted	Discounted
(in thousands)
Oklahoma	142,470	2,102	56,031	818	$303,558	$156,054
Wyoming	51,294	60	13,796	16	49,402	26,093
Kansas	16,424	57	6,336	22	26,430	15,131

TOTAL	210,188	2,219	76,163	856	$379,390	$197,278

(a)	Based on 12-month average oil price of $92.70 per Bbl and $4.35 per Mcf for gas, based on the first-day-of-the-month price for each month in the period. Discounted estimated future net cash flows from proved reserves decreased 4% from year-end 2013 to 2014, primarily because of 2014 production and downward revisions of prior reserve estimates, partially offset by a 11% increase in gas prices.

(b)	Since the trust has defined net profits interests, the trust does not own a specific percentage of the oil and gas reserves. Because trust reserve quantities are determined using an allocation formula, any fluctuations in actual or assumed prices or costs will result in revisions to the estimated reserve quantities allocated to the net profits interests.

(c)	Before income taxes since future net cash flows are not subject to taxation at the trust level. Future net cash flows are discounted at an annual rate of 10%.

Proved reserves consist of the following:

	Underlying Properties		Net Profits Interests
	Proved Reserves		Proved Reserves
	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
(in thousands)
Proved developed reserves	177,389	1,847	68,335	767
Proved undeveloped reserves	32,799	372	7,828	89

Total proved reserves	210,188	2,219	76,163	856

Approximately 84% of the underlying proved reserves are proved developed reserves.

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

The XTO Energy reserve engineering group reviews reserve estimates with our third-party petroleum consultants, Miller and Lents, Ltd., independent petroleum engineers. Miller and Lents, Ltd. estimated oil and gas reserves attributable to the underlying properties as of December 31, 2014, 2013, 2012 and 2011. Miller and Lents’ primary technical person responsible for calculating the trust’s reserves has more than 30 years of experience as a reserve engineer. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

Oil and Natural Gas Production

Trust production is recognized in the period net profits income is received, which is the month following receipt by XTO Energy, and generally two months after the time of production. Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for each of the three years ended December 31 were as follows:

	2014	2013	2012
Production
Underlying Properties
Gas – Sales (Mcf)	17,426,780	18,712,650	20,370,975
Average per day (Mcf)	47,745	51,268	55,658
Oil – Sales (Bbls)	203,667	216,634	228,656
Average per day (Bbls)	558	594	625
Net Profits Interests
Gas – Sales (Mcf)	8,004,435	7,770,148	5,991,964
Average per day (Mcf)	21,930	21,288	16,371
Oil – Sales (Bbls)	110,515	99,363	76,049
Average per day (Bbls)	303	272	208

Average Sales Price
Gas (per Mcf)	$ 4.60	$ 4.03	$ 3.28
Oil (per Bbl)	$95.35	$95.25	$91.30

Oil and gas production by conveyance attributable to the underlying properties for each of the three years ended December 31 were as follows:

	Underlying Gas Production (Mcf)
Conveyance	2014	2013	2012
Kansas	1,531,314	1,606,436	1,805,789
Oklahoma	11,255,819	12,041,983	12,992,317
Wyoming	4,639,647	5,064,231	5,572,869

Total	17,426,780	18,712,650	20,370,975

	Underlying Oil Production (Bbls)
Conveyance	2014	2013	2012
Kansas	7,023	9,427	14,090
Oklahoma	188,911	196,345	204,022
Wyoming	7,733	10,862	10,544

Total	203,667	216,634	228,656

Pricing and Sales Information

XTO Energy sells a portion of its natural gas production directly to third parties, and the rest is sold to a subsidiary of XTO Energy based on a weighted average sales price. The weighted average sales price received from the subsidiary is based upon sales to third parties for the best available price. Oil production is generally marketed at the wellhead to third parties at the best available price. XTO Energy arranges for some of its natural gas to be processed by unaffiliated third parties and markets the natural gas liquids. Most of the natural gas attributable to the underlying properties is marketed under contracts existing at trust inception. Contracts covering production from the Ringwood area of the Major County area are generally for the life of the lease. The contract with an unaffiliated third party for the majority of production from the Hugoton area was extended through 2019. If new contracts are entered with unaffiliated third parties, the proceeds from sales under those new contracts will be included in gross proceeds from the underlying properties. If new contracts are entered with XTO Energy’s marketing subsidiary, it may charge XTO Energy a fee that may not exceed 2% of the sales price of the oil and natural gas received from unaffiliated parties. The sales price is net of any deductions for transportation from the wellhead to the unaffiliated parties and any gravity or quality adjustments. For further information on these arrangements see Significant Properties above.

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

Because the trust is a grantor trust for federal tax purposes, each unitholder is taxed directly on his proportionate share of income, deductions and credits of the trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the trust. The income of the trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. During 2014, the trust incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the trust.

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

The unitholders have income in 2014 as a result of the trust receiving the amounts required to be paid under the arbitration award relating to XTO Energy’s treatment of the Fankhouser settlement (discussed in Item 3 – Legal Proceedings). A portion of the arbitration award represents the reimbursement of amounts withheld from the September and October 2012 trust distributions, which is treated as additional gross royalty income reported by and taxable to the unitholders, when received or accrued by the trust, depending on the unitholder’s method of accounting. In addition, a portion of the arbitration award represents the reimbursement of attorney’s fees and other administrative fees and expenses, which is reflected through a decrease in the trust’s administrative expenses and thus the unitholder’s deductions in determining the net royalty income from the trust. The interest portion of the arbitration award is taxable interest income to unitholders, when received or accrued by the trust, depending on the unitholder’s method of accounting. “See Item 3 – Legal Proceedings for additional information.”

The difference between the per-unit taxable income for any period and the per-unit cash distributions, if any, reported for such period is attributable to (i) items that are not currently deductible, such as an increase in the cash reserve maintained by the trust for the payment of future expenditures, (ii) the current deduction of expenses that are paid with amounts previously reserved and (iii) items that do not constitute taxable income, such as a decrease in the cash reserve maintained by the trust and/or a return of capital. In 2014, 2013 and 2012, the trustee has elected to reserve amounts from monthly distributions in anticipation of legal fees related to current and anticipated litigation (see discussion in Item 3 – Legal Proceedings), so the taxable income per period has frequently differed from the actual amount distributed to unitholders.

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

The Treasury Department recently issued guidance providing that the FATCA withholding rules described above generally will apply to qualifying payments made after June 30, 2014. Foreign unitholders are encouraged to consult their own tax advisors regarding the possible implications of these withholding provisions on their investment in trust units.

Some trust units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, collectively referred to herein as “middlemen”). Therefore, the trustee considers the trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Southwest Bank, EIN: 75-1105980, Post Office Box 962020, Fort Worth, Texas, 76162-2020, telephone number 1-855-588-7839, email address trustee@hgt-hugoton.com, is the representative of the trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the trust as a WHFIT. Tax information is also posted by the trustee at www.hgt-hugoton.com. Notwithstanding the foregoing, the middlemen holding trust units on behalf of unitholders, and not the trustee of the trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such trust units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose trust units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the trust units.

Unitholders should consult their tax advisors regarding trust tax compliance matters.

State Income Taxes

All revenues from the trust are from sources within Kansas, Oklahoma or Wyoming. Kansas and Oklahoma each impose a state income tax, which is potentially applicable to income from the net profits interests located in each of those states. Because it distributes all of its net income to unitholders, the trust has not been taxed at the trust level in Kansas or Oklahoma. While the trust has not owed tax, the trustee is required to file a return with Kansas and Oklahoma reflecting the income and deductions of the trust attributable to properties located in each state, along with a schedule that includes information regarding distributions to unitholders. Oklahoma taxes the income of nonresidents from real property located within the state, and the trust has been advised by counsel that Oklahoma will tax nonresidents on income from the net profits interest located within the state. Kansas also taxes the income of nonresidents from property located within the state. However, Kansas allows individuals to deduct certain amounts, including net income from royalties reported on Schedule E of their Form 1040 federal individual income tax return, from their federal adjusted gross income when calculating their Kansas taxable income. This deduction applies to amounts reported as royalty income that are received from grantor trusts, such as the trust. Kansas and Oklahoma also impose a corporate income tax that may apply to unitholders organized as corporations (subject to certain exceptions for S corporations and limited liability companies, depending on their treatment for federal tax purposes).

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

Item 3. Legal Proceedings

XTO Energy settled the Fankhouser v. XTO Energy, Inc. royalty class action lawsuit for $37 million. The settlement was given final approval by the court on October 10, 2012. XTO Energy advised the trustee that $1.4 million of the settlement was attributable to Kansas claims which predated the trust. The settlement also included a new royalty calculation for future royalty payments.

XTO Energy and the trustee arbitrated the issue of whether the Fankhouser settlement could be charged to the trust net proceeds ($28.5 million; $23.4 million and $5.1 million affecting the net proceeds from Oklahoma and Kansas, respectively, in addition to a reduction in the net profits going forward). The three panel tribunal issued a decision on April 21, 2014. Based on that ruling, XTO Energy is prohibited from charging any portion of the Fankhouser settlement (including the new royalty calculation for future royalty payments) to the trust, now or in the future. Additionally, XTO Energy had to reimburse $4,386,396 which represents amounts withheld from the September and October 2012 distributions and $1,985,438 which represents attorney fees, arbitration expenses and interest.

The trust filed Southwest Bank, as Successor Trustee to Bank of America, N.A., as Trustee for the Hugoton Royalty Trust v. XTO Energy, Inc., no. 017-274777-14 in the 17th state district court of Tarrant County, Texas, seeking judicial confirmation of the April 21, 2014 arbitration award. The arbitration award was entered into as a final judgment on December 12, 2014.

In September 2008, a royalty class action lawsuit was filed against XTO Energy styled Wallace B. Roderick Revocable Living Trust, et al. v. XTO Energy Inc. in the District Court of Kearny County, Kansas. The case was removed to federal court in Wichita, Kansas. The plaintiffs allege that XTO Energy has improperly taken post production costs from royalties paid to the plaintiffs from wells located in Kansas, Oklahoma, and Colorado; later reduced to Kansas. The case was certified as a class action in March 2012. XTO Energy filed an appeal of the class certification to the 10th Circuit Court of Appeals on April 11, 2012 which was granted on June 26, 2012. The court reversed the certification of the class and remanded the case back to the trial court for further proceedings. In its pleadings, the plaintiff has alleged damages in excess of $42.5 million.

In December 2010, a royalty class action lawsuit was filed against XTO Energy styled Chieftain Royalty Company v. XTO Energy Inc. in Coal County District Court, Oklahoma. XTO Energy removed the case to federal court in the Eastern District of Oklahoma. The plaintiffs allege that XTO Energy wrongfully deducted fees from royalty payments on Oklahoma wells, failed to make diligent efforts to secure the best terms available for the sale of gas and its constituents, and demand an accounting to determine whether they have been fully and fairly paid gas royalty interests. The case was certified as a class action in April 2012. XTO Energy filed an appeal of the class certification to the 10th Circuit Court of Appeals on April 26, 2012 which was granted on June 26, 2012. The court reversed the certification of the class and remanded the case back to the trial court for further proceedings.

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

On September 12, 2012, a lawsuit was filed against Bank of America as trustee and XTO Energy styled Harold Lamb v. Bank of America and XTO Energy Inc., in the U.S. District Court – Western District of Oklahoma. The plaintiff, Harold Lamb, is a unitholder in the trust and alleged that XTO Energy failed to properly pay and account to the trust under the terms of the net overriding royalty conveyances on certain Kansas and Oklahoma properties and that Bank of America, N.A., as the previous trustee, failed to properly oversee such payment and accounting by XTO Energy. Additionally, the plaintiff alleged that Bank of America, N.A. and XTO Energy breached a fiduciary duty to the trust based on the allegations found in the Fankhouser class action discussed above. The plaintiff sought unspecified amounts for actual/compensatory damages, punitive damages, disgorgement and injunctive relief. Sandra Goebel, another unitholder of the trust, filed a Motion to Intervene in Lamb’s lawsuit and to stay the action in favor of her lawsuit pending in the Dallas County District Court (see discussion below) or, in the alternative, for the court to appoint her attorneys lead counsel in Lamb’s lawsuit. On September 5, 2014, Goebel withdrew her Motion to Intervene. That same day, Lamb filed a Motion to Voluntarily Dismiss his claims. On September 29, 2014, the Lamb case was dismissed without prejudice to refile in state court. Lamb’s counsel has been added as counsel of record for Goebel.

On August 12, 2013, a demand for arbitration styled Sandra G. Goebel vs. XTO Energy, Inc., Timberland Gathering & Processing Company, Inc. and Bank of America, N.A. was filed with the American Arbitration Association (“AAA”). The claimant, Sandra Goebel, is a unitholder in the trust and alleged that XTO Energy breached the conveyances by misappropriating funds from the trust by failing to modify its existing sales contracts with its affiliate Timberland Gathering & Processing Company, Inc. (“Timberland”). Goebel alleged that these contracts did not currently reflect “market rate” terms, and that XTO had a duty to renegotiate the contracts to obtain more favorable terms. The claimant further alleged that Bank of America, N.A. (the previous trustee) breached its fiduciary duty by acquiescing to and facilitating XTO Energy’s alleged self-dealing and concealing information from unitholders that would have revealed XTO Energy’s breaches. The claim also alleged aiding and abetting breach of fiduciary duty by XTO Energy, and disgorgement and unjust enrichment by Timberland. The claimant sought from the respondents damages of an estimated $59.6 million for alleged royalty underpayments, exemplary damages, an accounting by XTO Energy, a declaration, costs, reasonable attorneys’ fees, and pre-judgment and post-judgment interest. Goebel purported to sue on behalf of and for the benefit of the Hugoton Royalty Trust. Bank of America, N.A. filed a response to the arbitration demand denying any liability arising out of the claimant’s allegations and objecting to the arbitrability of Goebel’s claims against Bank of America, N.A. The arbitration panel ruled that Goebel’s claims are not arbitrable and dismissed the claims in their entirety without prejudice. Goebel has refiled the matter as a lawsuit styled Sandra G. Goebel vs. XTO Energy, Inc., Timberland Gathering and Processing Company, Inc. and Bank of America, N.A. in Dallas County District Court. The allegations are the same as those contained in the previous arbitration demand. Defendants answered with general denials and additionally filed pleas to the jurisdiction, special exceptions, and a plea in abatement challenging, among other things, Goebel’s putative authority to bring claims on behalf of the trust over the trustee’s objection. The Defendants also filed a joint motion to stay the Goebel case in favor of the first filed Lamb case discussed above. The court denied Defendants’ pleas to the jurisdiction and special exceptions, although it did not rule on the plea in abatement. Simultaneously, the judge conditionally stayed the case pending a ruling on Goebel’s Motion to Intervene in the Lamb case. On September 5, 2014, however, Goebel withdrew her Motion to Intervene. That same day, Lamb filed a Motion to Voluntarily Dismiss his federal district court lawsuit (see discussion above). Goebel filed a motion to lift the stay in the state district court; while XTO Energy, Timberland and Bank of America (individually and now as former trustee) filed a motion to stay the case pending a mandamus appeal of the district court’s denial of their pleas to the jurisdiction and special exceptions. On October 30, 2014, the district court granted Plaintiff’s motion to lift stay. On October 31, 2014, the district court denied Defendants’ motion to stay pending mandamus. On November 7, 2014, the Defendants filed their petition for writ of mandamus with the Dallas Court of Appeals. Defendants also filed a motion seeking a stay from the court of appeals, along with the petition for writ of mandamus. On November 13, 2014, the court of appeals granted Defendants’ motion and stayed the lawsuit, including all associated discovery, until the court opines on the petition for writ of mandamus. Goebel filed a response to the petition for the writ of mandamus on December 16, 2014 and the Defendants replied on January 13, 2015. Accordingly, the petition has been fully briefed and is awaiting a decision from the court of appeals. Southwest Bank, the current trustee, has not yet been named a party in the case. The trustee will vigorously defend any claims that may be asserted against it.

XTO Energy has informed the trustee that it believes that XTO Energy and Timberland have strong defenses to this lawsuit and intend to vigorously defend their positions. Bank of America has informed the trustee that it believes it has strong defenses to the lawsuit and will vigorously defend its position. The terms of the trust indenture provide that Bank of America and/or the trustee shall be indemnified by the trust and shall have no liability, other than for fraud, gross negligence or acts or omissions in bad faith as adjudicated by final non-appealable judgment of a court of competent jurisdiction.

The trustee anticipates that the trust will incur additional legal and other expenses in connection with the Goebel lawsuit. As a result, the trustee reserved an additional $1.6 million from trust distributions for the Goebel litigation, beginning with the September 2013 distribution. The September 2013 through December 2013 distributions each reflected a deduction of $400,000 in connection with such reserve. Additionally, the trustee previously reserved an additional $1.6 million from trust distributions for the Lamb litigation but that is now a part of the reserve for the Goebel lawsuit. The January 2014 through April 2014 distributions each reflected a deduction of $400,000 in connection with such reserve. As the Goebel lawsuit progresses, the trustee may need to revise the reserve.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Units of the Trust, Related Untiholder Matters and Trust Purchases of Units

Units of Beneficial Interest

The units of beneficial interest in the trust began trading on the New York Stock Exchange on April 9, 1999 under the symbol “HGT.” The following are the high and low unit sales prices and total cash distributions per unit paid by the trust during each quarter of 2014 and 2013:

	Sales Price		Distributions per Unit
Quarter	High	Low
2014
First	$9.11	$7.48	$0.191258
Second	12.04	7.62	0.446171
Third	11.11	8.93	0.253546
Fourth	10.25	7.51	0.204267

			$1.095242

2013
First	$9.97	$7.30	$0.195453
Second	9.98	8.12	0.230142
Third	9.45	7.43	0.251364
Fourth	8.16	6.98	0.185723

			$0.862682

At December 31, 2014, there were 40,000,000 units outstanding and approximately 706 unitholders of record; 37,908,768 of these units were held by depository institutions.

The trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

Item 6. Selected Financial Data

	Year Ended December 31
	2014	2013	2012	2011	2010
Net Profits Income	$44,446,473	$37,333,595	$25,132,038	$56,565,368	$62,883,206
Distributable Income	43,809,680	34,507,280	23,272,920	55,764,960	62,028,000
Distributable Income per Unit	1.095242	0.862682	0.581823	1.394124	1.550700
Distributions per Unit	1.095242	0.862682	0.581823	1.394124	1.550700
Total Assets at Year-End	93,920,959	102,501,095	112,956,689	118,965,716	129,222,886

Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Calculation of Net Profits Income

The following is a summary of the calculation of net profits income received by the trust:

	Year Ended December 31(a)			Three Months Ended December 31(a)
	2014	2013	2012	2014	2013
Sales Volumes
Gas (Mcf)(b)
Underlying properties	17,426,780	18,712,650	20,370,975	4,395,822	4,695,128
Average per day	47,745	51,268	55,658	47,781	51,034
Net profits interests	8,004,435	7,770,148	5,991,964	1,703,649	1,870,572
Oil (Bbls)(b)
Underlying properties	203,667	216,634	228,656	48,226	55,833
Average per day	558	594	625	524	607
Net profits interests	110,515	99,363	76,049	21,722	25,161
Average Sales Prices
Gas (per Mcf)	$4.60	$4.03	$3.28	$4.13	$3.97
Oil (per Bbl)	$95.35	$95.25	$91.30	$89.45	$102.44
Revenues
Gas sales	$80,236,274	$75,469,935	$66,738,058	$18,159,388	$18,657,261
Oil sales	19,419,502	20,635,040	20,875,782	4,313,582	5,719,538

Total Revenues	99,655,776	96,104,975	87,613,840	22,472,970	24,376,799

Costs
Taxes, transportation and other	10,523,008	10,779,085	10,983,543	2,458,968	2,609,372
Production expense	21,683,844	21,593,324	22,596,750	5,598,020	5,402,343
Development costs(c)	5,300,000	6,500,000	6,000,000	1,000,000	1,800,000
Overhead	12,156,711	11,754,002	11,135,189	3,064,373	3,029,280
Legal Expense(d)	(5,482,995)	—	35,601,400	—	—
Excess costs(d)	(82,883)	—	(30,118,090)	(82,883)	—

Total Costs	44,097,685	50,626,411	56,198,792	12,038,478	12,840,995

Other Proceeds
Property Sales(e)	$—	$1,188,430	—	—	—
Net Proceeds	55,558,091	46,666,994	31,415,048	10,434,492	11,535,804
Net Profits Percentage	80%	80%	80%	80%	80%

Net Profits Income	$44,446,473	$37,333,595	$25,132,038	$8,347,594	$9,228,643

(a)	Because of the two-month interval between time of production and receipt of net profits income by the trust: 1) oil and gas sales for the year ended December 31 generally relate to twelve months of production for the period November through October, and 2) oil and gas sales for the three months ended December 31 generally relate to production for the period August through October.

(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. As product prices change, the trust’s share of the production volumes is impacted as the quantity of production to cover expenses in reaching the net profits break-even level changes inversely with price. As such, the underlying property production volume changes may not correlate with the trust’s net profit share of those volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	See Note 5 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

(d)	See Note 4 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

(e)	See Note 11 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

Results of Operations

Years Ended December 31, 2014, 2013 and 2012

Net profits income for 2014 was $44,446,473, as compared with $37,333,595 for 2013 and $25,132,038 for 2012. The 19% increase in net profits income from 2013 to 2014 is primarily the result of higher gas prices ($8.5 million) and the May 2014 arbitration reimbursement ($4.4 million), partially offset by decreased oil and gas production ($5.7 million). The 49% increase in net profits income from 2012 to 2013 is primarily the result of higher oil and gas prices ($13.1 million), the portion of the Fankhouser settlement deducted in September and October 2012 ($4.4 million) and proceeds from the property sale in May 2013 ($1.0 million), partially offset by decreased oil and gas production ($6.3 million). Approximately 78% in 2014, 76% in 2013 and 74% in 2012 of net profits income was derived from natural gas sales.

Trust administration expense was $1,153,924 in 2014 as compared to $2,827,015 in 2013 and $1,859,626 in 2012. Included in 2014 administration expense is $1,600,000 which the trustee reserved for legal expenses regarding the Lamb lawsuit but partially offset by $1,470,618 related to the arbitration reimbursement. Included in 2013 administration expense is $1,600,000 which the trustee has reserved for legal expenses regarding the Goebel lawsuit and included in 2012 was $900,000 which the trustee reserved for legal expenses regarding the arbitration relating to the Fankhouser class action settlement. Interest income was $517,131 in 2014, $700 in 2013 and $508 in 2012. Interest income for 2014 included $514,820 related to the arbitration reimbursement. Changes in interest income are attributable to fluctuations in net profits income and interest rates. Distributable income was $43,809,680 or $1.095242 per unit in 2014, $34,507,280 or $0.862682 per unit in 2013 and $23,272,920 or $0.581823 per unit in 2012.

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

•	oil and gas sales volumes,
•	oil and gas sales prices, and
•	costs deducted in the calculation of net profits income.

Volumes

From 2013 to 2014, underlying gas sales volumes decreased 7% and underlying oil sales volumes decreased 6% primarily due to natural production decline. From 2012 to 2013, underlying gas sales volumes decreased 8% primarily due to natural production decline. Underlying oil sales volumes decreased 5% primarily due to natural production decline, partially offset by the timing of cash receipts.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Prices

Gas.    The 2014 average gas price was $4.60 per Mcf, a 14% increase from the 2013 average gas price of $4.03 per Mcf, which was a 23% increase from the 2012 average gas price of $3.28 per Mcf. Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The average NYMEX price for November 2014 through January 2015 was $3.73 per MMBtu. At February 18, 2015, the average NYMEX gas price for the following 12 months was $3.05 per MMBtu.

Oil.    The average oil price for 2014 was $95.35 per Bbl, relatively flat from the average oil price for 2013 of $95.25 per Bbl, which was 4% higher than the average oil price for 2012 of $91.30 per Bbl. Oil prices are expected to remain volatile. The average NYMEX price for November 2014 through January 2015 was $60.89 per Bbl. At February 18, 2015, the average NYMEX oil price for the following 12 months was $57.14 per Bbl.

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

Taxes, transportation and other.    Taxes, transportation and other generally fluctuates with changes in total revenues. Taxes, transportation and other decreased 2% from 2013 to 2014 primarily because of decreased property taxes related to lower valuations and decreased oil production taxes related to lower oil revenues, partially offset by increased gas production taxes related to higher gas revenues. Taxes, transportation and other decreased 2% from 2012 to 2013 primarily because of decreased property taxes related to decreased valuations, partially offset by increased gas production taxes related to higher gas revenues.

Production expense.    Production expense remained relatively flat from 2013 to 2014 primarily because increased repairs and maintenance, labor and field costs were offset by decreased compressor rental and chemical costs. Production expense decreased 4% from 2012 to 2013 primarily because of decreased repairs and maintenance, compressor and outside operated costs, partially offset by increased labor and field costs.

Development costs.    Development costs deducted were $5.3 million in 2014, $6.5 million in 2013 and $6.0 million in 2012. In 2014, actual development costs were $4.6 million. At December 31, 2014, cumulative budgeted costs deducted exceeded cumulative actual costs by approximately $1.2 million. The monthly development cost deduction was $500,000 from the January 2012 through the July 2013 distribution. As a result of increased development activity, the monthly development cost deduction was increased from $500,000 to $600,000 beginning with the August 2013 distribution and it was maintained at this level through the February 2014 distribution. Due to lower than anticipated actual costs as a result of the timing of cash expenditures, the development cost deduction was decreased to $500,000 beginning with the March 2014 distribution and to $400,000 beginning with the June 2014 distribution and was maintained at that level through the November 2014 distribution. Due to lower than anticipated actual costs as a result of reduced activity and revisions to the 2014 development budget, the development cost deduction was decreased to $200,000 beginning with the December 2014 distribution. The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. XTO Energy has advised the trustee that this monthly deduction will continue to be evaluated and revised as necessary. For further information on 2015 budgeted development costs, see Properties, under Item 2.

Overhead.    Overhead is charged by XTO Energy for administrative expenses incurred to support operations of the underlying properties. Overhead fluctuates based on changes in the active well count and drilling activity on the underlying properties, as well as an annual cost level adjustment.

Excess costs.    XTO advised the trustee that decreased underlying gas volumes related to a prior period adjustment caused costs to exceed revenues by $123,577 ($98,862 net to the trust) on properties underlying the Kansas net profits interests in November 2014. However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO advised the trustee that increased gas production led to the partial recovery of excess costs, plus accrued interest, of $40,694 ($32,555 net to the trust) in December 2014. Remaining excess costs totaled $82,883 ($66,306 net to the trust) for the period ended December 31, 2014.

XTO advised the trustee in September 2012 that it deducted $35,601,400 ($28,481,120 net to the trust) related to the Fankhouser settlement. The settlement deduction caused costs to exceed revenues by $27,235,464 ($21,788,371 net to the trust) on properties underlying the Oklahoma net profits interests and by $6,225,126 ($4,980,101 net to the trust) on properties underlying the Kansas net profits interests. However, these excess costs did not reduce net proceeds from the remaining conveyance. XTO advised the trustee in October 2012 that it partially recovered $3,342,186 ($2,673,749 net to the trust) of excess costs. The excess costs claimed underlying the Kansas and Oklahoma net profits interests above were the subject of an arbitration ruling issued in April 2014. As a result of the arbitration ruling, XTO Energy was prohibited from charging any portion of the Fankhouser settlement to the trust. Therefore, the May 2014 distribution included a refund for the amounts withheld from the September and October 2012 distributions. For additional information see Note 8 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

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

Legal Expense.    As a result of the arbitration ruling, legal expense for 2014 included reimbursement of $5,482,995 ($4,386,396 net to the trust) for the amounts withheld from trust proceeds in September and October 2012. For additional information see Note 8 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

Fourth Quarter 2014 and 2013

During fourth quarter 2014 the trust received net profits income totaling $8,347,594 compared with fourth quarter 2013 net profits income of $9,228,643. This 10% decrease in net profits income was primarily due to decreased oil and gas production ($1.5 million) and lower oil prices ($0.5 million), partially offset by lower development costs ($0.6 million) and higher gas prices ($0.6 million).

Administration expense was $177,007 and interest income was $93, resulting in fourth quarter 2014 distributable income of $8,170,680 or $0.204267 per unit. Distributable income for fourth quarter 2013 was $7,428,920 or $0.185723 per unit.

Distributions to unitholders for the quarter ended December 31, 2014 were:

Record Date	Payment Date	Per Unit
October 31, 2014	November 17, 2014	$0.074840
November 28, 2014	December 12, 2014	0.065919
December 31, 2014	January 15, 2015	0.063508

		$0.204267

Volumes

Fourth quarter underlying gas sales volumes decreased 6% and underlying oil sales volumes decreased 14% from 2013 to 2014. Gas sales volumes decreased primarily due to natural production decline. Oil sales volumes decreased primarily due to natural production decline and the timing of cash receipts.

Prices

The average fourth quarter 2014 gas price was $4.13 per Mcf, or 4% higher than the fourth quarter 2013 average price of $3.97 per Mcf. The average fourth quarter 2014 oil price was $89.45 per Bbl, or 13% lower than the fourth quarter 2013 average price of $102.44 per Bbl. For further information about product prices, see “Years Ended December 31, 2014, 2013 and 2012 – Prices” above.

Costs

Taxes, transportation and other.    Taxes, transportation and other decreased 6% from fourth quarter 2013 to 2014 primarily because of decreased oil production taxes related to lower oil revenues and decreased property taxes related to decreased valuations.

Production expense.    Fourth quarter production expense increased 4% from 2013 to 2014 primarily because of increased labor and repairs and maintenance costs, partially offset by decreased compressor rental costs.

Development costs.    Development costs, which were deducted based on budgeted development costs, decreased 44% from fourth quarter 2013 to 2014. For further information about development costs, see “Years Ended December 31, 2014, 2013 and 2012 — Development Costs” above.

Overhead.    Overhead is charged by XTO Energy for administrative expenses incurred to support operations of the underlying properties. Overhead fluctuates based on changes in the active well count and drilling activity on the underlying properties, as well as an annual cost level adjustment.

Excess costs.    XTO advised the trustee that decreased underlying gas volumes related to a prior period adjustment caused costs to exceed revenues by $123,577 ($98,862 net to the trust) on properties underlying the Kansas net profits interests in November 2014. However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO advised the trustee that increased gas production led to the partial recovery of excess costs, plus accrued interest, of $40,694 ($32,555 net to the trust) in December 2014. Remaining excess costs totaled $82,883 ($66,306 net to the trust) for the period ended December 31, 2014.

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

Contractual Obligations

As shown below, the trust had no obligations and commitments to make future contractual payments as of December 31, 2014, other than the December distribution payable to unitholders in January 2015, as reflected in the statement of assets, liabilities and trust corpus.

	Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Distribution payable to unitholders	$2,540,320	$2,540,320	$—	$—	$—

Related Party Transactions

The underlying properties from which the net profits interests were carved are currently owned by XTO Energy, which operates approximately 95% of the underlying properties. In computing net proceeds, XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses on the underlying properties it operates. As of December 31, 2014, the monthly overhead charge, based on the number of operated wells, was approximately $1,022,000 ($817,600 net to the trust) and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy sells a significant portion of natural gas production from the underlying properties to certain of XTO Energy’s wholly owned subsidiaries under contracts in existence when the trust was created, generally at amounts approximating monthly published market prices. For further information regarding natural gas sales from the underlying properties to affiliates of XTO Energy, see Significant Properties, under Item 2, Properties and Note 7 to Financial Statements under Item 8, Financial Statements and Supplementary Data. Total gas sales from the underlying properties to XTO Energy’s wholly owned subsidiaries were $30.4 million for 2014, or 38% of total gas sales, $29.0 million for 2013, or 38% of total gas sales and $22.3 million for 2012, or 34% of total gas sales.

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

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust and

Southwest Bank, Trustee

We have audited the accompanying statements of assets, liabilities and trust corpus of Hugoton Royalty Trust (the “Trust”) as of December 31, 2014 and 2013, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2014. We also have audited the Trust’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Trustee’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust at December 31, 2014 and 2013, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2014, on the basis of accounting described in Note 2. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 6, 2015

HUGOTON ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31
	2014	2013
Assets
Cash and short-term investments	$4,324,131	$3,646,537
Net profits interests in oil and gas properties – net (Notes 1 and 2)	89,596,828	98,854,558

	$93,920,959	$102,501,095

Liabilities and Trust Corpus
Distribution payable to unitholders	$2,540,320	$2,207,160
Legal reserve	1,783,811	1,439,377
Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	89,596,828	98,854,558

	$93,920,959	$102,501,095

STATEMENTS OF DISTRIBUTABLE INCOME

	Year Ended December 31
	2014	2013	2012
Net profits income	$44,446,473	$37,333,595	$25,132,038
Interest income(a)	517,131	700	508

Total income	44,963,604	37,334,295	25,132,546
Administration expense(a)	1,153,924	2,827,015	1,859,626

Distributable income	$43,809,680	$34,507,280	$23,272,920

Distributable income per unit (40,000,000 units)	$1.095242	$0.862682	$0.581823

(a)	Interest income and administration expense for the period ended December 31, 2014, includes a refund of $514,820 and $1,470,618, respectively, related to the arbitration reimbursement. For further information see Note 8 of the accompanying notes to financial statements.

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year Ended December 31
	2014	2013	2012
Trust corpus, beginning of year	$98,854,558	$109,892,977	$115,367,996
Amortization of net profits interests	(9,257,730)	(11,038,419)	(5,475,019)
Distributable income	43,809,680	34,507,280	23,272,920
Distributions declared	(43,809,680)	(34,507,280)	(23,272,920)

Trust corpus, end of year	$89,596,828	$98,854,558	$109,892,977

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

Southwest Bank is the trustee for the trust. The trust indenture provides, among other provisions, that:

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

U.S. Trust, Bank of America Private Wealth Management, a division of Bank of America, N.A., as trustee of the Hugoton Royalty Trust, announced that at the special meeting of the trust’s unitholders held on May 23, 2014, the unitholders of the trust voted to approve the proposal to appoint Southwest Bank as successor trustee of the trust effective May 30, 2014. References to the trustee for periods prior to May 30, 2014 shall mean Bank of America, N.A., and for periods on or after May 30, 2014 shall mean Southwest Bank.

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

•

The trustee routinely reviews the trust’s net profits interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

it is determined that the carrying value of the trust’s net profits interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the net profits interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of December 31, 2014.

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

The initial carrying value of the net profits interests of $247,066,951 was XTO Energy’s historical net book value of the interests on December 1, 1998, the date of the transfer to the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $157,470,123 as of December 31, 2014 and $148,212,393 as of December 31, 2013.

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

4. Excess Costs

XTO advised the trustee that decreased underlying gas volumes related to a prior period adjustment caused costs to exceed revenues by $123,577 ($98,862 net to the trust) on properties underlying the Kansas net profits interests in November 2014. However, these excess costs did not reduce net proceeds from the remaining conveyances. XTO advised the trustee that increased

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

gas production led to the partial recovery of excess costs, plus accrued interest, of $40,694 ($32,555 net to the trust) in December 2014. Remaining excess costs totaled $82,883 ($66,306 net to the trust) for the period ended December 31, 2014.

XTO advised the trustee in September 2012 that it deducted $35,601,400 ($28,481,120 net to the trust) related to the Fankhouser settlement. The settlement deduction caused costs to exceed revenues by $27,235,464 ($21,788,371 net to the trust) on properties underlying the Oklahoma net profits interests and by $6,225,126 ($4,980,101 net to the trust) on properties underlying the Kansas net profits interests. However, these excess costs did not reduce net proceeds from the remaining conveyance. XTO advised the trustee in October 2012 that it partially recovered $3,342,186 ($2,673,749 net to the trust) of excess costs. The excess costs claimed underlying the Kansas and Oklahoma net profits interests above were the subject of an arbitration ruling issued in April 2014. As a result of the arbitration ruling, XTO Energy was prohibited from charging any portion of the Fankhouser settlement to the trust. Therefore, the May 2014 distribution included a refund for the amounts withheld from the September and October 2012 distributions. For additional information see Note 8.

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

5. Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Year Ended December 31
	2014	2013	2012
Cumulative actual costs under (over) the amount deducted – beginning of period	$588,742	$(301,922)	$2,396,920
Actual costs	(4,645,744)	(5,609,336)	(8,698,842)
Budgeted costs deducted	5,300,000	6,500,000	6,000,000

Cumulative actual costs under (over) the amount deducted – end of period	$1,242,998	$588,742	$(301,922)

The monthly development cost deduction was $500,000 from the January 2012 through the July 2013 distribution. As a result of increased development activity, the monthly development cost deduction was increased from $500,000 to $600,000 beginning with the August 2013 distribution and it was maintained at this level through the February 2014 distribution. Due to lower than anticipated actual costs as a result of the timing of cash expenditures, the development cost deduction was decreased to $500,000 beginning with the March 2014 distribution and to $400,000 beginning with the June 2014 distribution and was maintained at that level through the November 2014 distribution. Due to lower than anticipated actual costs as a result of reduced activity and revisions to the 2014 development budget, the development cost deduction was decreased to $200,000 beginning with the December 2014 distribution. The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. XTO Energy has advised the trustee that this monthly deduction will continue to be evaluated and revised as necessary. For further information on 2015 budgeted development costs, see Properties, under Item 2.

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

7. XTO Energy Inc.

XTO Energy operates approximately 95% of the underlying properties. In computing net proceeds, XTO Energy deducts an overhead charge for reimbursement of administrative expenses on the underlying properties it operates. As of December 31, 2014, the overhead charge was approximately $1,022,000 ($817,600 net to the trust) per month and is subject to annual adjustment based on an oil and gas industry index as defined in the trust agreement.

XTO Energy sells a significant portion of natural gas production from the underlying properties to certain of XTO Energy’s wholly owned subsidiaries under contracts in existence when the trust was created, generally at amounts approximating monthly published market prices. Prior to May 1, 2014, most of the production from the Hugoton area was sold under a contract to Timberland Gathering & Processing Company, Inc. (“TGPC”) based on the index price. Effective May 1, 2014, XTO Energy has a gas purchase contract in place with DCP Midstream, L.P. TGPC will provide gathering from the wellhead to DCP’s gathering system for approximately $0.75 per Mcf. Much of the gas production in Major County, Oklahoma is sold to Ringwood Gathering Company (“RGC”), which retains approximately $0.31 per Mcf as a compression and gathering fee. TGPC and RGC sell gas to Cross Timbers Energy Services, Inc. (“CTES”), which markets gas to third parties. XTO Energy sells directly to CTES most gas production not sold directly to TGPC or RGC.

Total gas sales from the underlying properties to XTO Energy’s wholly owned subsidiaries were $30.4 million for 2014, or 38% of total gas sales, $29.0 million for 2013, or 38% of total gas sales and, $22.3 million for 2012, or 34% of total gas sales.

On June 25, 2010, XTO Energy became a wholly owned subsidiary of Exxon Mobil Corporation.

8. Contingencies

Litigation

XTO Energy settled the Fankhouser v. XTO Energy, Inc. royalty class action lawsuit for $37 million. The settlement was given final approval by the court on October 10, 2012. XTO Energy advised the trustee that $1.4 million of the settlement was attributable to Kansas claims which predated the trust. The settlement also included a new royalty calculation for future royalty payments.

XTO Energy and the trustee arbitrated the issue of whether the Fankhouser settlement could be charged to the trust net proceeds ($28.5 million; $23.4 million and $5.1 million affecting the net proceeds from Oklahoma and Kansas, respectively, in

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

addition to a reduction in the net profits going forward). The three panel tribunal issued a decision on April 21, 2014. Based on that ruling, XTO Energy is prohibited from charging any portion of the Fankhouser settlement (including the new royalty calculation for future royalty payments) to the trust, now or in the future. Additionally, XTO Energy had to reimburse $4,386,396 which represents amounts withheld from the September and October 2012 distributions and $1,985,438 which represents attorney fees, arbitration expenses and interest.

The trust filed Southwest Bank, as Successor Trustee to Bank of America, N.A., as Trustee for the Hugoton Royalty Trust v. XTO Energy, Inc., no. 017-274777-14 in the 17th state district court of Tarrant County, Texas, seeking judicial confirmation of the April 21, 2014 arbitration award. The arbitration award was entered into as a final judgment on December 12, 2014.

In September 2008, a royalty class action lawsuit was filed against XTO Energy styled Wallace B. Roderick Revocable Living Trust, et al. v. XTO Energy Inc. in the District Court of Kearny County, Kansas. The case was removed to federal court in Wichita, Kansas. The plaintiffs allege that XTO Energy has improperly taken post production costs from royalties paid to the plaintiffs from wells located in Kansas, Oklahoma, and Colorado; later reduced to Kansas. The case was certified as a class action in March 2012. XTO Energy filed an appeal of the class certification to the 10th Circuit Court of Appeals on April 11, 2012 which was granted on June 26, 2012. The court reversed the certification of the class and remanded the case back to the trial court for further proceedings. In its pleadings, the plaintiff has alleged damages in excess of $42.5 million.

In December 2010, a royalty class action lawsuit was filed against XTO Energy styled Chieftain Royalty Company v. XTO Energy Inc. in Coal County District Court, Oklahoma. XTO Energy removed the case to federal court in the Eastern District of Oklahoma. The plaintiffs allege that XTO Energy wrongfully deducted fees from royalty payments on Oklahoma wells, failed to make diligent efforts to secure the best terms available for the sale of gas and its constituents, and demand an accounting to determine whether they have been fully and fairly paid gas royalty interests. The case was certified as a class action in April 2012. XTO Energy filed an appeal of the class certification to the 10th Circuit Court of Appeals on April 26, 2012 which was granted on June 26, 2012. The court reversed the certification of the class and remanded the case back to the trial court for further proceedings.

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

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

On September 12, 2012, a lawsuit was filed against Bank of America as trustee and XTO Energy styled Harold Lamb v. Bank of America and XTO Energy Inc., in the U.S. District Court — Western District of Oklahoma. The plaintiff, Harold Lamb, is a unitholder in the trust and alleged that XTO Energy failed to properly pay and account to the trust under the terms of the net overriding royalty conveyances on certain Kansas and Oklahoma properties and that Bank of America, N.A., as the previous trustee, failed to properly oversee such payment and accounting by XTO Energy. Additionally, the plaintiff alleged that Bank of America, N.A. and XTO Energy breached a fiduciary duty to the trust based on the allegations found in the Fankhouser class action discussed above. The plaintiff sought unspecified amounts for actual/compensatory damages, punitive damages, disgorgement and injunctive relief. Sandra Goebel, another unitholder of the trust, filed a Motion to Intervene in Lamb’s lawsuit and to stay the action in favor of her lawsuit pending in the Dallas County District Court (see discussion below) or, in the alternative, for the court to appoint her attorneys lead counsel in Lamb’s lawsuit. On September 5, 2014, Goebel withdrew her Motion to Intervene. That same day, Lamb filed a Motion to Voluntarily Dismiss his claims. On September 29, 2014, the Lamb case was dismissed without prejudice to refile in state court. Lamb’s counsel has been added as counsel of record for Goebel.

On August 12, 2013, a demand for arbitration styled Sandra G. Goebel vs. XTO Energy, Inc., Timberland Gathering & Processing Company, Inc. and Bank of America, N.A. was filed with the American Arbitration Association (“AAA”). The claimant, Sandra Goebel, is a unitholder in the trust and alleged that XTO Energy breached the conveyances by misappropriating funds from the trust by failing to modify its existing sales contracts with its affiliate Timberland Gathering & Processing Company, Inc. (“Timberland”). Goebel alleged that these contracts did not currently reflect “market rate” terms, and that XTO had a duty to renegotiate the contracts to obtain more favorable terms. The claimant further alleged that Bank of America, N.A. (the previous trustee) breached its fiduciary duty by acquiescing to and facilitating XTO Energy’s alleged self-dealing and concealing information from unitholders that would have revealed XTO Energy’s breaches. The claim also alleged aiding and abetting breach of fiduciary duty by XTO Energy, and disgorgement and unjust enrichment by Timberland. The claimant sought from the respondents damages of an estimated $59.6 million for alleged royalty underpayments, exemplary damages, an accounting by XTO Energy, a declaration, costs, reasonable attorneys’ fees, and pre-judgment and post-judgment interest. Goebel purported to sue on behalf of and for the benefit of the Hugoton Royalty Trust. Bank of America, N.A. filed a response to the arbitration demand denying any liability arising out of the claimant’s allegations and objecting to the arbitrability of Goebel’s claims against Bank of America, N.A. The arbitration panel ruled that Goebel’s claims are not arbitrable and dismissed the claims in their entirety without prejudice. Goebel has refiled the matter as a lawsuit styled Sandra G. Goebel vs. XTO Energy, Inc., Timberland Gathering and Processing Company, Inc. and Bank of America, N.A. in Dallas County District Court. The allegations are the same as those contained in the previous arbitration demand. Defendants answered with general denials and additionally filed pleas to the jurisdiction, special exceptions, and a plea in abatement challenging, among other things, Goebel’s putative authority to bring claims on behalf of the trust over the trustee’s objection. The Defendants also filed a joint motion to stay the Goebel case in favor of the first filed Lamb case discussed above. The court denied Defendants’ pleas to the jurisdiction and special exceptions, although it did not rule on the plea in abatement. Simultaneously, the judge conditionally stayed the case pending a ruling on Goebel’s Motion to Intervene in the Lamb case. On September 5, 2014, however, Goebel withdrew her Motion to Intervene. That same day, Lamb filed a Motion to Voluntarily Dismiss his federal district court lawsuit (see discussion above). Goebel filed a motion to lift the stay in the state district court; while XTO Energy, Timberland and Bank of America (individually and now as former trustee) filed a motion to stay the case pending a mandamus appeal of the district court’s denial of their pleas to the jurisdiction and special exceptions. On October 30, 2014, the district court granted Plaintiff’s motion to lift stay. On October 31, 2014, the district court denied Defendants’ motion to stay pending mandamus. On November 7, 2014, the Defendants filed their petition for writ of mandamus with the Dallas Court of Appeals. Defendants also filed a motion seeking a stay from the court of appeals, along with the petition for writ of mandamus. On November 13, 2014, the court of appeals granted Defendants’ motion and stayed the lawsuit, including all associated discovery, until the court opines on the petition for writ of mandamus. Goebel filed a response to the petition for the writ of mandamus on December 16, 2014 and the Defendants replied on January 13, 2015. Accordingly, the petition has been fully briefed and is awaiting a decision from the court of appeals. Southwest Bank, the current trustee, has not yet been named a party in the case. The trustee will vigorously defend any claims that may be asserted against it. XTO Energy has informed the trustee that it believes that XTO Energy and Timberland have strong defenses to this lawsuit and intend to vigorously defend their positions. Bank of America has informed the trustee that it believes it has strong defenses to the

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

lawsuit and will vigorously defend its position. The terms of the trust indenture provide that Bank of America and/or the trustee shall be indemnified by the trust and shall have no liability, other than for fraud, gross negligence or acts or omissions in bad faith as adjudicated by final non-appealable judgment of a court of competent jurisdiction.

The trustee anticipates that the trust will incur additional legal and other expenses in connection with the Goebel lawsuit. As a result, the trustee reserved an additional $1.6 million from trust distributions for the Goebel litigation, beginning with the September 2013 distribution. The September 2013 through December 2013 distributions each reflected a deduction of $400,000 in connection with such reserve. Additionally, the trustee previously reserved an additional $1.6 million from trust distributions for the Lamb litigation but that is now a part of the reserve for the Goebel lawsuit. The January 2014 through April 2014 distributions each reflected a deduction of $400,000 in connection with such reserve. As the Goebel lawsuit progresses, the trustee may need to revise the reserve.

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

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The average realized gas prices used to determine the standardized measure were $4.35 per Mcf in 2014, $3.92 per Mcf in 2013, $3.21 per Mcf in 2012 and $4.67 per Mcf in 2011. Oil prices used to determine the standardized measure were based on average realized oil prices of $92.70 per Bbl in 2014, $94.32 per Bbl in 2013, $91.90 per Bbl in 2012 and $92.92 per Bbl in 2011.

Proved Reserves

	Underlying Properties		Net Profits Interests
(in thousands)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)

Balance, December 31, 2011	289,909	2,739	126,262	1,287
Extensions, additions and discoveries	217	32	96	14
Revisions of prior estimates	(21,574)	(29)	(43,010)	(350)
Production – sales volumes	(20,371)	(229)	(5,992)	(76)
Sales in place	—	—	—	—

Balance, December 31, 2012	248,181	2,513	77,356	875
Extensions, additions and discoveries	5	2	3	1
Revisions of prior estimates	12,050	214	15,900	200
Production – sales volumes	(18,713)	(217)	(7,770)	(99)
Sales in place	(50)	(27)	(15)	(8)

Balance, December 31, 2013	241,473	2,485	85,474	969
Extensions, additions and discoveries	123	8	46	3
Revisions of prior estimates	(13,981)	(70)	(1,353)	(5)
Production – sales volumes	(17,427)	(204)	(8,004)	(111)
Sales in place	—	—	—	—

Balance, December 31, 2014	210,188	2,219	76,163	856

Extensions, additions and discoveries in 2012, 2013 and 2014 are primarily related to delineation of additional proved undeveloped reserves in the Anadarko Basin. Revisions of prior estimates of the proved gas reserves for the underlying properties in each year are primarily because of changes in the gas and oil prices. Higher upward and downward revisions for the net profits interests as compared with the underlying properties in each year were caused by changes in oil and gas prices and estimated future production and development costs which resulted in an increase or decrease in gas reserves allocated to the trust.

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Proved Developed Reserves

(in thousands)	Underlying Properties		Net Profits Interests
	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)

December 31, 2011	250,833	2,391	113,312	1,159

December 31, 2012	211,638	2,192	71,327	806

December 31, 2013	204,611	2,163	76,239	878

December 31, 2014	177,389	1,847	68,335	767

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)	December 31
	2014	2013	2012
Underlying Properties
Future cash inflows	$1,119,099	$1,181,208	$1,028,147
Future costs:
Production	572,635	621,958	579,185
Development	72,227	64,064	64,064

Future net cash flows	474,237	495,186	384,898
10% discount factor	227,641	237,147	181,595

Standardized measure	$246,596	$258,039	$203,303

Net Profits Interests
Future cash inflows	$412,882	$431,190	$334,857
Future production taxes	33,492	35,041	26,939

Future net cash flows	379,390	396,149	307,918
10% discount factor	182,112	189,718	145,275

Standardized measure	$197,278	$206,431	$162,643

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)
	2014	2013	2012
Underlying Properties
Standardized measure, January 1	$258,039	$203,303	$418,691

Revisions:
Prices and costs	53,081	76,488	(215,934)
Quantity estimates	(17,867)	(784)	(2,787)
Accretion of discount	22,088	18,387	36,486
Future development costs	(12,192)	6,172	(1,734)
Production rates and other	(1,371)	1,868	(1,106)

Net revisions	43,739	102,131	(185,075)
Extensions, additions and discoveries	376	103	1,102
Production	(60,858)	(53,167)	(37,415)
Development costs	5,300	6,500	6,000
Sales in place	—	(831)	—

Net change	(11,443)	54,736	(215,388)

Standardized measure, December 31	$246,596	$258,039	$203,303

Net Profits Interests
Standardized measure, January 1	$206,431	$162,643	$334,953
Extensions, additions and discoveries	301	82	882
Accretion of discount	17,671	14,710	29,189
Revisions of prior estimates, changes in price and other	17,321	66,861	(177,249)
Sales in place	—	(531)	—
Net profits income	(44,446)	(37,334)	(25,132)

Standardized measure, December 31	$197,278	$206,431	$162,643

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

10. Quarterly Financial Data (Unaudited)

The following is a summary of net profits income, distributable income and distributable income per unit by quarter for 2014 and 2013:

	Net Profits Income	Distributable Income	Distributable Income per Unit
2014
First Quarter	$9,290,470	$7,650,320	$0.191258
Second Quarter	16,484,703	17,846,840	0.446171
Third Quarter	10,323,706	10,141,840	0.253546
Fourth Quarter	8,347,594	8,170,680	0.204267

	$44,446,473	$43,809,680	$1.095242

2013
First Quarter	$8,065,774	$7,818,120	$0.195453
Second Quarter	9,457,572	9,205,680	0.230142
Third Quarter	10,581,606	10,054,560	0.251364
Fourth Quarter	9,228,643	7,428,920	0.185723

	$37,333,595	$34,507,280	$0.862682

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

Trustee’s Report on Internal Control Over Financial Reporting

The trustee, Southwest Bank, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The trustee conducted an evaluation of the effectiveness of the trust’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the trustee’s evaluation under the framework in Internal Control — Integrated Framework (2013), the trustee concluded that the trust’s internal control over financial reporting was effective as of December 31, 2014. The effectiveness of the trust’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report under Item 8, Financial Statements and Supplementary Data.

Changes in Internal Control Over Financial Reporting

There were no changes in the trust’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the trust’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Section 16(a) of the Securities Exchange Act of 1934 requires that directors, officers, and beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. To the trustee’s knowledge, based solely on the information furnished to the trustee, the trustee is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the trust units of beneficial interest during and for the year ended December 31, 2014.

Because the trust has no employees, it does not have a code of ethics. Employees of the trustee, Southwest Bank, must comply with the bank’s standards of conduct, a copy of which will be made available to unitholders without charge, upon request by appointment at 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas, 75219.

Item 11. Executive Compensation

The trustee received the following annual compensation from 2012 through 2014 as specified in the trust indenture:

	2014	2013	2012
U.S. Trust, Bank of America
Private Wealth Management, Trustee(1)(2)	$29,739	$63,343	$58,873
Southwest Bank, Trustee(1)(2)	$35,728	—	—

(1)	Under the trust indenture, the trustee is entitled to an annual administrative fee, paid in equal monthly installments. Such fee can be adjusted annually based on an oil and gas industry index. Upon termination of the trust, the trustee is entitled to a termination fee of $15,000.

(2)	Compensation for U.S. Trust is for the period January 2014 through May 2014 and compensation for Southwest Bank is for the period May 2014 through December 2014.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

In computing net profits income paid to the trust for the net profits interests, XTO Energy deducts an overhead charge for reimbursement of administrative expenses of operating the underlying properties. This charge at December 31, 2014 was approximately $1,022,000 per month, or $12,264,000 annually (net to the trust of $817,600 per month or $9,811,200 annually), and is subject to annual adjustment based on an oil and gas industry index as defined in the trust agreement.

XTO Energy sells a significant portion of natural gas production from the underlying properties to certain of its wholly owned subsidiaries under contracts in existence when the trust was created, generally at amounts approximating monthly published prices. For further information, see Item 2, Properties.

See Item 11, Executive Compensation, for the remuneration received by the trustee from 2012 through 2014.

As noted in Item 10, Directors, Executive Officers and Corporate Governance, the trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Item 14. Principal Accountant Fees and Services

Fees for services performed by PricewaterhouseCoopers LLP and KPMG LLP for the years ended December 31, 2014 and 2013 are:

	2014	2013
Audit fees-KPMG(a)	$—	$7,034
Audit fees-PwC	$140,850	$116,850
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$140,850	$123,884

(a)	KPMG LLP served as the trust’s independent registered public accounting firm through July 7, 2011, and was replaced by PricewaterhouseCoopers LLP effective on that date.

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

Reports of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2014 and 2013

Statements of Distributable Income for the years ended December 31, 2014, 2013 and 2012

Statements of Changes in Trust Corpus for the years ended December 31, 2014, 2013 and 2012

Notes to Financial Statements

2.	Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.	Exhibits

(4) (a)	Hugoton Royalty Trust Indenture by and between NationsBank, N.A., as trustee, and Cross Timbers Oil Company (predecessor of XTO Energy) heretofore filed as Exhibit 4.1 to the trust’s Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on December 4, 1998, is incorporated herein by reference.

(b)	Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80% - Kansas) as amended and restated from Cross Timbers Oil Company (predecessor of XTO Energy) to NationsBank, N.A., as trustee, dated December 1, 1998, heretofore filed as Exhibit 10.1.1 to the trust’s Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference.

(c)	Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80% - Oklahoma) as amended and restated from Cross Timbers Oil Company (predecessor of XTO Energy) to NationsBank, N.A., as trustee, dated December 1, 1998, heretofore filed as Exhibit 10.1.2 to the trust’s Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference.

(d)	Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80% - Wyoming) as amended and restated from Cross Timbers Oil Company (predecessor of XTO Energy) to NationsBank, N.A., as trustee, dated December 1, 1998, heretofore filed as Exhibit 10.1.3 to the trust’s Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference.

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99.1)	Miller and Lents, Ltd. Report

Copies of the above Exhibits are available to any unitholder, at the actual cost of reproduction, upon written request to the trustee, Southwest Bank, P.O. Box 962020, Fort Worth, Texas 76162-2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST
By SOUTHEST BANK, TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: March 6, 2015	By	/S/ BETH E. CASTEEL
Beth E. Casteel
Vice President – Upstream Business Services

(The trust has no directors or executive officers.)