Form 10-Q
period 2015-03-31
HUGOTON ROYALTY TRUST
filed 2015-05-05
CIK 862022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Outstanding as of April 1, 2015

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the trust’s financial statements and the notes thereto included in the trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at March 31, 2015 and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2015 and 2014 have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. The condensed financial statements as of March 31, 2015, and for the three-month periods ended March 31, 2015 and 2014 have been subjected to a review by PricewaterhouseCoopers LLP, the trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust and

Southwest Bank, Trustee:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Hugoton Royalty Trust (the “Trust”) as of March 31, 2015, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2015 and 2014. These interim financial statements are the responsibility of the Trustee.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus as of December 31, 2014, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein), and in our report dated March 6, 2015, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2014 is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Houston, TX

May 5, 2015

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Cash and short-term investments	$2,454,287	$4,324,131
Net profits interests in oil and gas properties - net (Note 1)	88,475,434	89,596,828

	$90,929,721	$93,920,959

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$735,200	$2,540,320
Legal reserve	1,619,087	1,783,811
Expense reserve	100,000	—
Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	88,475,434	89,596,828

	$90,929,721	$93,920,959

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended March 31
	2015	2014
Net profits income	$4,136,842	$9,290,470
Interest income	69	92

Total income	4,136,911	9,290,562
Administration expense	370,911	1,640,242

Distributable income	$3,766,000	$7,650,320

Distributable income per unit (40,000,000 units)	$0.094150	$0.191258

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended March 31
	2015	2014
Trust corpus, beginning of period	$89,596,828	$98,854,558
Amortization of net profits interests	(1,121,394)	(2,005,956)
Distributable income	3,766,000	7,650,320
Distributions declared	(3,766,000)	(7,650,320)

Trust corpus, end of period	$88,475,434	$96,848,602

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

The financial statements of Hugoton Royalty Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles (“GAAP”):

•	Net profits income recorded for a month is the amount computed and paid by XTO Energy Inc., the owner of the underlying properties, to Southwest Bank, as trustee for the trust. XTO Energy is a wholly owned subsidiary of Exxon Mobil Corporation. Net profits income consists of net proceeds received by XTO Energy from the underlying properties in the prior month, multiplied by a net profits percentage of 80%.

•	Costs deducted in the calculation of net proceeds for the 80% net profits interests generally include applicable taxes, transportation, marketing and legal costs, production expense, development costs, operating charges and other costs.

•	Net profits income is computed separately for each of three conveyances under which the net profits interests were conveyed to the trust. If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from the other conveyances.

•	Interest income and distribution payable to unitholders include interest earned on the previous month’s investment.

•	Trust expenses are recorded based on liabilities paid and cash reserves established by the trustee for liabilities and contingencies.

•	Distributions to unitholders are recorded when declared by the trustee.

•	The trust may dispose of all or part of the net profits interests if approved by a vote of holders of 80% or more of the outstanding trust units, or upon trust termination. Otherwise, the trust is required to sell up to 1% of the value of the net profits interests in any calendar year, pursuant to notice from XTO Energy of its desire to sell the related underlying properties. Any sale must be for cash with 80% of the proceeds distributed to the unitholders on the next declared distribution.

•	The trustee routinely reviews the Trust’s net profits interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s net profits interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the net profits interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of March 31, 2015.

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

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $158,591,517 as of March 31, 2015 and $157,470,123 as of December 31, 2014.

2.	Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Three Months Ended March 31
	2015	2014
Cumulative actual costs under (over) the amount deducted - beginning of period	$1,242,998	$588,742
Actual costs	(1,389,875)	(1,651,365)
Budgeted costs deducted	600,000	1,700,000

Cumulative actual costs under (over) the amount deducted - end of period	$453,123	$637,377

The monthly development cost deduction was $600,000 from the January 2014 distribution through the February 2014 distribution. Due to lower than anticipated actual costs as a result of the timing of cash expenditures, the development cost deduction was decreased to $500,000 beginning with the March 2014 distribution and to $400,000 beginning with the June 2014 distribution and was maintained at that level through the November 2014 distribution. Due to lower than anticipated actual costs as a result of reduced activity and revisions to the 2014 development budget, the development cost deduction was decreased to $200,000 beginning with the December 2014 distribution and was maintained at that level through the March 2015 distribution. XTO Energy has advised the trustee that total 2015 budgeted development costs for the underlying properties are between $4 million and $6 million. The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. XTO Energy has advised the trustee that this monthly deduction will continue to be evaluated and revised as necessary.

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

In September 2008, a royalty class action lawsuit was filed against XTO Energy styled Wallace B. Roderick Revocable Living Trust, et al. v. XTO Energy Inc. in the District Court of Kearny County, Kansas. The case was removed to federal court in Wichita, Kansas. The plaintiffs allege that XTO Energy has improperly taken post production costs from royalties paid to the plaintiffs from wells located in Kansas, Oklahoma, and Colorado; later reduced to Kansas. The case was certified as a class action in March 2012. XTO Energy filed an appeal of the class certification to the 10th Circuit Court of Appeals on April 11, 2012 which was granted on June 26, 2012. The court reversed the certification of the class and remanded the case back to the trial court for further proceedings. The case has been stayed pending a decision from the Kansas Supreme Court on the Fawcett v. OPIK appeal. In its pleadings, the plaintiff has alleged damages in excess of $42.5 million.

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

XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to these lawsuits and intends to vigorously defend its position. However, XTO Energy has informed the Trustee that it is cognizant of other, similar litigation, such as Fankhouser, which is discussed in the trust’s most recent Form 10-K, and other, unrelated cases against other, unrelated entities. As these cases develop, XTO Energy will assess its legal position accordingly. If XTO Energy ultimately makes any settlement payments or receives a judgment against it in Chieftain or Roderick, XTO Energy has advised the trustee that it believes that the terms of the conveyances covering the trust’s net profits interests require the trust to bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if the judgment or settlement increases the amount of future payments to royalty owners, XTO Energy has informed the trustee that the trust would bear its proportionate share of the increased payments through reduced net proceeds. In the event of any such settlement or judgment, the trustee intends to review any claimed reductions in payment to the trust based on the facts and circumstances of such settlement or judgment. In light of the arbitration tribunal’s decision on the treatment of the Fankhouser settlement, to the extent that the claims in

Chieftain or Roderick are similar to those in Fankhouser, the trustee would likely object to such claimed reductions. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the trust’s financial position or liquidity though it could be material to the trust’s annual distributable income. Additionally, XTO Energy has advised the trustee that any reductions would result in costs exceeding revenues on the properties underlying the net profit interests of the cases named above, as applicable, for several monthly distributions, depending on the size of the judgment or settlement, if any, and the net proceeds being paid at that time, which would result in the net profits interest being limited until such time that the revenues exceed the costs for those net profit interests. If there is a settlement or judgment and should XTO Energy and the trustee disagree concerning the amount of the settlement or judgment to be charged, if any, against the trust’s net profits interests, the matter will be resolved by binding arbitration through the American Arbitration Association under the terms of the Indenture creating the trust.

On September 12, 2012, a lawsuit was filed against Bank of America as trustee and XTO Energy styled Harold Lamb v. Bank of America and XTO Energy Inc., in the U.S. District Court — Western District of Oklahoma. The plaintiff, Harold Lamb, is a unitholder in the trust and alleged that XTO Energy failed to properly pay and account to the trust under the terms of the net overriding royalty conveyances on certain Kansas and Oklahoma properties and that Bank of America, N.A., as the previous trustee, failed to properly oversee such payment and accounting by XTO Energy. Additionally, the plaintiff alleged that Bank of America, N.A. and XTO Energy breached a fiduciary duty to the trust based on the allegations found in the Fankhouser class action discussed in the most recent Form 10-K. The plaintiff sought unspecified amounts for actual/compensatory damages, punitive damages, disgorgement and injunctive relief. On September 5, 2014, Lamb filed a Motion to Voluntarily Dismiss his claims. On September 29, 2014, the Lamb case was dismissed without prejudice to refile in state court. Lamb’s counsel has been added as counsel of record for Goebel in Sandra G. Goebel vs. XTO Energy, Inc., Timberland Gathering & Processing Company, Inc. and Bank of America, N.A.

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

XTO Energy advised the trustee that increased costs, decreased gas production and lower gas prices caused costs to exceed revenues by a total of $22,501 ($18,001 net to the trust) in January 2015 and decreased gas production and lower gas prices caused costs to exceed revenues by a total of $316,167 ($252,934 net to the trust) in February and March 2015 on properties underlying the Kansas net profits interest. However, these excess costs did not reduce net proceeds from the remaining conveyances.

XTO Energy advised the trustee that lower gas prices and increased costs caused costs to exceed revenues by a total of $87,082 ($69,666 net to the trust) in March 2015 on properties underlying the Wyoming net profits interest. However, these excess costs did not reduce net proceeds from the remaining conveyance.

Cumulative excess costs for the Kansas and Wyoming conveyances remaining as of March 31, 2015 totaled $508,633 ($406,906 net to the trust).

6.	Other

XTO Energy advised the trustee that the February 2015 distribution included a one-time prior period adjustment for the recoupment of natural gas liquids revenue from the trust in the amount of $353,069 ($282,455 net to the trust) which was deducted from net proceeds for the first quarter of 2015.

Item 2.	Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the trust’s 2014 Annual Report on Form 10-K, as well as the condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the trust’s web site at www.hgt-hugoton.com.

Distributable Income

For the quarter ended March 31, 2015, net profits income was $4,136,842, as compared to $9,290,470 for first quarter 2014. The 55% decrease in net profits income is primarily the result of lower oil and gas prices ($4.2 million), decreased oil and gas production ($2.4 million) and the recoupment of natural gas liquids revenue in February 2015 ($0.3 million), partially offset by lower development costs ($0.9 million), decreased taxes, transportation and other costs ($0.5 million) and excess costs on the Kansas and Wyoming underlying properties in 2015 ($0.3 million). See “Net Profits Income” on following page.

After adding interest income of $69 and deducting administration expense of $370,911, distributable income for the quarter ended March 31, 2015 was $3,766,000, or $0.094150 per unit of beneficial interest. Administration expense for the quarter decreased $1,269,331 from the prior year quarter. Administration expense for the first quarter of 2015 included $100,000 which the trustee reserved for administrative expenses and administration expense for first quarter 2014 included $1,200,000 which the trustee reserved for legal expenses regarding the Lamb lawsuit which is now part of the reserve for the Goebel lawsuit. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For first quarter 2014, distributable income was $7,650,320 or $0.191258 per unit.

Distributions to unitholders for the quarter ended March 31, 2015 were:

Record Date	Payment Date	Distribution per Unit
January 30, 2015	February 13, 2015	$0.039683
February 27, 2015	March 13, 2015	0.036087
March 31, 2015	April 14, 2015	0.018380

		$0.094150

Net Profits Income

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

•	oil and gas sales volumes,

•	oil and gas sales prices, and

•	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the trust:

	Three Months
	Ended March 31 (a)		Increase
	2015	2014	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	3,714,450	4,449,201	(17%)
Average per day	40,374	48,361	(17%)
Net profits interests	953,182	1,734,374	(45%)

Oil (Bbls) (b)
Underlying properties	49,386	54,745	(10%)
Average per day	537	595	(10%)
Net profits interests	16,562	26,096	(37%)

Average Sales Prices
Gas (per Mcf)	$3.48	$4.35	(20%)
Oil (per Bbl)	$58.00	$92.18	(37%)

Revenues
Gas sales	$12,908,609	$19,339,408	(33%)
Oil sales	2,864,366	5,046,572	(43%)

Total Revenues	15,772,975	24,385,980	(35%)

Costs
Taxes, transportation and other	1,950,142	2,603,689	(25%)
Production expense	5,415,493	5,414,648	—
Development costs (c)	600,000	1,700,000	(65%)
Overhead	3,062,037	3,054,555	—
Excess costs (d)	(425,750)	—	—

Total Costs	10,601,922	12,772,892	(17%)

Net Proceeds	5,171,053	11,613,088	(55%)

Net Profits Percentage	80%	80%

Net Profits Income	$4,136,842	$9,290,470	(55%)

(a)	Because of the two-month interval between time of production and receipt of net profits income by the trust, oil and gas sales for the quarter ended March 31 generally represent production for the period November through January.
(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. As product prices change, the trust’s share of the production volumes is impacted as the quantity of production to cover expenses in reaching the net profits break-even level changes inversely with price. As such, the underlying property production volume changes may not correlate with the trust’s net profit share of those volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.
(c)	See Note 2 to Condensed Financial Statements.
(d)	See Note 5 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from first quarter 2014 to first quarter 2015:

Sales Volumes

Gas sales volumes decreased 17% and oil sales volumes decreased 10% from first quarter 2014 to first quarter 2015. Decreased gas sales volumes are primarily due to repairs and maintenance in first quarter 2015 at a third party gas processing system in the Hugoton area following a force majeure incident and natural production decline. Decreased oil sales volumes are primarily due to the timing of cash receipts and natural production decline.

XTO Energy advised the trustee that repairs and maintenance in first quarter 2015 at a third party gas processing system in the Hugoton area following a force majeure incident resulted in decreased underlying gas volumes of approximately 5,000 Mcf per day. The third party has advised XTO Energy that it expects the repairs and maintenance to be completed by the middle of May 2015. However, XTO Energy has received notice that the force majeure notice is being extended to the processing portion of the third party plant due to an equipment malfunction. The third party will be able to bypass the plant and take gas, but, the plant is not expected to be able to process gas for NGLs or Helium until July 1, 2015. XTO Energy will continue to monitor the situation and assess its options.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Gas

The first quarter 2015 average gas price was $3.48 per Mcf, a 20% decrease from the first quarter 2014 average gas price of $4.35 per Mcf. Excluding the effects of the natural gas liquids recoupment in February 2015, the average gas price was $3.59 per Mcf in the first quarter of 2015. For more information on the recoupment see “Other” on the following page. Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The first quarter 2015 gas price is primarily related to production from November 2014 through January 2015, when the average NYMEX price was $3.73 per MMBtu. The average NYMEX price for February and March 2015 was $2.88 per MMBtu. At April 28, 2015, the average NYMEX futures price for the following twelve months was $2.79 per MMBtu.

Oil

The first quarter 2015 average oil price was $58.00 per Bbl, a 37% decrease from the first quarter 2014 average oil price of $92.18 per Bbl. Oil prices are expected to remain volatile. The first quarter 2014 oil price is primarily related to production from November 2014 through January 2015, when the average NYMEX price was $60.89 per Bbl. The average NYMEX price for February and March 2015 was $48.41 per Bbl. At April 28, 2015, the average NYMEX futures price for the following twelve months was $60.84 per Bbl.

Costs

Taxes, Transportation and Other

Taxes, transportation and other decreased 25% for the first quarter primarily because of decreased oil and gas production taxes and other deductions related to lower oil and gas revenues, partially offset by increased property taxes related to higher valuations.

Development Costs

Development costs deducted in the calculation of net profits income are based primarily on the current level of development expenditures and the development budget. Development costs for first quarter 2015 decreased 65% from the prior year quarter.

At December 31, 2014, cumulative budgeted costs deducted exceeded cumulative actual costs by approximately $1.2 million. In calculating net profits income for the quarter ended March 31, 2015, XTO Energy deducted budgeted development costs of $600,000. After considering actual development costs of $1.4 million for the quarter, budgeted costs deducted exceeded cumulative actual costs by $0.5 million. First quarter actual development costs primarily relate to disbursements for development activity in fourth quarter 2014.

XTO Energy has advised the trustee that total 2015 budgeted development costs for the underlying properties are between $4 million and $6 million. The 2015 budget year generally coincides with the trust distribution months from April 2015 through March 2016. The monthly development cost deduction will be reevaluated by XTO Energy and revised as necessary, based on the 2015 budget and the timing and amount of actual expenditures. See Note 2 to Condensed Financial Statements.

Excess Costs

XTO Energy advised the trustee that increased costs, decreased gas production and lower gas prices caused costs to exceed revenues by a total of $22,501 ($18,001 net to the trust) in January 2015 and decreased gas production and lower gas prices caused costs to exceed revenues by a total of $316,167 ($252,934 net to the trust) in February and March 2015 on properties underlying the Kansas net profits interest. However, these excess costs did not reduce net proceeds from the remaining conveyances.

XTO Energy advised the trustee that lower gas prices and increased costs caused costs to exceed revenues by a total of $87,082 ($69,666 net to the trust) in March 2015 on properties underlying the Wyoming net profits interest. However, these excess costs did not reduce net proceeds from the remaining conveyance.

Cumulative excess costs for the Kansas and Wyoming conveyances remaining as of March 31, 2015 totaled $508,633 ($406,906 net to the trust).

Other

XTO Energy advised the trustee that the February 2015 distribution included a one-time prior period adjustment for the recoupment of natural gas liquids revenue from the trust in the amount of $353,069 ($282,455 net to the trust) which was deducted from net proceeds for the first quarter of 2015.

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

Forward-Looking Statements

Statements in this report relating to future plans, predictions, events or conditions are forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding the net profits interests, underlying properties, development activities, annual and monthly development, production and other costs and expenses, monthly development cost deductions, oil and gas prices and differentials to NYMEX prices, supply levels, future drilling, workover and restimulation plans, the outcome of litigation and impact on trust proceeds, distributions to unitholders, industry and market conditions and the satisfaction or waiver of conditions to the trustee’s resignation, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2014, which is incorporated by this reference as though fully set forth herein. XTO Energy and the trustee assume no duty to update these statements as of any future date.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the trust’s market risks from the information disclosed in Part II, Item 7A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the trust’s Annual Report on Form 10-K for the year ended December 31, 2014.

Items 2 through 5.

Not applicable.

Item 6.	Exhibits.

(a)	Exhibits.

Exhibit Number and Description

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Hugoton Royalty Trust filed with the Securities and Exchange Commission on March 6, 2015 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST By SOUTHWEST BANK, TRUSTEE

	By	/s/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: May 5, 2015	By	/s/ BETH E. CASTEEL
Beth E. Casteel
Vice President - Upstream Business Services