Form 10-Q
period 2015-06-30
HUGOTON ROYALTY TRUST
filed 2015-08-07
CIK 862022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Outstanding as of July 1, 2015

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at June 30, 2015 and the distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2015 and 2014 have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. The condensed financial statements as of June 30, 2015, and for the three-month and six-month periods ended June 30, 2015 and 2014 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust and

Southwest Bank, Trustee:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Hugoton Royalty Trust (the “Trust”) as of June 30, 2015, and the related condensed statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2015 and 2014. These interim financial statements are the responsibility of the Trustee.

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

/s/ PricewaterhouseCoopers LLP

Dallas, TX

August 7, 2015

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and short-term investments	$2,137,252	$4,324,131
Net profits interests in oil and gas properties - net (Note 1)	87,937,763	89,596,828

	$90,075,015	$93,920,959

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$470,080	$2,540,320
Legal reserve	1,467,172	1,783,811
Expense reserve (a)	200,000	—
Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	87,937,763	89,596,828

	$90,075,015	$93,920,959

(a)	Expense reserve allows trustee to maintain an estimated three months of administrative expenses on hand should it be unable to pay them out of the net profits income.

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net profits income	$1,463,774	$16,484,703	$5,600,616	$25,775,173
Interest income (a)	51	515,193	120	515,285

Total income	1,463,825	16,999,896	5,600,736	26,290,458
Administration expense (a)	278,105	(846,944)	649,016	793,298

Distributable income	$1,185,720	$17,846,840	$4,951,720	$25,497,160

Distributable income per unit (40,000,000 units)	$0.029643	$0.446171	$0.123793	$0.637429

(a)	Interest income and administration expense for 2014 includes a refund of $514,820 and $1,470,618, respectively, related to the arbitration reimbursement. For further information see Note 4 to Condensed Financial Statements.

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Trust corpus, beginning of period	$88,475,434	$96,848,602	$89,596,828	$98,854,558
Amortization of net profits interests	(537,671)	(3,079,518)	(1,659,065)	(5,085,474)
Distributable income	1,185,720	17,846,840	4,951,720	25,497,160
Distributions declared	(1,185,720)	(17,846,840)	(4,951,720)	(25,497,160)

Trust corpus, end of period	$87,937,763	$93,769,084	$87,937,763	$93,769,084

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

•	Net profits income is computed separately for each of the three conveyances under which the net profits interests were conveyed to the Trust. If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from the other conveyances.

•	Interest income and distribution payable to unitholders include interest earned on the previous month’s investment.

•	Trust expenses are recorded based on liabilities paid and cash reserves established by the trustee for liabilities and contingencies.

•	Distributions to unitholders are recorded when declared by the trustee.

•	The Trust may dispose of all or part of the net profits interests if approved by a vote of holders of 80% or more of the outstanding trust units, or upon trust termination. Otherwise, the Trust is required to sell up to 1% of the value of the net profits interests in any calendar year, pursuant to notice from XTO Energy of its desire to sell the related underlying properties. Any sale must be for cash with 80% of the proceeds distributed to the unitholders on the next declared distribution.

•	The trustee routinely reviews the Trust’s net profits interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s net profits interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the net profits interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of June 30, 2015.

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

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the Trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $159,129,188 as of June 30, 2015 and $157,470,123 as of December 31, 2014.

2.	Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Cumulative actual costs under (over) the amount deducted - beginning of period	$453,123	$637,377	$1,242,998	$588,742
Actual costs	(982,362)	(1,267,354)	(2,372,237)	(2,918,719)
Budgeted costs deducted	600,000	1,400,000	1,200,000	3,100,000

Cumulative actual costs under (over) the amount deducted - end of period	$70,761	$770,023	$70,761	$770,023

The monthly development cost deduction was $600,000 from the January 2014 distribution through the February 2014 distribution. Due to lower than anticipated actual costs as a result of the timing of cash expenditures, the development cost deduction was decreased to $500,000 beginning with the March 2014 distribution and to $400,000 beginning with the June 2014 distribution and was maintained at that level through the November 2014 distribution. Due to lower than anticipated actual costs as a result of reduced activity and revisions to the 2014 development budget, the development cost deduction was decreased to $200,000 beginning with the December 2014 distribution and was maintained at that level through the June 2015 distribution. XTO Energy has advised the trustee that total 2015 budgeted development costs for the underlying properties are between $4 million and $6 million. The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. XTO Energy has advised the trustee that this monthly deduction will continue to be evaluated and revised as necessary.

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

XTO Energy settled the Fankhouser v. XTO Energy, Inc. royalty class action lawsuit for $37 million, which included $1.4 million attributable to Kansas claims which predated the Trust. The settlement was given final approval by the court on October 10, 2012. The settlement also included a new royalty calculation for future royalty payments.

Whether the settlement and future reductions in net profits were to be charged to the Trust was decided by an arbitration tribunal on April 21, 2014. Based on that ruling, the settlement (including the new royalty calculation for future royalty payments), now or in the future cannot be charged to the Trust. Additionally, XTO Energy had to reimburse $4,386,396 which represents amounts withheld from the September and October 2012 distributions and $1,985,438 which represents attorney fees, arbitration expenses and interest.

The arbitration award was entered into as a final judgment on December 12, 2014.

In September 2008, a royalty class action lawsuit was filed against XTO Energy styled Wallace B. Roderick Revocable Living Trust, et al. v. XTO Energy Inc. in the District Court of Kearny County, Kansas. The case was removed to federal court in Wichita, Kansas. The plaintiffs allege that XTO Energy has improperly taken post production costs from royalties paid to the plaintiffs from wells located in Kansas, Oklahoma, and Colorado; later reduced to Kansas. The case was certified as a class action in March 2012. XTO Energy filed an appeal of the class certification to the 10th Circuit Court of Appeals on April 11, 2012 which was granted on June 26, 2012. The court reversed the certification of the class and remanded the case back to the trial court for further proceedings. The case was previously stayed pending a final decision from the Kansas Supreme Court on the Fawcett v. OPIK appeal. Following the release of the Fawcett opinion, the Judge in Roderick has ordered new briefing on the pending motions. In its pleadings, the plaintiff has alleged damages in excess of $42.5 million.

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

On August 12, 2013, a demand for arbitration styled Sandra G. Goebel vs. XTO Energy, Inc., Timberland Gathering & Processing Company, Inc. and Bank of America, N.A. was filed with the American Arbitration Association (“AAA”). The claimant, Sandra Goebel, is a unitholder in the Trust and alleged that XTO Energy breached the conveyances by misappropriating funds from the Trust by failing to modify its existing sales contracts with its affiliate Timberland Gathering & Processing Company, Inc. (“Timberland”). Goebel alleged that these contracts did not currently reflect “market rate” terms, and that XTO Energy had a duty to renegotiate the contracts to obtain more favorable terms. The claimant further alleged that Bank of America, N.A. (the previous trustee) breached its fiduciary duty by acquiescing to and facilitating XTO Energy’s alleged self-dealing and concealing information from unitholders that would have revealed XTO Energy’s breaches. The claim also alleged aiding and abetting breach of fiduciary duty by XTO Energy, and disgorgement and unjust enrichment by Timberland. The claimant sought from the respondents damages of an estimated $59.6 million for alleged royalty underpayments, exemplary damages, an accounting by XTO Energy, a declaration, costs, reasonable attorneys’ fees, and pre-judgment and post-judgment interest. Goebel purported to sue on behalf of and for the benefit of the Hugoton Royalty Trust. After dismissal as non-arbitrable, Goebel refiled the matter as a lawsuit styled Sandra G. Goebel vs. XTO Energy, Inc., Timberland Gathering and Processing Company, Inc. and Bank of America, N.A. in Dallas County District Court. Defendants answered with general denials and additionally filed pleas to the jurisdiction, special exceptions, and a plea in abatement challenging, among other things, Goebel’s putative authority to bring claims on behalf of the Trust over the trustee’s objection. On November 13, 2014, the court of appeals granted Defendants’ motion seeking mandamus regarding jurisdiction and special exceptions, and stayed the lawsuit, including all associated discovery, until the court opines on the petition for writ of mandamus. Goebel filed a response to the petition for the writ of mandamus on December 16, 2014 and the Defendants replied on January 13, 2015. The court of appeals conditionally granted the petition for writ of mandamus on July 27, 2015. The appellate court ordered the trial court to dismiss Goebel’s suit against XTO Energy and Timberland. The court also ordered the trial court to dismiss Goebel’s derivative claims against Bank of America. The appellate court will allow Goebel’s individual claims against Bank of America to proceed if she can plead facts to support a cause of action. The appellate court noted that the facts currently pleaded and alleged by Goebel would not support a claim against Bank of America under the terms of the Indenture. If Goebel attempts to assert individual claims against Bank of America, it has informed the Trustee that it will vigorously defend those claims. The parties have 15 days in which to request a rehearing from the court of appeals, which deadline may be subject to extension. Southwest Bank, the current trustee, has not yet been named a party in the case. The trustee will vigorously defend any claims that may be asserted against it. Bank of America has informed the trustee that it believes it has strong defenses to the lawsuit and will vigorously defend its position. The terms of the trust indenture provide that Bank of America and/or the trustee shall be indemnified by the Trust and shall have no liability, other than for fraud, gross negligence or acts or omissions in bad faith as adjudicated by final non-appealable judgment of a court of competent jurisdiction.

The trustee anticipates that the Trust will incur additional legal and other expenses in connection with the Goebel lawsuit. As a result, the trustee reserved $1.6 million from trust distributions for the Goebel litigation, beginning with the September 2013 distribution. The September 2013 through December 2013 distributions each reflected a deduction of $400,000 in connection with such reserve. Additionally, the trustee previously reserved an additional $1.6 million from Trust distributions for Harold Lamb v. Bank of America and XTO Energy Inc., which was dismissed, but that is now a part of the reserve for the Goebel lawsuit. The January 2014 through April 2014 distributions each reflected a deduction of $400,000 in connection with such reserve. As the Goebel lawsuit progresses, the trustee may need to revise the reserve.

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

5.	Excess Costs

	Conveyances
	(Underlying)
	KS	WY	Total
Cumulative excess costs remaining at 12/31/14	$(82,883)	$—	$(82,883)
Excess costs for the quarter ended 3/31/15	(338,668)	(87,082)	(425,750)
Excess costs for the quarter ended 6/30/15	(367,814)	(125,832)	(493,646)

Cumulative excess costs remaining at 6/30/15	$(789,365)	$(212,914)	$(1,002,279)

XTO Energy advised the trustee that decreased gas production and lower gas prices caused costs to exceed revenues by a total of $367,814 ($294,251 net to the Trust) on properties underlying the Kansas net profits interest for the quarter ended June 30, 2015. However, these excess costs did not reduce net proceeds from the remaining conveyance. XTO Energy advised the trustee that increased costs, decreased gas production and lower gas prices caused costs to exceed revenues by a total of $338,668 ($270,934 net to the Trust) on properties underlying the Kansas net profits interest for the quarter ended March 31, 2015. However, these excess costs did not reduce net proceeds from the remaining conveyances.

XTO Energy advised the trustee that lower gas prices caused costs to exceed revenues by a total of $169,990 ($135,992 net to the Trust) on properties underlying the Wyoming net profits interest for the quarter ended June 30, 2015. However, these excess costs did not reduce net proceeds from the remaining conveyance. XTO Energy advised the trustee that increased gas production and decreased costs led to the partial recovery of excess costs, plus accrued interest, of $44,158 ($35,326 net to the Trust) on properties underlying the Wyoming net profits interest for the quarter ended June 30, 2015. XTO Energy advised the trustee that lower gas prices and increased costs caused costs to exceed revenues by a total of $87,082 ($69,666 net to the Trust) on properties underlying the Wyoming net profits interest for the quarter ended March 31, 2015. However, these excess costs did not reduce net proceeds from the remaining conveyance.

Cumulative excess costs for the Kansas and Wyoming conveyances remaining as of June 30, 2015 totaled $1,002,279 ($801,823 net to the Trust).

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

Distributable Income

Quarter

For the quarter ended June 30, 2015, net profits income was $1,463,774, as compared to $16,484,703 for second quarter 2014. This 91% decrease in net profits income is primarily the result of lower oil and gas prices ($11.4 million), the arbitration reimbursement included in 2014 ($4.4 million) and decreased gas production ($1.0 million), partially offset by decreased taxes, transportation and other costs ($0.9 million), decreased development costs ($0.6 million) and excess costs on the Kansas and Wyoming net profits interests in 2015 ($0.4 million). See “Net Profits Income” on the following page.

After adding interest income of $51 and deducting administration expense of $278,105, distributable income for the quarter ended June 30, 2015 was $1,185,720, or $0.029643 per unit of beneficial interest. Administration expense for the quarter increased $1,125,049 as compared to the prior year quarter. Administration expense for the second quarter of 2015 included $100,000, which the trustee reserved for administrative expenses, and administration expense for second quarter 2014 included a reimbursement of $1,470,618 related to the Fankhouser arbitration, partially offset by $400,000 reserved by the trustee for legal expenses regarding the Lamb lawsuit, which is now part of the reserve for the Goebel lawsuit. Interest income for second quarter 2014 included $514,820 related to the arbitration reimbursement. Additional changes in interest income are attributable to fluctuations in net profits income and interest rates.

For second quarter 2014, distributable income was $17,846,840, or $0.446171 per unit. Distributions to unitholders for the quarter ended June 30, 2015 were:

Record Date	Payment Date	Distribution per Unit
April 30, 2015	May 14, 2015	$0.007424
May 29, 2015	June 12, 2015	0.010467
June 30, 2015	July 14, 2015	0.011752

		$0.029643

Six Months

For the six months ended June 30, 2015, net profits income was $5,600,616 compared with $25,775,173 for the same 2014 period. This 78% decrease in net profits income is primarily the result of lower oil and gas prices ($16.1 million), the arbitration reimbursement included in 2014 ($4.4 million) and decreased oil and gas production ($3.4 million), partially offset by decreased development costs ($1.5 million), decreased taxes, transportation and other costs ($1.5 million) and excess costs on the Kansas and Wyoming net profits interests in 2015 ($0.7 million). See “Net Profits Income” on following page.

After adding interest income of $120 and deducting administration expense of $649,016, distributable income for the six months ended June 30, 2015 was $4,951,720, or $0.123793 per unit of beneficial interest. Administration expense for the six months ended June 30, 2015 decreased $144,282 as compared with the same 2014 period. Administration expense for the six months ended June 30, 2015 included $200,000, which the trustee reserved for administrative expenses, and administration expense for the same 2014 period included $1,600,000, which the trustee reserved for legal expenses regarding the Lamb lawsuit, which is now part of the reserve for the Goebel lawsuit, partially offset by reimbursement of $1,470,618 related to the Fankhouser arbitration. Interest income for the six months ended June 30, 2014 included $514,820 related to the arbitration reimbursement. Additional changes in interest income are attributable to fluctuations in net profits income and interest rates. For the six months ended June 30, 2014, distributable income was $25,497,160, or $0.637429 per unit.

Net Profits Income

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

•	oil and gas sales volumes,

•	oil and gas sales prices, and

•	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended June 30 (a)		Increase (Decrease)	Six Months Ended June 30 (a)		Increase (Decrease)
	2015	2014		2015	2014
Sales Volumes
Gas (Mcf) (b)
Underlying properties	3,694,440	4,202,844	(12%)	7,408,890	8,652,045	(14%)
Average per day	41,511	47,223	(12%)	40,933	47,801	(14%)
Net profits interests	457,069	2,662,615	(83%)	1,410,251	4,396,989	(68%)

Oil (Bbls) (b)
Underlying properties	48,597	52,340	(7%)	97,983	107,085	(8%)
Average per day	546	588	(7%)	541	592	(9%)
Net profits interests	8,863	39,036	(77%)	25,425	65,132	(61%)

Average Sales Prices
Gas (per Mcf)	$2.50	$5.25	(52%)	$2.99	$4.78	(37%)
Oil (per Bbl)	$46.84	$98.87	(53%)	$52.46	$95.45	(45%)

Revenues
Gas sales	$9,219,851	$22,053,024	(58%)	$22,128,460	$41,392,432	(47%)
Oil sales	2,276,086	5,174,934	(56%)	5,140,452	10,221,506	(50%)

Total Revenues	11,495,937	27,227,958	(58%)	27,268,912	51,613,938	(47%)

Costs
Taxes, transportation and other	1,587,318	2,761,500	(43%)	3,537,460	5,365,189	(34%)
Production expense	4,874,711	4,961,777	(2%)	10,290,204	10,376,425	(1%)
Development costs (c)	600,000	1,400,000	(57%)	1,200,000	3,100,000	(61%)
Overhead	3,097,837	2,981,797	4%	6,159,874	6,036,352	2%
Excess costs (d)	(493,646)	—	—	(919,396)	—	—
Legal Expense (e)	—	(5,482,995)	—	—	(5,482,995)	—

Total Costs	9,666,220	6,622,079	46%	20,268,142	19,394,971	5%

Net Proceeds	1,829,717	20,605,879	(91%)	7,000,770	32,218,967	(78%)

Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$1,463,774	$16,484,703	(91%)	$5,600,616	$25,775,173	(78%)

(a)	Because of the two-month interval between time of production and receipt of net profits income by the Trust, (1) oil and gas sales for the quarter ended June 30 generally represent production for the period February through April and (2) oil and gas sales for the six months ended June 30 generally represent production for the period November through April.
(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. As product prices change, the Trust’s share of the production volumes is impacted as the quantity of production to cover expenses in reaching the net profits break-even level changes inversely with price. As such, the underlying property production volume changes may not correlate with the Trust’s net profit share of those volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.
(c)	See Note 2 to Condensed Financial Statements.
(d)	See Note 5 to Condensed Financial Statements.
(e)	See Note 4 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from second quarter 2014 to second quarter 2015 and from the first six months of 2014 to the comparable period in 2015:

Sales Volumes

Gas

Gas sales volumes decreased 12% for second quarter and 14% for the six-month period as compared with the same 2014 periods primarily due to repairs and maintenance at a third party gas processing system in the Hugoton area following a force majeure incident and natural production decline.

XTO Energy advised the trustee that repairs and maintenance in first half of 2015 at a third party gas processing system in the Hugoton area following a force majeure incident resulted in decreased underlying gas volumes of approximately 5,000 Mcf per day. XTO Energy was advised by the third party that the repairs and maintenance were completed. However, XTO Energy has received notice that the force majeure is being extended to the processing portion of the third party plant due to an equipment malfunction. The third party was recently able to bypass the plant and take gas; however, the plant is not expected to be able to process gas for NGLs or Helium until at least August 18, 2015. XTO Energy will continue to monitor the situation and assess its options.

XTO Energy currently sells all gas production from its wells attached to the Timberland Gathering System (“TGPC”) in Seward County, Kansas and in Texas and Beaver Counties, Oklahoma to DCP Midstream, L.P. XTO Energy receives 100% of the net value for residue gas based upon the price per MMBtu for the Panhandle Easter Pipe Line Company index. XTO Energy has exercised its contractual right to take in kind and sell its NGLs and helium when the DCP plant is able to process again. Under this contract DCP is entitled to charge a processing fee of $0.25 and a helium processing fee of $0.10 per Delivery Point MMBtu in addition to other deductions such as for fuel and transportation. XTO Energy will sell 100% of the net value for any recovered NGLs to Oneok at Conway pricing as posted by Oil Price Information Services minus an adjusted base differential. XTO Energy will sell the helium to Air Products and Chemicals, Inc. and Air Products Helium, Inc. under a pricing formula based upon the open market crude helium sales price established by the U. S. Bureau of Land Management. TGPC, an affiliate of XTO Energy, provides gathering from the wellhead to DCP’s gathering system for a fee of seventy-five cents $0.75 per Mcf of gas delivered by XTO Energy.

The sales contract with DCP Midstream, L.P. is in force from May 1, 2014 until March 31, 2019, and from year to year thereafter until canceled by either party upon 180 days written notice.

Oil

Oil sales volumes decreased 7% for second quarter and 8% for the six-month period as compared with the same 2014 periods primarily because natural production decline and the timing of cash receipts.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Gas

The second quarter 2015 average gas price was $2.50 per Mcf, a 52% decrease from the second quarter 2014 average gas price of $5.25 per Mcf. For the six-month period, the average gas price decreased 37% to $2.99 per Mcf in 2015 from $4.78 per Mcf in 2014. Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The second quarter 2015 gas price is primarily related to production from February through April 2015, when the average NYMEX price was $2.78 per MMBtu. The average NYMEX price for May and June 2015 was $2.67 per MMBtu. On July 20, 2015, the average NYMEX futures price for the following twelve months was $3.05 per MMBtu.

Oil

The second quarter 2015 average oil price was $46.84 per Bbl, a 53% decrease from the second quarter 2014 average oil price of $98.87 per Bbl. The year-to-date average oil price decreased 45% to $52.46 per Bbl in 2015 from $95.45 per Bbl in 2014. Oil prices are expected to remain volatile. The second quarter 2015 oil price is primarily related to production from February through April 2015, when the average NYMEX price was $50.92 per Bbl. The average NYMEX price for May and June 2015 was $59.71 per Bbl. On July 20, 2015, the average NYMEX futures price for the following twelve months was $52.50 per Bbl.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs decreased 43% for the second quarter primarily because of decreased oil and gas production taxes related to lower oil and gas revenues, partially offset by increased other deductions as a percent of oil and gas revenues. Taxes, transportation and other costs decreased 34% for the six-month period primarily because of decreased oil and gas production taxes related to lower oil and gas revenues, partially offset by increased property taxes related to increased valuations and increased other deductions as a percent of oil and gas revenues.

Development Costs

Development costs deducted in the calculation of net profits income are based primarily on the current level of development expenditures and the development budget. These development costs decreased 57% for the second quarter and 61% for the six-month period.

At December 31, 2014, cumulative budgeted costs deducted exceeded cumulative actual costs by approximately $1.2 million. In calculating net profits income for the quarter ended June 30, 2015, XTO Energy deducted budgeted development costs of $0.6 million for the quarter and $1.2 million for the six-month period. After considering actual development costs of $1.0 million for the quarter and $2.4 million for the six-month period, cumulative budgeted costs deducted exceeded actual costs deducted by approximately $70,761 at June 30, 2015.

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

Overhead

Overhead increased 4% for the quarter and 2% for the six-month period primarily because of the annual rate adjustment based on an industry index.

Legal Expense

As a result of the arbitration ruling, legal expense for the quarter and six-month period ended June 30, 2014 included reimbursement for the amounts withheld from trust proceeds in September and October 2012. See Note 4 to Condensed Financial Statements.

Excess Costs

XTO Energy advised the trustee that decreased gas production and lower gas prices caused costs to exceed revenues by a total of $367,814 ($294,251 net to the Trust) on properties underlying the Kansas net profits interest for the quarter ended June 30, 2015. However, these excess costs did not reduce net proceeds from the remaining conveyance. XTO Energy advised the trustee that increased costs, decreased gas production and lower gas prices caused costs to exceed revenues by a total of $338,668 ($270,934 net to the Trust) on properties underlying the Kansas net profits interest for the quarter ended March 31, 2015. However, these excess costs did not reduce net proceeds from the remaining conveyances.

XTO Energy advised the trustee that lower gas prices caused costs to exceed revenues by a total of $169,990 ($135,992 net to the Trust) on properties underlying the Wyoming net profits interest for the quarter ended June 30, 2015. However, these excess costs did not reduce net proceeds from the remaining conveyance. XTO Energy advised the trustee that increased gas production and decreased costs led to the partial recovery of excess costs, plus accrued interest, of $44,158 ($35,326 net to the Trust) on properties underlying the Wyoming net profits interest for the quarter ended June 30, 2015. XTO Energy advised the trustee that lower gas prices and increased costs caused costs to exceed revenues by a total of $87,082 ($69,666 net to the Trust) on properties underlying the Wyoming net profits interest for the quarter ended March 31, 2015. However, these excess costs did not reduce net proceeds from the remaining conveyance.

Cumulative excess costs for the Kansas and Wyoming conveyances remaining as of June 30, 2015 totaled $1,002,279 ($801,823 net to the Trust).

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

HUGOTON ROYALTY TRUST By SOUTHWEST BANK, TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: August 7, 2015	By	/S/ BETH E. CASTEEL
Beth E. Casteel
Vice President - Upstream Business Services