Form 10-Q
period 2015-09-30
HUGOTON ROYALTY TRUST
filed 2015-11-06
CIK 862022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Outstanding as of October 1, 2015

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED September 30, 2015

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

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at September 30, 2015 and the distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2015 and 2014 have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. The condensed financial statements as of September 30, 2015, and for the three-month and nine-month periods ended September 30, 2015 and 2014 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust and

Southwest Bank, Trustee:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Hugoton Royalty Trust (the “Trust”) as of September 30, 2015, and the related condensed statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2015 and 2014. These interim financial statements are the responsibility of the Trustee.

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

/s/ PricewaterhouseCoopers LLP

Dallas, TX

November 6, 2015

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Cash and short-term investments	$1,925,610	$4,324,131

Net profits interests in oil and gas properties - net (Note 1)	87,322,770	89,596,828

	$89,248,380	$93,920,959

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$309,160	$2,540,320

Legal Reserve	1,366,450	1,783,811

Expense reserve (a)	250,000	—

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	87,322,770	89,596,828

	$89,248,380	$93,920,959

(a)	Expense reserve allows trustee to maintain an estimated three months of administrative expenses on hand should it be unable to pay them out of the net profits income.

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014

Net profits income	$1,584,694	$10,323,706	$7,185,310	$36,098,879

Interest income (a)	46	1,753	166	517,038

Total income	1,584,740	10,325,459	7,185,476	36,615,917

Administration expense (a)	237,500	183,619	886,516	976,917

Distributable income	$1,347,240	$10,141,840	$6,298,960	$35,639,000

Distributable income per unit (40,000,000 units)	$0.033681	$0.253546	$0.157474	$0.890975

(a)	Interest income and administration expense for the nine months ended September 30, 2014, includes a refund of $514,820 and $1,470,618, respectively, related to the arbitration reimbursement. For further information see Note 4 to Condensed Financial Statements.

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014

Trust corpus, beginning of period	$87,937,763	$93,769,084	$89,596,828	$98,854,558

Amortization of net profits interests	(614,993)	(2,201,887)	(2,274,058)	(7,287,361)

Distributable income	1,347,240	10,141,840	6,298,960	35,639,000

Distributions declared	(1,347,240)	(10,141,840)	(6,298,960)	(35,639,000)

Trust corpus, end of period	$87,322,770	$91,567,197	$87,322,770	$91,567,197

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

•	Net profits income is computed separately for each of the three conveyances under which the net profits interests were conveyed to the Trust. If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from the other conveyances.

•	Interest income and distribution payable to unitholders include interest earned on the previous month’s investment.

•	Trust expenses are recorded based on liabilities paid and cash reserves established by the trustee for liabilities and contingencies.

•	Distributions to unitholders are recorded when declared by the trustee.

•	The Trust may dispose of all or part of the net profits interests if approved by a vote of holders of 80% or more of the outstanding trust units, or upon Trust termination. Otherwise, the Trust is required to sell up to 1% of the value of the net profits interests in any calendar year, pursuant to notice from XTO Energy of its desire to sell the related underlying properties. Any sale must be for cash with 80% of the proceeds distributed to the unitholders on the next declared distribution.

•	The trustee routinely reviews the Trust’s net profits interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s net profits interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the net profits interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. In general, the trustee does not view temporarily low prices or margins as a trigger event for conducting the impairment tests. The markets for crude oil and natural gas have a history of significant price volatility. Although prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. There is no impairment of the assets as of September 30, 2015.

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

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the Trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $159,744,181 as of September 30, 2015 and $157,470,123 as of December 31, 2014.

2.	Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Cumulative actual costs under (over) the amount deducted - beginning of period	$70,761	$770,023	$1,242,998	$588,742
Actual costs	(805,965)	(973,150)	(3,178,202)	(3,891,869)
Budgeted costs deducted	700,000	1,200,000	1,900,000	4,300,000

Cumulative actual costs under (over) the amount deducted - end of period	$(35,204)	$996,873	$(35,204)	$996,873

The monthly development cost deduction was $600,000 from the January 2014 distribution through the February 2014 distribution. Due to lower than anticipated actual costs as a result of the timing of cash expenditures, the development cost deduction was decreased to $500,000 beginning with the March 2014 distribution and to $400,000 beginning with the June 2014 distribution and was maintained at that level through the November 2014 distribution. Due to lower than anticipated actual costs as a result of reduced activity and revisions to the 2014 development budget, the development cost deduction was decreased to $200,000 beginning with the December 2014 distribution and was maintained at that level through the August 2015 distribution. Due to the anticipated level of actual costs and the 2015 development budget, the development cost deduction was increased to $300,000 beginning with the September 2015 distribution and is expected to be maintained at that level through the end of 2015. XTO Energy has advised the trustee that total 2015 budgeted development costs for the underlying properties are between $4 million and $6 million. The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. XTO Energy has advised the trustee that this monthly deduction will continue to be evaluated and revised as necessary.

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

XTO Energy settled the Fankhouser v. XTO Energy, Inc. royalty class action lawsuit for $37 million, which included $1.4 million attributable to Kansas claims, which predated the Trust. The settlement was given final approval by the court on October 10, 2012. The settlement also included a new royalty calculation for future royalty payments.

Whether the settlement and future reductions in net profits were to be charged to the Trust was decided by an arbitration tribunal on April 21, 2014. Based on that ruling, the settlement (including the new royalty calculation for future royalty payments), now or in the future cannot be charged to the Trust. Additionally, XTO Energy had to reimburse $4,386,396, which represents amounts withheld from the September and October 2012 distributions and $1,985,438, which represents attorney fees, arbitration expenses and interest.

The arbitration award was entered into as a final judgment on December 12, 2014.

In September 2008, a royalty class action lawsuit was filed against XTO Energy styled Wallace B. Roderick Revocable Living Trust, et al. v. XTO Energy Inc. in the District Court of Kearny County, Kansas. The case was removed to federal court in Wichita, Kansas. The plaintiffs allege that XTO Energy has improperly taken post production costs from royalties paid to the plaintiffs from wells located in Kansas, Oklahoma, and Colorado; later reduced to Kansas. The case was certified as a class action in March 2012. XTO Energy filed an appeal of the class certification to the 10th Circuit Court of Appeals on April 11, 2012, which was granted on June 26, 2012. The court reversed the certification of the class and remanded the case back to the trial court for further proceedings. The case was previously stayed pending a final decision from the Kansas Supreme Court on the Fawcett v. OPIK appeal. Following the release of the Fawcett opinion, the Judge in Roderick has ordered new briefing on the pending motions. In its pleadings, the plaintiff has alleged damages in excess of $42.5 million.

In December 2010, a royalty class action lawsuit was filed against XTO Energy styled Chieftain Royalty Company v. XTO Energy Inc. in Coal County District Court, Oklahoma. XTO Energy removed the case to federal court in the Eastern District of Oklahoma. The plaintiffs allege that XTO Energy wrongfully deducted fees from royalty payments on Oklahoma wells, failed to make diligent efforts to secure the best terms available for the sale of gas and its constituents, and demand an accounting to determine whether they have been fully and fairly paid gas royalty interests. The case was certified as a class action in April 2012. XTO Energy filed an appeal of the class certification to the 10th Circuit Court of Appeals on April 26, 2012, which was granted on June 26, 2012. The court reversed the certification of the class and remanded the case back to the trial court for further proceedings.

XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to these lawsuits and intends to vigorously defend its position. However, XTO Energy has informed the trustee that it is cognizant of other, similar litigation, such as Fankhouser, which is discussed in the Trust’s most recent Form 10-K, and other, unrelated cases against other unrelated entities. As these cases develop, XTO Energy will assess its legal position accordingly. If XTO Energy ultimately makes any settlement payments or receives a judgment against it in Chieftain or Roderick, XTO Energy has advised the trustee that it believes that the terms of the conveyances covering the Trust’s net profits interests require the Trust to bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if the judgment or settlement increases the amount of future payments to royalty owners, XTO Energy has informed the trustee that the Trust would bear its proportionate share of the increased payments through reduced net proceeds. In the event of any such settlement or judgment, the trustee intends to review any claimed reductions in payment to the Trust based on the facts and circumstances of such settlement or judgment. In light of the arbitration tribunal’s decision on the treatment of the Fankhouser settlement, to the extent that the claims in Chieftain or Roderick are similar to those in Fankhouser, the trustee would likely object to such claimed reductions. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the Trust’s financial position or liquidity though it could be material to the Trust’s annual distributable income. Additionally, XTO Energy has advised the trustee that any reductions would result in costs exceeding revenues on the properties underlying the net profit interests of the cases named above, as applicable, for several monthly distributions, depending on the size of the judgment or settlement, if any, and the net proceeds being paid at that time, which would result in the net profits interest being limited until such time that the revenues exceed the costs for those net profit interests. If there is a settlement or judgment and should XTO Energy and the trustee disagree concerning the amount of the settlement or judgment to be charged, if any, against the Trust’s net profits interests, the matter will be resolved by binding arbitration through the American Arbitration Association under the terms of the Indenture creating the Trust.

On August 12, 2013, a demand for arbitration styled Sandra G. Goebel vs. XTO Energy, Inc., Timberland Gathering & Processing Company, Inc. and Bank of America, N.A. was filed with the American Arbitration Association (“AAA”). The claimant, Sandra Goebel, is a unitholder in the Trust and alleged that XTO Energy breached the conveyances by misappropriating funds from the Trust by failing to modify its existing sales contracts with its affiliate Timberland Gathering & Processing Company, Inc. (“Timberland”). Goebel alleged that these contracts did not currently reflect “market rate” terms, and that XTO Energy had a duty to renegotiate the contracts to obtain more favorable terms. The claimant further alleged that Bank of America, N.A. (the previous trustee) breached its fiduciary duty by acquiescing to and facilitating XTO Energy’s alleged self-dealing and concealing information from unitholders that would have revealed XTO Energy’s breaches. The claim also alleged aiding and abetting breach of fiduciary duty by XTO Energy, and disgorgement and unjust enrichment by Timberland. The claimant sought from the respondents damages of an estimated $59.6 million for alleged royalty underpayments, exemplary damages, an accounting by XTO Energy, a declaration, costs, reasonable attorneys’ fees, and pre-judgment and post-judgment interest. Goebel purported to sue on behalf of and for the benefit of the Hugoton Royalty Trust. After dismissal as non-arbitrable, Goebel refiled the matter as a lawsuit styled Sandra G. Goebel vs. XTO Energy, Inc., Timberland Gathering and Processing Company, Inc. and Bank of America, N.A. in Dallas County District Court. Defendants answered with general denials and additionally filed pleas to the jurisdiction, special exceptions, and a plea in abatement challenging, among other things, Goebel’s putative authority to bring claims on behalf of the Trust over the trustee’s objection. On November 13, 2014, the court of appeals granted Defendants’ motion seeking mandamus regarding jurisdiction and special exceptions, and stayed the lawsuit. On July 27, 2015, the court of appeals conditionally granted the petition for writ of mandamus, ordering the trial court to dismiss Goebel’s suit against XTO Energy and Timberland. The court of appeals also ordered the trial court to dismiss Goebel’s derivative claims against Bank of America. The court of appeals noted that the facts currently pleaded and alleged by Goebel would not support a claim against Bank of America under the terms of the Indenture, but ordered the trial court to allow her to re-plead non-derivative claims at her discretion. Pursuant to the court of appeals’ order, the trial court signed an order dismissing XTO and Timberland; Goebel was given 30 days to re-plead her claims in her individual capacity against Bank of America, which expired on September 23, 2015. Goebel failed to re-plead in her individual capacity or otherwise and on October 12, 2015, the trial court dismissed her claims against Bank of America with prejudice. Goebel has until November 12, 2015, to appeal this final judgment. The terms of the trust Indenture provide that Bank of America and/or the trustee shall be indemnified by the Trust and shall have no liability, other than for fraud, gross negligence or acts or omissions in bad faith as adjudicated by final non-appealable judgment of a court of competent jurisdiction.

The trustee anticipates that the Trust may incur additional legal and other expenses in connection with the Goebel lawsuit. As a result, the trustee reserved $1.6 million from trust distributions for the Goebel litigation, beginning with the September 2013 distribution. The September 2013 through December 2013 distributions each reflected a deduction of $400,000 in connection with such reserve. Additionally, the trustee previously reserved an additional $1.6 million from Trust distributions for Harold Lamb v. Bank of America and XTO Energy Inc., which was dismissed, but that is now a part of the reserve for the Goebel lawsuit. The January 2014 through April 2014 distributions each reflected a deduction of $400,000 in connection with such reserve.

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

5.	Excess Costs

		Conveyances
		(Underlying)
	KS	WY	Total

Cumulative excess costs remaining at 12/31/14	$(82,883)	$—	$(82,883)
Net excess costs for the quarter ended 3/31/15	(338,668)	(87,082)	(425,750)
Net excess costs for the quarter ended 6/30/15	(367,814)	(125,832)	(493,646)
Net excess costs for the quarter ended 9/30/15	(261,030)	(80,974)	(342,004)

Cumulative excess costs remaining at 9/30/15	$(1,050,395)	$(293,888)	$(1,344,283)

XTO Energy advised the trustee that lower gas prices caused costs to exceed revenues by a total of $261,030 ($208,824 net to the Trust) on properties underlying the Kansas net profits interest for the quarter ended September 30, 2015. XTO Energy advised the trustee that decreased gas production and lower gas prices caused costs to exceed revenues by a total of $367,814 ($294,251 net to the Trust) on properties underlying the Kansas net profits interest for the quarter ended June 30, 2015. XTO Energy advised the trustee that increased costs, decreased gas production and lower gas prices caused costs to exceed revenues by a total of $338,668 ($270,934 net to the Trust) on properties underlying the Kansas net profits interest for the quarter ended March 31, 2015. However, these excess costs did not reduce net proceeds from the remaining conveyances.

XTO Energy advised the trustee that lower gas prices and increased costs caused costs to exceed revenues by a total of $81,474 ($65,179 net to the Trust) on properties underlying the Wyoming net profits interest for the quarter ended September 30, 2015. XTO Energy advised the trustee that decreased costs led to the partial recovery of excess costs, plus accrued interest, of $500 ($400 net to the Trust) on properties underlying the Wyoming net profits interest for the quarter ended September 30, 2015. XTO Energy advised the trustee that lower gas prices caused costs to exceed revenues by a total of $169,990 ($135,992 net to the Trust) on properties underlying the Wyoming net profits interest for the quarter ended June 30, 2015. XTO Energy advised the trustee that increased gas production and decreased costs led to the partial recovery of excess costs, plus accrued interest, of $44,158 ($35,326 net to the Trust) on properties underlying the Wyoming net profits interest for the quarter ended June 30, 2015. XTO Energy advised the trustee that lower gas prices and increased costs caused costs to exceed revenues by a total of $87,082 ($69,666 net to the Trust) on properties underlying the Wyoming net profits interest for the quarter ended March 31, 2015. However, these excess costs did not reduce net proceeds from the remaining conveyances.

Cumulative excess costs for the Kansas and Wyoming conveyances remaining as of September 30, 2015 totaled $1,344,283 ($1,075,426 net to the Trust).

6.	Other

XTO Energy advised the trustee that the February 2015 distribution included a one-time prior period adjustment for the recoupment of natural gas liquids revenue from the Trust in the amount of $353,069 ($282,455 net to the Trust), which was deducted from net proceeds for the first quarter of 2015.

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

Distributable Income

Quarter

For the quarter ended September 30, 2015, net profits income was $1,584,694, as compared to $10,323,706 for third quarter 2014. This 85% decrease in net profits income is primarily the result of lower oil and gas prices ($10.0 million), partially offset by decreased taxes, transportation and other costs ($0.6 million), decreased development costs ($0.4 million) and excess costs on the Kansas and Wyoming net profits interests in 2015 ($0.3 million). See “Net Profits Income” on the following page.

After adding interest income of $46 and deducting administration expense of $237,500, distributable income for the quarter ended September 30, 2015 was $1,347,240, or $0.033681 per unit of beneficial interest. Administration expense for the quarter increased $53,881 as compared to the prior year quarter. Administration expense for the quarter ended September 30, 2015 included $50,000, reserved by the trustee for administrative expenses. For third quarter 2014, distributable income was $10,141,840, or $0.253546 per unit. Distributions to unitholders for the quarter ended September 30, 2015 were:

Record Date	Payment Date	Distribution per Unit
July 31, 2015	August 14, 2015	$0.007331
August 31, 2015	September 15, 2015	0.018621
September 30, 2015	October 15, 2015	0.007729

		$0.033681

Nine Months

For the nine months ended September 30, 2015, net profits income was $7,185,310 compared with $36,098,879 for the same 2014 period. This 80% decrease in net profits income is primarily the result of lower oil and gas prices ($26.3 million), the arbitration reimbursement included in 2014 ($4.4 million) and decreased oil and gas production ($3.5 million), partially offset by decreased taxes, transportation and other costs ($2.1 million), decreased development costs ($1.9 million), and excess costs on the Kansas and Wyoming net profits interests in 2015 ($1.0 million). See “Net Profits Income” on the following page.

After adding interest income of $166 and deducting administration expense of $886,516, distributable income for the nine months ended September 30, 2015 was $6,298,960, or $0.157474 per unit of beneficial interest. Administration expense for the nine months ended September 30, 2015 decreased $90,401 as compared with the same 2014 period. Administration expense for the nine months ended September 30, 2015 included $250,000, reserved by the trustee for administrative expenses, and administration expense for the same 2014 period included $1,600,000, reserved by the trustee for legal expenses regarding the Lamb lawsuit, which is now part of the reserve for the Goebel lawsuit, partially offset by reimbursement of $1,470,618 related to the Fankhouser arbitration. Interest income for the nine months ended September 30, 2014 included $514,820 related to the arbitration reimbursement. Additional changes in interest income are attributable to fluctuations in net profits income and interest rates. For the nine months ended September 30, 2014, distributable income was $35,639,000, or $0.890975 per unit.

Net Profits Income

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

•	oil and gas sales volumes,

•	oil and gas sales prices, and

•	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months			Nine Months
	Ended September 30 (a)		Increase	Ended September 30 (a)		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	4,203,893	4,378,913	(4%)	11,612,783	13,030,958	(11%)
Average per day	45,694	47,597	(4%)	42,538	47,732	(11%)
Net profits interests	522,782	1,903,797	(73%)	1,933,033	6,300,786	(69%)

Oil (Bbls) (b)
Underlying properties	50,113	48,356	4%	148,096	155,441	(5%)
Average per day	545	526	4%	542	569	(5%)
Net profits interests	9,553	23,661	(60%)	34,978	88,793	(61%)

Average Sales Prices
Gas (per Mcf)	$2.40	$4.72	(49%)	$2.77	$4.76	(42%)
Oil (per Bbl)	$52.80	$101.01	(48%)	$52.58	$97.18	(46%)

Revenues
Gas sales	$10,078,298	$20,684,454	(51%)	$32,206,758	$62,076,886	(48%)
Oil sales	2,645,986	4,884,414	(46%)	7,786,438	15,105,920	(48%)

Total Revenues	12,724,284	25,568,868	(50%)	39,993,196	77,182,806	(48%)

Costs
Taxes, transportation and other	1,959,711	2,698,851	(27%)	5,497,171	8,064,040	(32%)
Production expense	5,239,560	5,709,399	(8%)	15,529,764	16,085,824	(3%)
Development costs (c)	700,000	1,200,000	(42%)	1,900,000	4,300,000	(56%)
Overhead	3,186,149	3,055,986	4%	9,346,023	9,092,338	3%
Excess costs (e)	(342,004)	—	—	(1,261,400)	—	—
Legal expense (d)	—	—	—	—	(5,482,995)	(100%)

Total Costs	10,743,416	12,664,236	(15%)	31,011,558	32,059,207	(3%)

Net Proceeds	1,980,868	12,904,632	(85%)	8,981,638	45,123,599	(80%)

Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$1,584,694	$10,323,706	(85%)	$7,185,310	$36,098,879	(80%)

(a)	Because of the two-month interval between time of production and receipt of net profits income by the trust, (1) oil and gas sales for the quarter ended September 30 generally represent production for the period May through July and (2) oil and gas sales for the nine months ended September 30 generally represent production for the period November through July.
(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. As product prices change, the Trust’s share of the production volumes is impacted as the quantity of production to cover expenses in reaching the net profits break-even level changes inversely with price. As such, the underlying property production volume changes may not correlate with the Trust’s net profit share of those volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.
(c)	See Note 2 to Condensed Financial Statements.
(d)	See Note 4 to Condensed Financial Statements.
(e)	See Note 5 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from third quarter 2014 to third quarter 2015 and from the first nine months of 2014 to the comparable period in 2015:

Sales Volumes

Gas

Gas sales volumes decreased 4% for the third quarter as compared to the same 2014 period primarily because of natural production decline. Gas sales volumes decreased 11% for the nine-month period as compared with the same 2014 period primarily due to repairs and maintenance at a third party gas processing system in the Hugoton area following a force majeure incident and natural production decline.

XTO Energy advised the trustee that repairs and maintenance in the first half of 2015 at a third party gas processing system in the Hugoton area following a force majeure incident resulted in decreased underlying gas volumes of approximately 5,000 Mcf per day. XTO Energy was advised by the third party that the repairs and maintenance were completed. However, XTO Energy has received notice that the force majeure is being extended to the processing portion of the third party plant due to an equipment malfunction. The third party was able to bypass the plant and take gas; however, the plant has not been able to process gas for NGLs or Helium. XTO received notice that the plant returned to full capacity at the end of October 2015. XTO Energy will continue to monitor the situation and assess its options.

Oil

Oil sales volumes increased 4% for the third quarter of 2015 as compared with the same 2014 period primarily because of the timing of cash receipts, partially offset by natural production decline. Oil sales volumes decreased 5% for the first nine months of 2015 as compared with the same 2014 period primarily because of natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Gas

The third quarter 2015 average gas price was $2.40 per Mcf, a 49% decrease from the third quarter 2014 average gas price of $4.72 per Mcf. For the nine-month period, the average gas price decreased 42% to $2.77 per Mcf in 2015 from $4.76 per Mcf in 2014. Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The third quarter 2015 gas price is primarily related to production from May through July 2015, when the average NYMEX price was $2.70 per MMBtu. The average NYMEX price for August and September 2015 was $2.76 per MMBtu. At October 21, 2015, the average NYMEX futures price for the following twelve months was $2.68 per MMBtu.

Oil

The third quarter 2015 average oil price was $52.80 per Bbl, a 48% decrease from the third quarter 2014 average oil price of $101.01 per Bbl. The year-to-date average oil price decreased 46% to $52.58 per Bbl in 2015 from $97.18 per Bbl in 2014. Oil prices are expected to remain volatile. The third quarter 2015 oil price is primarily related to production from May through July 2015, when the average NYMEX price was $56.89 per Bbl. The average NYMEX price for August and September 2015 was $44.59 per Bbl. At October 21, 2015, the average NYMEX futures price for the following twelve months was $48.31 per Bbl.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs decreased 27% for the third quarter and 32% for the nine-month period primarily because of decreased oil and gas production taxes related to lower oil and gas revenues, partially offset by increased property taxes related to increased valuations and increased other deductions as a percent of oil and gas revenues.

Production Expense

Production expense decreased 8% for the third quarter primarily because of decreased repairs and maintenance, water disposal, compressor rental and fuel costs, partially offset by increased labor and environmental costs. Production expense decreased 3% for the nine-month period primarily because of decreased repairs and maintenance, water disposal and fuel costs, partially offset by increased labor and environmental costs.

Development Costs

Development costs deducted in the calculation of net profits income are based on the current level of development expenditures and the development budget. These development costs decreased 42% for the third quarter and 56% for the nine-month period.

As of December 31, 2014, cumulative budgeted costs deducted exceeded cumulative actual costs by approximately $1.2 million. In calculating net profits income for the quarter ended September 30, 2015, XTO Energy deducted budgeted development costs of $0.7 million for the quarter and $1.9 million for the nine-month period. After considering actual development costs of $0.8 million for the quarter and $3.2 million for the nine-month period, cumulative actual costs exceeded cumulative budgeted costs by approximately $35,204 at September 30, 2015.

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

Overhead

Overhead increased 4% for the third quarter and 3% for the nine-month period primarily because of the annual rate adjustment based on an industry index.

Legal Expense

As a result of the arbitration ruling, legal expense for the nine-month period ended September 30, 2014 included reimbursement for the amounts withheld from trust proceeds in September and October 2012. See Note 4 to Condensed Financial Statements.

Excess Costs

XTO Energy advised the trustee that lower gas prices caused costs to exceed revenues by a total of $261,030 ($208,824 net to the Trust) on properties underlying the Kansas net profits interest for the quarter ended September 30, 2015. XTO Energy advised the trustee that decreased gas production and lower gas prices caused costs to exceed revenues by a total of $367,814 ($294,251 net to the Trust) on properties underlying the Kansas net profits interest for the quarter ended June 30, 2015. XTO Energy advised the trustee that increased costs, decreased gas production and lower gas prices caused costs to exceed revenues by a total of $338,668 ($270,934 net to the Trust) on properties underlying the Kansas net profits interest for the quarter ended March 31, 2015. However, these excess costs did not reduce net proceeds from the remaining conveyances.

XTO Energy advised the trustee that lower gas prices and increased costs caused costs to exceed revenues by a total of $81,474 ($65,179 net to the Trust) on properties underlying the Wyoming net profits interest for the quarter ended September 30, 2015. XTO Energy advised the trustee that decreased costs led to the partial recovery of excess costs, plus accrued interest, of $500 ($400 net to the Trust) on properties underlying the Wyoming net profits interest for the quarter ended September 30, 2015. XTO Energy advised the trustee that lower gas prices caused costs to exceed revenues by a total of $169,990 ($135,992 net to the Trust) on properties underlying the Wyoming net profits interest for the quarter ended June 30, 2015. XTO Energy advised the trustee that increased gas production and decreased costs led to the partial recovery of excess costs, plus accrued interest, of $44,158 ($35,326 net to the Trust) on properties underlying the Wyoming net profits interest for the quarter ended June 30, 2015. XTO Energy advised the trustee that lower gas prices and increased costs caused costs to exceed revenues by a total of $87,082 ($69,666 net to the Trust) on properties underlying the Wyoming net profits interest for the quarter ended March 31, 2015. However, these excess costs did not reduce net proceeds from the remaining conveyances.

Cumulative excess costs for the Kansas and Wyoming conveyances remaining as of September 30, 2015 totaled $1,344,283 ($1,075,426 net to the Trust).

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

HUGOTON ROYALTY TRUST
By SOUTHWEST BANK, TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: November 6, 2015	By	/S/ BETH E. CASTEEL
Beth E. Casteel
Vice President - Upstream Business Services