Form 10-K
period 2015-12-31
HUGOTON ROYALTY TRUST
filed 2016-03-11
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015	Commission file number 1-10476

Hugoton Royalty Trust

(Exact name of registrant as specified in the Hugoton Royalty Trust Indenture)

Texas	58-6379215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Southwest Bank
Trustee
P.O. Box 962020
Fort Worth, Texas	76162-2020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (855) 588-7839

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units of Beneficial Interest	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

The aggregate market value of the units of beneficial interest of the trust, based on the closing price on the New York Stock Exchange as of June 30, 2015 (the last business day of its most recently completed second fiscal quarter), held by non-affiliates of the registrant on that date was approximately $140 million.

At February 15, 2016, there were 40,000,000 units of beneficial interest of the Trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below is the only document parts of which are incorporated herein by reference and the parts of this report into which the document is incorporated:

None

HUGOTON ROYALTY TRUST

2015 ANNUAL REPORT ON FORM 10-K

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

Costs exceeded revenues on properties underlying the Kansas net profits interests for January 2015 through September 2015, November 2015, December 2015 and November 2014, and on properties underlying the Wyoming net profits interests for March 2015 through May 2015, July 2015 and September 2015 through December 2015. For further information on excess costs, see Trustee’s Discussion and Analysis of Financial Condition and Results of Operations, under Item 7.

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

Approximately 76% of the net profits income received by the Trust during 2015, as well as 78% of the estimated proved reserves of the net profits interests at December 31, 2015 (based on estimated future net cash flows using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period), is attributable to natural gas. There has historically been a greater demand for gas during the winter months than the rest of the year. Otherwise, trust income generally is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The Trust conducts no research activities.

The oil and gas industry is highly competitive in all its phases. Operators of the properties in which the Trust holds interests encounter competition from other oil and gas companies and from individual producers and operators. Oil and natural gas are commodities, for which market prices are determined by external supply and demand factors.

The oil and gas industry has been challenged throughout 2015 with abundance of crude oil and natural gas supplies causing commodity prices to decrease. However, current market conditions are not necessarily indicative of future conditions.

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

The trust’s monthly cash distributions are highly dependent upon the prices realized from the sale of natural gas and, to a lesser extent, oil. Oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and XTO Energy. Factors that contribute to price fluctuations include instability in oil-producing regions, worldwide economic conditions, weather conditions, the supply and price of domestic and foreign oil, natural gas and natural gas liquids, consumer demand, the price and availability of alternative fuels, the proximity to, and capacity of, transportation facilities and the effect of worldwide energy conservation measures. Moreover, government regulations, such as regulation of natural gas transportation and price controls, can affect product prices. A significant decline in oil or natural gas prices could have a material adverse effect on the amount of oil and natural gas that is economic to produce, Trust net profits (and therefore cash available for distribution to unitholders) and proved reserves attributable to the Trust’s interests. The volatility of energy prices reduces the predictability of future cash distributions to trust unitholders.

Higher production expense and/or development costs, without concurrent increases in revenue, will directly decrease the net proceeds payable to the trust. Certain claimed production expenses by XTO Energy may reduce or eliminate distributions to unitholders for extended periods of time.

Production expense and development costs are deducted in the calculation of the trust’s share of net proceeds. Accordingly, higher or lower production expense and development costs, without concurrent changes in revenue, will directly decrease or increase the amount received by the trust. If development costs and production expense for underlying properties in a particular state exceed the production proceeds from the properties (as was the case with respect to the properties underlying the Kansas net profits interests for January 2015 through September 2015, November 2015, December 2015 and November 2014, and the Wyoming net profits interests for March 2015 through May 2015, July 2015 and September 2015 through December 2015), the Trust will not receive net proceeds for those properties until future proceeds from production in that state exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs.

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

The Trust does not lend money and has limited ability to borrow money, which the trustee believes limits the trust’s risk from the currently tight credit markets. The trust’s future royalty income, however, may be subject to risks relating to the creditworthiness of the operators of the underlying properties and other purchasers of crude oil and natural gas produced from the underlying properties. This creditworthiness may be impacted by the price of crude oil and natural gas.

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

The net proceeds payable to the Trust are derived from the sale of hydrocarbons from depleting assets. Future maintenance and development projects on the underlying properties will affect the quantity of proved reserves and can offset the reduction in the depletion of proved reserves. The timing and size of these projects will depend on the market prices of oil and natural gas. If the operator(s) of the properties do not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently expected by the trust. Because the net proceeds payable to the Trust are derived from the sale of hydrocarbons from depleting assets, the portion of distributions to unitholders attributable to depletion may be considered a return on capital as opposed to a return on investment. Distributions that are a return of capital will ultimately diminish the depletion tax benefits available to the unitholders, which could reduce the market value of the units over time. Eventually, the properties underlying the trust’s net profits interest will cease to produce in commercial quantities and the Trust will, therefore, cease to receive any net proceeds therefrom.

Terrorism and geopolitical hostilities could adversely affect trust distributions or the market price of the Trust units.

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

The net profits interests can be sold and the Trust would be terminated. The Trust will also be terminated if it fails to generate sufficient gross proceeds.

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

Drilling oil and natural gas wells involves numerous risks, including the risk that commercially productive oil and natural gas reservoirs are not encountered. The presence of unanticipated pressures or irregularities in formations, miscalculations or accidents may cause drilling activities to be unsuccessful. In addition, there is often uncertainty as to the future cost or timing of drilling, completing and operating wells. Further, development activities may be curtailed, delayed or canceled as a result of a variety of factors, including:

•	continued low oil or natural gas prices;
•	unexpected drilling conditions;
•	title problems;
•	restricted access to land for drilling or laying pipeline;
•	pressure or irregularities in formations;
•	equipment failures or accidents;
•	adverse weather conditions; and
•	costs of, or shortages or delays in the availability of, drilling rigs, tubular materials and equipment.

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

Extensive federal, state and local regulation of the oil and natural gas industry significantly affects operations on the underlying properties. In particular, oil and natural gas development and production are subject to stringent environmental regulations. These regulations have increased the costs of planning, designing, drilling, installing, operating and abandoning oil and natural gas wells and other related facilities, which costs could reduce net proceeds payable to the Trust and trust distributions. These regulations may become more demanding in the future. See “Regulation” on pp. 13-14 and “Greenhouse Gas Emissions and Climate Change Regulations” on p. 23.

Item 1B. Unresolved Staff Comments

As of December 31, 2015, the Trust did not have any unresolved Securities and Exchange Commission staff comments.

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

The underlying properties are predominantly gas-producing properties with established production histories in the Hugoton area of Oklahoma and Kansas, the Anadarko Basin of Oklahoma and the Green River Basin of Wyoming. The average reserve-to-production index for the underlying properties as of December 31, 2015 is approximately 8 years. This index is calculated using total proved reserves and estimated 2016 production for the underlying properties. The projected 2016 production is from proved developed producing reserves as of December 31, 2015. Based on estimated future net cash flows at 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, the proved reserves of the underlying properties are approximately 80% natural gas and 20% oil. XTO Energy operates approximately 95% of the underlying properties.

Because the underlying properties are working interests, production expense, development costs and overhead are deducted in calculating net profits income. As a result, net profits income is affected by the level of maintenance and development activity on the underlying properties. See Trustee’s Discussion and Analysis of Financial Condition and Results of Operations, under Item 7. Total 2015 development costs deducted for the underlying properties were $2.8 million, a decrease of 47% from the prior year. XTO Energy has informed the trustee that total 2016 budgeted development costs for the underlying properties are between $3 million and $5 million. Changes in oil or natural gas prices could impact future development plans on the underlying properties.

Significant Properties

Hugoton Area

Natural gas was discovered in the Hugoton area in 1922. With an estimated five million productive acres covering parts of Texas, Oklahoma and Kansas, the Hugoton area is one of the largest domestic natural gas producing areas. During 2015, daily sales volumes from the underlying properties in the Hugoton area averaged approximately 10,500 Mcf of gas and 35 Bbls of oil.

Most of the production from the underlying properties in the Hugoton area is from the Chase formation. XTO Energy has informed the trustee that it has begun to develop other formations that underlie the 79,500 net acres held by production by the Chase formation wells, which include the Council Grove, Morrow, Chester and St. Louis formations. These formations are characterized by both oil and gas production from a variety of structural and stratigraphic traps. Prior to 2011, XTO Energy drilled wells to these formations and plans to continue this development program sometime in the future.

Within this area, XTO Energy did not drill any wells but did perform 10 workovers in 2015. XTO Energy has informed the trustee that it does not plan to drill any new wells but may perform up to 13 workovers during 2016.

XTO Energy’s future development plans for the underlying properties in the Hugoton area include:

•	additional compression to lower line pressures,
•	installing artificial lift,
•	opening new producing zones in existing wells,
•	restimulating producing intervals in existing wells utilizing new technology,
•	deepening existing wells to new producing zones, and
•	future drilling of additional wells.

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

XTO Energy advised the trustee that Timberland permanently shut down the processing portion of its facilities as of May 1, 2014 due to reliability issues. XTO Energy then advised the trustee that Timberland believed that investments and repairs were not economically feasible; however, Timberland continued to gather and compress gas from the Hugoton area. Effective May 1, 2014, XTO Energy entered into a gas sales and processing contract with DCP Midstream, L.P. to process all gas production from its wells attached to the Timberland Gathering System in Seward County, Kansas and in Texas and Beaver Counties, Oklahoma. The system collects the majority of its throughput from underlying properties, which XTO Energy has advised the trustee, in recent months, has been approximately 11,000 Mcf per day. XTO Energy receives 100% of the net value for residue gas based upon a price per MMBtu of Panhandle Eastern Pipe Line Company index. XTO Energy has exercised its contractual right to take in kind and sell its NGLs and helium when the DCP plant started processing again. Under this contract DCP is entitled to charge a processing fee of $0.25 and a helium processing fee of $0.10 per Delivery Point MMBtu in addition to other deductions such as for fuel and transportation. XTO Energy will sell 100% of the net value for any recovered NGLs to Oneok at Conway pricing as posted by Oil Price Information Services minus an adjusted base differential. XTO Energy will sell the helium to Air Products and Chemicals, Inc. and Air Products Helium, Inc. under a pricing formula based upon the open market crude helium sales price established by the U. S. Bureau of Land Management. Timberland, an affiliate of XTO Energy, provides gathering from the wellhead to DCP’s gathering system for a fee of $0.75 per Mcf of gas delivered by XTO Energy. The sales contract with DCP Midstream, L.P. is in force from May 1, 2014 until March 31, 2019, and from year to year thereafter until canceled by either party upon 180 days written notice.

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

Anadarko Basin

Oil and gas accumulations were discovered in the Anadarko Basin of western Oklahoma in 1945. XTO Energy is one of the largest producers in the Ringwood, Northwest Okeene and Cheyenne Valley fields of Major County, the Northeast Cedardale field of Woodward County and the Elk City field of Beckham County, the principal producing regions of the underlying properties in the Anadarko Basin. Daily sales volumes from the underlying properties in the Anadarko Basin averaged 20,200 Mcf of gas and 475 Bbls of oil in 2015.

The fields in the Major County area are characterized by oil and gas production from a variety of structural and stratigraphic traps. Productive zones include the Oswego, Red Fork, Inola, Chester, Manning, Mississippian, Hunton and Arbuckle formations. Within this area, XTO Energy did not drill any wells but did perform 25 workovers in 2015. XTO Energy has informed the trustee that it does not plan to drill any new wells but may perform up to 25 workovers in Major County during 2016.

The fields within Woodward County are characterized primarily by gas production from a variety of structural and stratigraphic traps. Productive zones include the Cottage Grove, Oswego, Chester and Mississippian formations. Within this area, XTO Energy did not drill any wells but did perform 5 workovers in 2015. XTO Energy has informed the trustee that it does not plan to drill any new wells but may perform up to 5 workovers in Woodward County during 2016.

The Elk City field on the eastern edge of Beckham County produces oil and gas from a structural anticline with stratigraphic trapping features. Production zones include the Hoxbar, Atoka and Morrow formations. Within this area, XTO Energy did not drill any wells but did perform 6 workovers in 2015. XTO Energy has informed the trustee that it does not plan to drill any new wells but may perform up to 5 workovers within the Elk City field during 2016.

XTO Energy plans to further develop the underlying properties in the Anadarko Basin primarily through:

•	mechanical stimulation of existing wells,
•	installing artificial lift,
•	opening new producing zones in existing wells,
•	deepening existing wells to new producing zones, and
•	future drilling of additional wells.

A gathering subsidiary of XTO Energy operates a 300-mile gathering system and pipeline in the Major County area. The gathering subsidiary and a third-party processor purchase natural gas produced at the wellhead from XTO Energy and other producers in the area under various agreements, most of which were entered into in the 1960’s and 1970’s, and which include life-of-production terms such that the contracts will continue until there is no further production from the underlying properties, unless the production declines so that it is no longer economical to take the gas. The gathering subsidiary and the third-party processor are required to take certain minimum volumes of the gas produced but have been taking all of the volumes produced for over ten years. The gathering subsidiary gathers and transports the gas to a third-party processor, which processes the gas and pays XTO Energy and other producers for at least 50% of the liquids processed based upon a weighted average sales price less transportation charges, which price may vary in the event of inadequate markets. After the gas is processed, the gathering subsidiary transports the gas via a residue pipeline to a connection with an interstate pipeline. The gathering subsidiary sells the residue gas to the marketing subsidiary of XTO Energy based upon a weighted average price, which price will vary monthly based upon market conditions. The gathering subsidiary pays this price to XTO Energy less a compression and gathering fee of approximately $0.31 per Mcf of residue gas. This gathering fee was previously approved by the Federal Energy Regulatory Commission when the gathering subsidiary was regulated and is unlikely to change. During 2015, the gathering system collected approximately 9,000 Mcf per day, approximately 50% of which XTO Energy operates. Estimated capacity of the gathering system is 24,000 Mcf per day. The gathering subsidiary also provides contract operating services to properties in Woodward County, collecting approximately 5,000 Mcf per day, for an average fee of approximately $0.11 per Mcf. The fee is subject to an annual price renegotiation under which either party can request that the price provided under the contract be renegotiated. The contract continues on a yearly basis, and it is subject to termination upon written notice prior to its annual renewal or in the event the parties fail to agree upon a pricing renegotiation. XTO Energy also sells gas directly to its marketing subsidiary under a month-to-month contract, which then sells the gas to third parties. The price paid to XTO Energy is based upon the weighted average price of several published indices, which price varies upon market conditions but does not include a deduction for any marketing fees. The price paid by the marketing affiliate includes a deduction for any transportation fees charged by the third party. Neither party has a firm obligation to sell or purchase any specific minimum quantity of gas.

Green River Basin

The Green River Basin is located in southwestern Wyoming. Natural gas was discovered in the Fontenelle field of the Green River Basin in the early 1970’s. The producing reservoirs are the Frontier, Baxter and Dakota sandstones.

Daily 2015 sales volumes from the underlying properties in the Fontenelle field averaged 12,400 Mcf of natural gas and 23 Bbls of oil. XTO Energy did not drill any wells or perform any workovers in the Green River Basin in 2015. XTO Energy has advised the trustee that it does not plan to drill any new wells or perform any workovers in the Green River Basin during 2016. XTO Energy has advised the trustee that it is continuing its efforts to reduce pipeline pressure which has shown potential for increasing production and extending field life in the Fontenelle Field.

Potential development activities for the underlying properties in this area include:

•	installing artificial lift,
•	restimulating producing intervals utilizing new technology,
•	additional compression to lower line pressures, and
•	opening new producing zones in existing wells.

XTO Energy markets the gas produced from the Fontenelle field and nearby properties under various marketing arrangements. Under the agreement covering the majority of the gas sold, XTO Energy compresses the gas on the lease, transports it off the lease and compresses the gas again prior to entry into the gas plant pipeline. The pipeline transports the gas to the gas plant, where the gas is processed, then redelivered to XTO Energy. The owner of the gas plant and related pipeline charges XTO Energy for operational fuel and processing and has agreed to accept certain volumes, which amounts can be adjusted by the owner. The owner may be able to cease taking volumes if it has valid unaddressed concerns regarding the creditworthiness of XTO Energy. In 2015, the fuel charge was 2.53% of the volumes produced and the processing fee was approximately $0.11 per MMBtu. These charges are adjusted annually based upon a published governmental economic index, and the contract renews on a year-to-year basis. XTO Energy transports and sells this gas directly to the markets based on a spot sales price on a month-to-month term, and the volumes to be sold are generally determined upon a monthly basis. These contracts may be terminated by either party if there are credit issues with the other party. The gas not sold under the above arrangement may be gathered and sold under a similar arrangement on a month-to-month term where the fee is approximately $0.19 per MMBtu and is adjusted annually. The amount of gas that the gatherer is required to gather is limited to certain maximum volumes, and the gatherer may be able to cease taking volumes if it has valid unaddressed concerns regarding the creditworthiness of XTO Energy. Alternatively, the gas may be sold under a contract where XTO Energy directly sells the gas to a third party on the lease at an adjusted index price, which price varies upon market conditions. The contract continues on a month-to-month basis, and the buyer is obligated to make a good faith effort to purchase a minimum 90% of the gas nominated by buyer for purchase. Condensate is sold to an independent third party at market rates on a month-to-month basis. The purchaser accepts all condensate delivered at the lease, but either party may suspend performance of the contract if there are credit issues with the other party.

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

The underlying properties are interests in developed properties located primarily in gas producing regions of Kansas, Oklahoma and Wyoming. The following is a summary of the approximate producing acreage of the underlying properties at December 31, 2015. Undeveloped acreage is not significant.

	Gross	Net
Hugoton Area	208,703	195,355
Anadarko Basin	166,401	129,698
Green River Basin	35,237	26,190

Total	410,341	351,243

The following is a summary of the producing wells on the underlying properties as of December 31, 2015:

	Operated Wells		Nonoperated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Gas	1,183.0	1,048.0	265.0	58.1	1,448.0	1,106.1
Oil	42.0	38.9	4.0	0.9	46.0	39.8

Total	1,225.0	1,086.9	269.0	59.0	1,494.0	1,145.9

The following is a summary of the number of wells drilled on the underlying properties during the years indicated. During 2015, 2014 and 2013 no exploratory wells were drilled on the underlying properties. There were no wells in process of drilling at December 31, 2015.

	2015		2014		2013
	Gross	Net	Gross	Net	Gross	Net
Completed gas wells	—	—	—	—	—	—
Completed oil wells	—	—	—	—	—	—
Dry wells	—	—	—	—	—	—

Total(a)	—	—	—	—	—	—

(a)	Included in totals are zero wells in 2015, 2014 and 2013 drilled on nonoperated interests.

Estimated Proved Reserves and Future Net Cash Flows

The following are proved reserves of the underlying properties, as estimated by independent engineers, and proved reserves and future net cash flows from proved reserves of the net profits interests, based on an allocation of these reserves, at December 31, 2015:

	Underlying Properties		Net Profits Interests
	Proved Reserves(a)		Proved Reserves(a)(b)		Future Net Cash Flows from Proved Reserves(a)(c)
	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
					Undiscounted	Discounted
(in thousands)
Oklahoma	75,098	1,126	11,437	172	$29,566	$19,378
Wyoming	21,100	30	2,023	3	3,968	2,999
Kansas	7,764	30	1,027	4	1,942	1,306

TOTAL	103,962	1,186	14,487	179	$35,476	$23,683

(a)	Based on 12-month average oil price of $46.56 per Bbl and $2.10 per Mcf for gas, based on the first-day-of-the-month price for each month in the period. Discounted estimated future net cash flows from proved reserves decreased 88% from year-end 2014 to 2015, primarily because of a 52% decrease in gas prices, a 50% decrease in oil prices, reserve revisions due to lower prices and 2015 production.

(b)	Since the Trust has defined net profits interests, the Trust does not own a specific percentage of the oil and gas reserves. Because trust reserve quantities are determined using an allocation formula, any fluctuations in actual or assumed prices or costs will result in revisions to the estimated reserve quantities allocated to the net profits interests.

(c)	Before income taxes, since future net cash flows are not subject to taxation at the Trust level. Future net cash flows are discounted at an annual rate of 10%.

When crude oil and natural gas prices are in the range seen in late 2015 and early 2016 for an extended period of time, under the SEC definition of proved reserves, certain quantities of oil and natural gas may no longer qualify as proved reserves.

Proved reserves consist of the following:

	Underlying Properties		Net Profits Interests
	Proved Reserves		Proved Reserves
	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
(in thousands)
Proved developed reserves	102,683	1,178	14,411	178
Proved undeveloped reserves	1,279	8	76	1

Total proved reserves	103,962	1,186	14,487	179

Approximately 99% of the underlying proved reserves are proved developed reserves.

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

The XTO Energy reserve engineering group reviews reserve estimates with our third-party petroleum consultants, Miller and Lents, Ltd., independent petroleum engineers. Miller and Lents, Ltd. estimated oil and gas reserves attributable to the underlying properties as of December 31, 2015, 2014, 2013 and 2012. Miller and Lents’ primary technical person responsible for calculating the trust’s reserves has more than 40 years of experience as a reserve engineer. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

When crude oil and natural gas prices are in the range seen in late 2015 and early 2016 for an extended period of time, under the SEC definition of proved reserves, certain quantities of oil and natural gas may no longer qualify as proved reserves. Amounts required to be de-booked as proved reserves on an SEC basis are subject to being re-booked as proved reserves at some point in the future when price levels recover.

Oil and Natural Gas Production

Trust production is recognized in the period net profits income is received, which is the month following receipt by XTO Energy, and generally two months after the time of production. Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for each of the three years ended December 31 were as follows:

	2015	2014	2013
Production
Underlying Properties
Gas – Sales (Mcf)	15,736,066	17,426,780	18,712,650
Average per day (Mcf)	43,113	47,745	51,268
Oil – Sales (Bbls)	194,381	203,667	216,634
Average per day (Bbls)	533	558	594
Net Profits Interests
Gas – Sales (Mcf)	2,292,205	8,004,435	7,770,148
Average per day (Mcf)	6,280	21,930	21,288
Oil – Sales (Bbls)	40,817	110,515	99,363
Average per day (Bbls)	112	303	272

Average Sales Price
Gas (per Mcf)	$ 2.72	$ 4.60	$ 4.03
Oil (per Bbl)	$49.90	$95.35	$95.25

Oil and gas production by conveyance attributable to the underlying properties for each of the three years ended December 31 were as follows:

	Underlying Gas Production (Mcf)
Conveyance	2015	2014	2013
Kansas	1,267,647	1,531,314	1,606,436
Oklahoma	9,933,308	11,255,819	12,041,983
Wyoming	4,535,111	4,639,647	5,064,231

Total	15,736,066	17,426,780	18,712,650

	Underlying Oil Production (Bbls)
Conveyance	2015	2014	2013
Kansas	5,938	7,023	9,427
Oklahoma	180,129	188,911	196,345
Wyoming	8,314	7,733	10,862

Total	194,381	203,667	216,634

Pricing and Sales Information

XTO Energy sells a portion of its natural gas production directly to third parties, and the rest is sold to a subsidiary of XTO Energy based on a weighted average sales price. The weighted average sales price received from the subsidiary is based upon sales to third parties for the best available price. Oil production is generally marketed at the wellhead to third parties at the best available price. XTO Energy arranges for some of its natural gas to be processed by unaffiliated third parties and markets the natural gas liquids. Most of the natural gas attributable to the underlying properties is marketed under contracts existing at trust inception. Contracts covering production from the Ringwood area of the Major County area are generally for the life of the lease. The contract with an unaffiliated third party for the majority of production from the Hugoton area is in effect through 2019. If new contracts are entered with unaffiliated third parties, the proceeds from sales under those new contracts will be included in gross proceeds from the underlying properties. If new contracts are entered with XTO Energy’s marketing subsidiary, it may charge XTO Energy a fee that may not exceed 2% of the sales price of the oil and natural gas received from unaffiliated parties. The sales price is net of any deductions for transportation from the wellhead to the unaffiliated parties and any gravity or quality adjustments. For further information on these arrangements see Significant Properties above.

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

Because the Trust is a grantor trust for federal tax purposes, each unitholder is taxed directly on his proportionate share of income, deductions and credits of the Trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust. The income of the Trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. During 2015, the Trust incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the trust.

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

The difference between the per-unit taxable income for any period and the per-unit cash distributions, if any, reported for such period is attributable to (i) items that are not currently deductible, such as an increase in the cash reserve maintained by the Trust for the payment of future expenditures, (ii) the current deduction of expenses that are paid with amounts previously reserved and (iii) items that do not constitute taxable income, such as a decrease in the cash reserve maintained by the Trust and/or a return of capital. In 2014 and 2013, the trustee elected to reserve amounts from monthly distributions in anticipation of legal fees related to current and anticipated litigation (see discussion in Item 3 - Legal Proceedings). In 2015 the trustee distributed a portion of the legal reserve and elected to reserve amounts from monthly distributions to establish an administrative expense reserve, so the taxable income per period has frequently differed from the actual amount distributed to unitholders. The amounts distributed from the legal reserve are treated as additional gross royalty income to the unitholders.

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

The Treasury Department issued guidance providing that the FATCA withholding rules described above generally will apply to qualifying payments made after June 30, 2014. Foreign unitholders are encouraged to consult their own tax advisors regarding the possible implications of these withholding provisions on their investment in trust units.

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

Item 3. Legal Proceedings

XTO Energy settled the Fankhouser v. XTO Energy, Inc. royalty class action lawsuit for $37 million. The settlement was given final approval by the court on October 10, 2012. XTO Energy advised the trustee that $1.4 million of the settlement was attributable to Kansas claims, which predated the trust. The settlement also included a new royalty calculation for future royalty payments.

XTO Energy and the trustee arbitrated the issue of whether the Fankhouser settlement could be charged to the Trust net proceeds ($28.5 million; $23.4 million and $5.1 million affecting the net proceeds from Oklahoma and Kansas, respectively, in addition to a reduction in the net profits going forward). The three panel tribunal decided on April 21, 2014 that the settlement cannot be charged to the Trust, including the new royalty calculation for future royalty payments. Additionally, XTO Energy had to reimburse $4,386,396, representing amounts withheld from the September and October 2012 distributions and $1,985,438, representing attorney fees, arbitration expenses and interest. The arbitration award was entered into as a final judgment in State District Court of Tarrant County, Texas on December 12, 2014.

In September 2008, a royalty class action lawsuit was filed against XTO Energy styled Wallace B. Roderick Revocable Living Trust, et al. v. XTO Energy Inc. in the District Court of Kearny County, Kansas. The case was removed to federal court in Wichita, Kansas. The plaintiffs allege that XTO Energy has improperly taken post production costs from royalties paid to the plaintiffs from wells located in Kansas, Oklahoma, and Colorado; later reduced to Kansas. The case was certified as a class action in March 2012. XTO Energy filed an appeal of the class certification to the 10th Circuit Court of Appeals on April 11, 2012, which was granted on June 26, 2012. The court reversed the certification of the class and remanded the case back to the trial court for further proceedings. The case was previously stayed pending a final decision from the Kansas Supreme Court on the Fawcett v. OPIK appeal. Following the decision in Fawcett, the Judge in Roderick ordered new briefing on the pending motions. In its pleadings, the plaintiff has alleged damages in excess of $42.5 million.

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

On September 12, 2012, a lawsuit was filed against Bank of America as trustee and XTO Energy styled Harold Lamb v. Bank of America and XTO Energy Inc., in the U.S. District Court — Western District of Oklahoma. The plaintiff, Harold Lamb, is a unitholder in the Trust and alleged that XTO Energy failed to properly pay and account to the Trust under the terms of the net overriding royalty conveyances on certain Kansas and Oklahoma properties and that Bank of America, N.A., as the previous trustee, failed to properly oversee such payment and accounting by XTO Energy. Additionally, the plaintiff alleged that Bank of America, N.A. and XTO Energy breached a fiduciary duty to the Trust based on the allegations found in the Fankhouser class action discussed above. The plaintiff sought unspecified amounts for actual/compensatory damages, punitive damages, disgorgement and injunctive relief. On September 5, 2014, Lamb filed a Motion to Voluntarily Dismiss his claims. On September 29, 2014, the Lamb case was dismissed without prejudice to refile in state court. Lamb’s counsel was added as counsel of record for Goebel in Sandra G. Goebel vs. XTO Energy, Inc., Timberland Gathering & Processing Company, Inc. and Bank of America, N.A.

On August 12, 2013, a demand for arbitration styled Sandra G. Goebel vs. XTO Energy, Inc., Timberland Gathering & Processing Company, Inc. and Bank of America, N.A. was filed with the American Arbitration Association (“AAA”). The claimant, Sandra Goebel, is a unitholder in the Trust and alleged that XTO Energy breached the conveyances by misappropriating funds from the Trust by failing to modify its existing sales contracts with its affiliate Timberland Gathering & Processing Company, Inc. (“Timberland”). Goebel alleged that these contracts did not currently reflect “market rate” terms, and that XTO Energy had a duty to renegotiate the contracts to obtain more favorable terms. The claimant further alleged that Bank of America, N.A. (the previous trustee) breached its fiduciary duty by acquiescing to and facilitating XTO Energy’s alleged self-dealing and concealing information from unitholders that would have revealed XTO Energy’s breaches. The claim also alleged aiding and abetting breach of fiduciary duty by XTO Energy, and disgorgement and unjust enrichment by Timberland. The claimant sought from the respondents damages of an estimated $59.6 million for alleged royalty underpayments, exemplary damages, an accounting by XTO Energy, a declaration, costs, reasonable attorneys’ fees, and pre-judgment and post-judgment interest. Goebel purported to sue on behalf of and for the benefit of the Hugoton Royalty Trust. After dismissal as non-arbitrable, Goebel refiled the matter as a lawsuit styled Sandra G. Goebel vs. XTO Energy, Inc., Timberland Gathering and Processing Company, Inc. and Bank of America, N.A. in Dallas County District Court. After a series of pleadings, writ of mandamus and court of appeals decision, the matter was finally dismissed with prejudice by the Dallas County District Court on October 12, 2015. Goebel failed to appeal the final judgment. The terms of the Trust Indenture provide that Bank of America and/or the trustee shall be indemnified by the Trust and shall have no liability, other than for fraud, gross negligence or acts or omissions in bad faith as adjudicated by final non-appealable judgment of a court of competent jurisdiction.

The trustee anticipated that the Trust would incur additional legal and other expenses in connection with the Goebel lawsuit. As a result, the trustee reserved $1.6 million from trust distributions for the Goebel litigation, beginning with the September 2013 distribution. The September 2013 through December 2013 distributions each reflected a deduction of $400,000 in connection with such reserve. Additionally, the trustee had previously reserved an additional $1.6 million from trust distributions for the Lamb litigation, which was dismissed, and was included as part of the reserve for the Goebel lawsuit. The January 2014 through April 2014 distributions each reflected a deduction of $400,000 in connection with such reserve. The Goebel lawsuit was dismissed on October 12, 2015. As a result, the trustee moved $750,000 of the remaining legal expense reserve to the administrative expense reserve and the remaining balance of $601,920 was included in the November 2015 distribution to unitholders. The amounts distributed from the legal reserve are treated as additional gross royalty income to the unitholders.

Certain of the underlying properties are involved in various other lawsuits and governmental proceedings arising in the ordinary course of business. XTO Energy has advised the trustee that it does not believe that the ultimate resolution of these claims will have a material effect on the financial position or liquidity of the trust, but may have an effect on annual distributable income.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Units of the Trust, Related Unitholder Matters and Trust Purchases of Units

Units of Beneficial Interest

The units of beneficial interest in the Trust began trading on the New York Stock Exchange on April 9, 1999 under the symbol “HGT.” The following are the high and low unit sales prices and total cash distributions per unit paid by the Trust during each quarter of 2015 and 2014:

	Sales Price		Distributions per Unit
Quarter	High	Low
2015
First	$8.49	$5.70	$0.094150
Second	6.00	3.50	0.029643
Third	3.55	2.50	0.033681
Fourth	3.58	1.47	0.036357

			$0.193831

2014
First	$9.11	$7.48	$0.191258
Second	12.04	7.62	0.446171
Third	11.11	8.93	0.253546
Fourth	10.25	7.51	0.204267

			$1.095242

At December 31, 2015, there were 40,000,000 units outstanding and approximately 673 unitholders of record; 37,928,224 of these units were held by depository institutions.

The Trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

Item 6. Selected Financial Data

	Year Ended December 31
	2015	2014	2013	2012	2011
Net Profits Income	$8,243,917	$44,446,473	$37,333,595	$25,132,038	$56,565,368
Distributable Income	7,753,240	43,809,680	34,507,280	23,272,920	55,764,960
Distributable Income per Unit	0.193831	1.095242	0.862682	0.581823	1.394124
Distributions per Unit	0.193831	1.095242	0.862682	0.581823	1.394124
Total Assets at Year-End	88,185,111	93,920,959	102,501,095	112,956,689	118,965,716

Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Calculation of Net Profits Income

The following is a summary of the calculation of net profits income received by the trust:

	Year Ended December 31(a)			Three Months Ended December 31(a)
	2015	2014	2013	2015	2014
Sales Volumes
Gas (Mcf)(b)
Underlying properties	15,736,066	17,426,780	18,712,650	4,123,283	4,395,822
Average per day	43,113	47,745	51,268	44,818	47,781
Net profits interests	2,292,205	8,004,435	7,770,148	359,172	1,703,649
Oil (Bbls)(b)
Underlying properties	194,381	203,667	216,634	46,285	48,226
Average per day	533	558	594	503	524
Net profits interests	40,817	110,515	99,363	5,839	21,722
Average Sales Prices
Gas (per Mcf)	$2.72	$4.60	$4.03	$2.58	$4.13
Oil (per Bbl)	$49.90	$95.35	$95.25	$41.32	$89.45
Revenues
Gas sales	$42,864,131	$80,236,274	$75,469,935	$10,657,373	$18,159,388
Oil sales	9,699,090	19,419,502	20,635,040	1,912,652	4,313,582

Total Revenues	52,563,221	99,655,776	96,104,975	12,570,025	22,472,970

Costs
Taxes, transportation and other	7,554,245	10,523,008	10,779,085	2,057,074	2,458,968
Production expense	20,898,895	21,683,844	21,593,324	5,369,131	5,598,020
Development costs(c)	2,800,000	5,300,000	6,500,000	900,000	1,000,000
Overhead	12,542,488	12,156,711	11,754,002	3,196,465	3,064,373
Legal Expense(f)	—	(5,482,995)	—	—	—
Excess costs(d)	(1,537,304)	(82,883)	—	(275,904)	(82,883)

Total Costs	42,258,324	44,097,685	50,626,411	11,246,766	12,038,478

Other Proceeds
Property Sales(e)	$—	$—	$1,188,430	—	—
Net Proceeds	10,304,897	55,558,091	46,666,994	1,323,259	10,434,492
Net Profits Percentage	80%	80%	80%	80%	80%

Net Profits Income	$8,243,917	$44,446,473	$37,333,595	$1,058,607	$8,347,594

(a)	Because of the two-month interval between time of production and receipt of net profits income by the trust: 1) oil and gas sales for the year ended December 31 generally relate to twelve months of production for the period November through October, and 2) oil and gas sales for the three months ended December 31 generally relate to production for the period August through October.

(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. As product prices change, the trust’s share of the production volumes is impacted as the quantity of production to cover expenses in reaching the net profits break-even level changes inversely with price. As such, the underlying property production volume changes may not correlate with the trust’s net profit share of those volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	See Note 5 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

(d)	See Note 4 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

(e)	See Note 11 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

(f)	See Note 8 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

Results of Operations

Years Ended December 31, 2015, 2014 and 2013

Net profits income for 2015 was $8,243,917, as compared with $44,446,473 for 2014 and $37,333,595 for 2013. The 81% decrease in net profits income from 2014 to 2015 is primarily the result of lower oil and gas prices ($33.6 million), the arbitration reimbursement included in 2014 ($4.4 million) and decreased oil and gas production ($4.1 million), partially offset by decreased taxes, transportation and other costs ($2.4 million), lower development costs ($2.0 million) and excess costs on the Kansas and Wyoming net profit interests in 2015 ($1.2 million). The 19% increase in net profits income from 2013 to 2014 is primarily the result of higher gas prices ($8.5 million) and the 2014 arbitration reimbursement ($4.4 million), partially offset by decreased oil and gas production ($5.7 million). Approximately 76% in 2015, 78% in 2014 and 76% in 2013 of net profits income was derived from natural gas sales.

Trust administration expense was $490,890 in 2015 as compared to $1,153,924 in 2014 and $2,827,015 in 2013. Included in 2015 administration expense is $250,000 which the trustee reserved for administrative expenses, offset by a refund of $601,920 which represents the remaining balance of the legal reserve that was included in the November 2015 distribution. Included in 2014 administration expense is $1,600,000 which the trustee reserved for legal expenses regarding the Lamb lawsuit, partially offset by $1,470,618 related to the arbitration reimbursement. Included in 2013 administration expense is $1,600,000 which the trustee had reserved for legal expenses regarding the Goebel lawsuit. Interest income was $213 in 2015, $517,131 in 2014 and $700 in 2013. Interest income for 2014 included $514,820 related to the arbitration reimbursement. Changes in interest income are attributable to fluctuations in net profits income and interest rates. Distributable income was $7,753,240 or $0.193831 per unit in 2015, $43,809,680 or $1.095242 per unit in 2014 and $34,507,280 or $0.862682 per unit in 2013.

Net profits income is recorded when received by the trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

•	oil and gas sales volumes,
•	oil and gas sales prices, and
•	costs deducted in the calculation of net profits income.

Volumes

Gas.    From 2014 to 2015, underlying gas sales volumes decreased 10% primarily due to repairs and maintenance at a third party gas processing system in the Hugoton area following a force majeure incident and natural production decline. From 2013 to 2014, underlying gas sales volumes decreased 7% primarily due to natural production decline.

XTO Energy advised the trustee that repairs and maintenance in the first half of 2015 at a third party gas processing system in the Hugoton area following a force majeure incident has resulted in decreased underlying gas volumes of approximately 5,000 Mcf per day. After being advised by the third party processor that the repairs were completed, XTO Energy then received notice that the force majeure event was being extended to the processing portion of the third party plant due to an equipment malfunction. The processor was able to bypass the plant and take gas; however, the plant was not able to process gas for NGLs or helium for a period of time. In late October, XTO Energy received notice that the plant returned to full capacity at the end of October 2015, including the processing of gas for NGLs and helium. XTO Energy will continue to monitor the situation and assess its options.

Oil.    From 2014 to 2015, underlying oil sales volumes decreased 5% primarily due to natural production decline. From 2013 to 2014, underlying oil sales volumes decreased 6% primarily due to natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Prices

Gas.    The 2015 average gas price was $2.72 per Mcf, a 41% decrease from the 2014 average gas price of $4.60 per Mcf, which was a 14% increase from the 2013 average gas price of $4.03 per Mcf. Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The average NYMEX price for November 2015 through January 2016 was $2.20 per MMBtu. At March 3, 2016, the average NYMEX gas price for the following 12 months was $2.18 per MMBtu.

Oil.    The average oil price for 2015 was $49.90 per Bbl, a 48% decrease from the average oil price for 2014 of $95.35 per Bbl, which was relatively flat from the average oil price for 2013 of $95.25 per Bbl. Oil prices are expected to remain volatile. The average NYMEX price for November 2015 through January 2016 was $37.44 per Bbl. At March 3, 2016, the average NYMEX oil price for the following 12 months was $39.29 per Bbl.

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

Taxes, transportation and other.    Taxes, transportation and other generally fluctuates with changes in total revenues. Taxes, transportation and other decreased 28% from 2014 to 2015 primarily because of decreased oil and gas production taxes and other deductions related to lower oil and gas revenues, partially offset by increased property taxes related to higher valuations. Taxes, transportation and other decreased 2% from 2013 to 2014 primarily because of decreased property taxes related to lower valuations and decreased oil production taxes related to lower oil revenues, partially offset by increased gas production taxes related to higher gas revenues.

Production expense.    Production expense decreased 4% from 2014 to 2015 primarily because of decreased repairs and maintenance, fuel, and water disposal costs, partially offset by increased labor costs. Production expense remained relatively flat from 2013 to 2014 primarily because increased repairs and maintenance, labor and field costs were offset by decreased compressor rental and chemical costs.

Development costs.    Development costs deducted were $2.8 million in 2015, $5.3 million in 2014 and $6.5 million in 2013. In 2015, actual development costs were $3.8 million. At December 31, 2015, cumulative budgeted costs deducted exceeded cumulative actual costs by approximately $0.2 million. The monthly development cost deduction was $500,000 from the January 2013 through the July 2013 distribution. As a result of increased development activity, the monthly development cost deduction was increased from $500,000 to $600,000 beginning with the August 2013 distribution and it was maintained at this level through the February 2014 distribution. Due to lower than anticipated actual costs as a result of the timing of cash expenditures, the development cost deduction was decreased to $500,000 beginning with the March 2014 distribution and to $400,000 beginning with the June 2014 distribution and was maintained at that level through the November 2014 distribution. Due to lower than anticipated actual costs as a result of reduced activity and revisions to the 2014 development budget, the development cost deduction was decreased to $200,000 beginning with the December 2014 distribution and was maintained at that level through the August 2015 distribution. Due to the anticipated level of actual costs and the 2015 development budget, the development cost deduction was increased to $300,000 beginning with the September 2015 distribution and was maintained at that level through the end of 2015. The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. Changes in oil or natural gas prices could impact future development plans on the underlying properties. XTO Energy has advised the trustee that this monthly deduction will continue to be evaluated and revised as necessary. For further information on 2016 budgeted development costs, see Properties, under Item 2.

Overhead.    Overhead is charged by XTO Energy for administrative expenses incurred to support operations of the underlying properties. Overhead fluctuates based on changes in the active well count and drilling activity on the underlying properties, as well as an annual cost level adjustment.

Excess costs.    XTO Energy advised the trustee that lower gas prices and decreased gas production resulted in net excess costs of $1,058,569 ($846,855 net to the Trust) on properties underlying the Kansas net profits interest for the year ended December 31, 2015. This included net excess costs of $91,057 ($72,846 net to the Trust) related to the quarter ended December 31, 2015. However, these excess costs did not reduce net proceeds from the remaining conveyance.

XTO Energy advised the trustee that lower gas prices resulted in net excess costs of $478,735 ($382,988 net to the Trust) on properties underlying the Wyoming net profits interest for the year ended December 31, 2015. This included net excess costs of $184,847 ($147,878 net to the Trust) related to the quarter ended December 31, 2015. However, these excess costs did not reduce net proceeds from the remaining conveyance.

Cumulative excess costs for the Kansas and Wyoming conveyances remaining as of December 31, 2015 totaled $1,620,187 ($1,296,150 net to the Trust).

XTO advised the trustee that decreased gas production related to a prior period adjustment resulted in net excess costs of $82,883 ($66,306 net to the Trust) on properties underlying the Kansas net profits interests for the year ended December 31, 2014. However, these excess costs did not reduce net proceeds from the remaining conveyances.

Legal Expense.    As a result of the arbitration ruling, legal expense for 2014 included a reimbursement of $5,482,995 ($4,386,396 net to the Trust) for the amounts withheld from trust proceeds in September and October 2012. For additional information see Note 8 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

Fourth Quarter 2015 and 2014

During fourth quarter 2015 the Trust received net profits income totaling $1,058,607 compared with fourth quarter 2014 net profits income of $8,347,594. This 87% decrease in net profits income was primarily due lower oil and gas prices ($7.3 million) and decreased oil and gas production ($0.6 million), partially offset by lower taxes, transportation and other costs ($0.3 million).

Administration expense was ($395,626) and interest income was $47, resulting in fourth quarter 2015 distributable income of $1,454,280 or $0.036357 per unit. Included in fourth quarter 2015 administration expense is a refund of $601,920 which represents the remaining balance of the legal reserve that was included in the November 2015 distribution. Distributable income for fourth quarter 2014 was $8,170,680 or $0.204267 per unit.

Distributions to unitholders for the quarter ended December 31, 2015 were:

Record Date	Payment Date	Per Unit
October 30, 2015	November 16, 2015	$0.008643
November 30, 2015	December 14, 2015	0.020592
December 31, 2015	January 15, 2016	0.007122

		$0.036357

Volumes

Fourth quarter underlying gas sales volumes decreased 6% and underlying oil sales volumes decreased 4% from 2014 to 2015 primarily due to natural production decline.

Prices

The average fourth quarter 2015 gas price was $2.58 per Mcf, or 38% lower than the fourth quarter 2014 average price of $4.13 per Mcf. The average fourth quarter 2015 oil price was $41.32 per Bbl, or 54% lower than the fourth quarter 2014 average price of $89.45 per Bbl. For further information about product prices, see “Years Ended December 31, 2015, 2014 and 2013 – Prices” above.

Costs

Taxes, transportation and other.    Taxes, transportation and other decreased 16% from fourth quarter 2014 to 2015 primarily because of decreased oil and gas production taxes and other deductions related to lower oil and gas revenues, partially offset by increased property taxes related to increased valuations.

Production expense.    Fourth quarter production expense decreased 4% from 2014 to 2015 primarily because of decreased compressor rental, location, fuel and water disposal costs.

Development costs.    Development costs, which were deducted based on budgeted development costs, decreased 10% from fourth quarter 2014 to 2015. For further information about development costs, see “Years Ended December 31, 2015, 2014 and 2013 – Development costs” above.

Overhead.     Overhead is charged by XTO Energy for administrative expenses incurred to support operations of the underlying properties. Overhead fluctuates based on changes in the active well count and drilling activity on the underlying properties, as well as an annual cost level adjustment.

Excess costs.    For further information about excess costs, see “Years Ended December 31, 2015, 2014 and 2013 – Excess costs” above.

Purchaser Adjustment

XTO Energy advised the trustee that the February 2015 distribution included a one-time prior period adjustment for the recoupment of natural gas liquids revenue from the Trust in the amount of $353,069 ($282,455 net to the Trust) which was deducted from net proceeds in the first quarter of 2015.

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

Greenhouse Gas Emissions and Climate Change Regulation

There is an increased focus by local, national and international regulatory bodies on greenhouse gas (GHG) emissions and climate change. Several states have adopted climate change legislation and regulations, and various other regulatory bodies have announced their intent to regulate GHG emissions or adopt climate change regulations. The climate accord reached at the recent Conference of the Parties (COP21) in Paris set many new goals, and while many related policies are still emerging, XTO Energy has informed the trustee that it continues to anticipate that such policies will increase the cost of carbon dioxide emissions over time. As these regulations are under development, XTO Energy is unable to predict the total impact of the potential regulations upon the operators of the underlying properties, and it is possible that the operators of the underlying properties could face increases in operating costs in order to comply with climate change or GHG emissions legislation, which costs could reduce net proceeds payable to the Trust and trust distributions.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet financing arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

Contractual Obligations

As shown below, the Trust had no obligations and commitments to make future contractual payments as of December 31, 2015, other than the December distribution payable to unitholders in January 2016, as reflected in the statement of assets, liabilities and trust corpus.

	Payments due by Period
	Total	Less than 1 Year	1 -3 Years	3 -5 Years	More than 5 Years
Distribution payable to unitholders	$284,880	$284,880	$—	$—	$—

Related Party Transactions

The underlying properties from which the net profits interests were carved are currently owned by XTO Energy, which operates approximately 95% of the underlying properties. In computing net proceeds, XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses on the underlying properties it operates. As of December 31, 2015, the monthly overhead charge, based on the number of operated wells, was approximately $1,059,000 ($847,200 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy sells a significant portion of natural gas production from the underlying properties to certain of XTO Energy’s wholly owned subsidiaries under contracts in existence when the Trust was created, generally at amounts approximating monthly published market prices. For further information regarding natural gas sales from the underlying properties to affiliates of XTO Energy, see Significant Properties, under Item 2, Properties and Note 7 to

Financial Statements under Item 8, Financial Statements and Supplementary Data. Total gas sales from the underlying properties to XTO Energy’s wholly owned subsidiaries were $16.4 million for 2015, or 38% of total gas sales, $30.4 million for 2014, or 38% of total gas sales and $29.0 million for 2013, or 38% of total gas sales.

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

Impairment

The trustee reviews the Trust’s net profits interests (“NPI”) in oil and gas properties for impairment whenever events or circumstances indicate that the carrying value of the NPI may not be recoverable.

In general, the trustee does not view temporarily low prices as a trigger event for conducting an impairment test. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If a trigger event occurred, the trustee would use the estimated undiscounted future net cash flows from the NPI to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the NPI are less than the NPI carrying value, the Trust would recognize an impairment loss for the difference between the NPI carrying value and the estimated fair value of the NPI. The determination as to whether the NPI is impaired requires a significant amount of judgment by the trustee and is based on the best information available to the trustee at the time of the evaluation.

In light of the continued excess costs on two conveyances and the significant decrease in distributions, the trustee concluded that an impairment trigger event had occurred in the fourth quarter of 2015. An assessment of the forecasted net cash flows was performed for the NPI. Cash flows used in the assessment were developed using estimates for future crude oil and natural gas commodity prices published by third-party industry experts. Volumes and costs were based on assumptions developed in the XTO Energy annual planning and budgeting process which includes the underlying properties from which the Trust NPI were conveyed. The result of the assessment confirmed that the undiscounted future net cash flows from the NPI exceeds the carrying value of the NPI. The assumption that prices will increase in the future is key to the long-term profitability of the NPI. There was no impairment of the assets as of December 31, 2015.

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

When crude oil and natural gas prices are in the range seen in late 2015 and early 2016 for an extended period of time, under the SEC definition of proved reserves, certain quantities of oil and natural gas may no longer qualify as proved reserves. Amounts required to be de-booked as proved reserves on an SEC basis are subject to being re-booked as proved reserves at some point in the future when price levels recover.

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

Forward-Looking Statements

Certain information included in this annual report and other materials filed, or to be filed, by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, reserve-to-production ratios, future production, development activities, future development plans by area, increased density drilling, maintenance projects, development, production and other costs, oil and gas prices, pricing differentials, proved reserves, future net cash flows, production levels, litigation, regulatory matters and competition. Such forward-looking statements are based on XTO Energy’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “projects,” “anticipates,” “predicts,” “believes,” “goals,” “estimates,” “should,” “could”, and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual financial and operational results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. Some of the risk factors that could cause actual results to differ materially are explained in Item 1A, Risk Factors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The only assets of and sources of income to the Trust are the net profits interests, which generally entitle the Trust to receive a share of the net profits from oil and gas production from the underlying properties. Consequently, the Trust is exposed to market risk from fluctuations in oil and gas prices. A significant decline in oil or natural gas prices could have a material adverse effect on the amount of oil and natural gas that is economic to produce, Trust net profits and proved reserves attributable to the Trust’s interests. The Trust is a passive entity and, other than the trust’s ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the trust, the Trust is prohibited from engaging in borrowing transactions. The amount of any such borrowings is unlikely to be material to the Trust. In addition, the trustee is prohibited by the Trust indenture from engaging in any business activity or causing the Trust to enter into any investments other than investing cash on hand in specific short-term cash investments. Therefore, the Trust cannot hold any derivative financial instruments. As a result of the limited nature of its borrowing and investing activities, the Trust is not subject to any material interest rate market risk. Additionally, any gains or losses from any hedging activities conducted by XTO Energy are specifically excluded from the calculation of net proceeds due the Trust under the forms of the conveyances. The Trust does not engage in transactions in foreign currencies which could expose the Trust to any foreign currency related market risk.

Item 8. Financial Statements and Supplementary Data

All financial statement schedules are omitted as they are inapplicable or the required information has been included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust and

Southwest Bank, Trustee

We have audited the accompanying statements of assets, liabilities and trust corpus of Hugoton Royalty Trust (the “Trust”) as of December 31, 2015 and 2014, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2015. We also have audited the Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Trustee’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust at December 31, 2015 and 2014, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2015, on the basis of accounting described in Note 2. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 11, 2016

HUGOTON ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31
	2015	2014
Assets
Cash and short-term investments	$1,284,880	$4,324,131
Net profits interests in oil and gas properties – net (Notes 1 and 2)	86,900,231	89,596,828

	$88,185,111	$93,920,959

Liabilities and Trust Corpus
Distribution payable to unitholders	$284,880	$2,540,320
Legal reserve(a)	—	1,783,811
Expense reserve(a)	1,000,000	—
Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	86,900,231	89,596,828

	$88,185,111	$93,920,959

(a)	The trustee moved $750,000 of the legal reserve to the expense reserve in November 2015. The remaining balance of the legal reserve totaling $601,920 was included in the November 2015 distribution. The expense reserve allows the trustee to pay its obligations should it be unable to pay them out of the net profits income.

STATEMENTS OF DISTRIBUTAB LE INCOME

	Year Ended December 31
	2015	2014	2013
Net profits income	$8,243,917	$44,446,473	$37,333,595
Interest income(a)	213	517,131	700

Total income	8,244,130	44,963,604	37,334,295
Administration expense(a)	490,890	1,153,924	2,827,015

Distributable income	$7,753,240	$43,809,680	$34,507,280

Distributable income per unit (40,000,000 units)	$0.193831	$1.095242	$0.862682

(a)	Administration expense for the period ended December 31, 2015 includes a refund of $601,920 which represents the remaining balance of the legal reserve that was included in the November 2015 distribution. Interest income and administration expense for the period ended December 31, 2014, includes a refund of $514,820 and $1,470,618, respectively, related to the arbitration reimbursement. For further information on the arbitration reimbursement see Note 8 of the accompanying notes to financial statements.

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year Ended December 31
	2015	2014	2013
Trust corpus, beginning of year	$89,596,828	$98,854,558	$109,892,977
Amortization of net profits interests	(2,696,597)	(9,257,730)	(11,038,419)
Distributable income	7,753,240	43,809,680	34,507,280
Distributions declared	(7,753,240)	(43,809,680)	(34,507,280)

Trust corpus, end of year	$86,900,231	$89,596,828	$98,854,558

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

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The trustee reviews the Trust’s net profits interests (“NPI”) in oil and gas properties for impairment whenever events or circumstances indicate that the carrying value of the NPI may not be recoverable.

In general, the trustee does not view temporarily low prices as a trigger event for conducting an impairment test. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If a trigger event occurred, the trustee would use the estimated undiscounted future net cash flows from the NPI to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the NPI are less than the NPI carrying value, the Trust would recognize an impairment loss for the difference between the NPI carrying value and the estimated fair value of the NPI.

The determination as to whether the NPI is impaired requires a significant amount of judgment by the trustee and is based on the best information available to the trustee at the time of the evaluation. There was no impairment of the assets as of December 31, 2015.

The initial carrying value of the net profits interests of $247,066,951 was XTO Energy’s historical net book value of the interests on December 1, 1998, the date of the transfer to the trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $160,166,720 as of December 31, 2015 and $157,470,123 as of December 31, 2014.

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

4. Excess Costs

		Conveyances
		(Underlying)
	KS	WY	Total
Cumulative excess costs remaining at 12/31/14	$82,883	$—	$82,883
Net excess costs for the quarter ended 3/31/15	338,668	87,082	425,750
Net excess costs for the quarter ended 6/30/15	367,814	125,832	493,646
Net excess costs for the quarter ended 9/30/15	261,030	80,974	342,004
Net excess costs for the quarter ended 12/31/15	91,057	184,847	275,904

Cumulative excess costs remaining at 12/31/15	$1,141,452	$478,735	$1,620,187

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

XTO Energy advised the trustee that lower gas prices and decreased gas production resulted in net excess costs of $1,058,569 ($846,855 net to the Trust) on properties underlying the Kansas net profits interest for the year ended December 31, 2015. This included net excess costs of $91,057 ($72,846 net to the Trust) related to the quarter ended December 31, 2015. However, these excess costs did not reduce net proceeds from the remaining conveyance.

XTO Energy advised the trustee that lower gas prices resulted in net excess costs of $478,735 ($382,988 net to the Trust) on properties underlying the Wyoming net profits interest for the year ended December 31, 2015. This included net excess costs of $184,847 ($147,878 net to the Trust) related to the quarter ended December 31, 2015. However, these excess costs did not reduce net proceeds from the remaining conveyance.

Cumulative excess costs for the Kansas and Wyoming conveyances remaining as of December 31, 2015 totaled $1,620,187 ($1,296,150 net to the Trust).

XTO advised the trustee that decreased gas production related to a prior period adjustment resulted in net excess costs of $82,883 ($66,306 net to the Trust) on properties underlying the Kansas net profits interests for the year ended December 31, 2014. However, these excess costs did not reduce net proceeds from the remaining conveyances.

5. Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Year Ended December 31
	2015	2014	2013
Cumulative actual costs under (over) the amount deducted – beginning of period	$1,242,998	$588,742	$(301,922)
Actual costs	(3,803,470)	(4,645,744)	(5,609,336)
Budgeted costs deducted	2,800,000	5,300,000	6,500,000

Cumulative actual costs under (over) the amount deducted – end of period	$239,528	$1,242,998	$588,742

The monthly development cost deduction was $500,000 from the January 2013 through the July 2013 distribution. As a result of increased development activity, the monthly development cost deduction was increased from $500,000 to $600,000 beginning with the August 2013 distribution and it was maintained at this level through the February 2014 distribution. Due to lower than anticipated actual costs as a result of the timing of cash expenditures, the development cost deduction was decreased to $500,000 beginning with the March 2014 distribution and to $400,000 beginning with the June 2014 distribution and was maintained at that level through the November 2014 distribution. Due to lower than anticipated actual costs as a result of reduced activity and revisions to the 2014 development budget, the development cost deduction was decreased to $200,000 beginning with the December 2014 distribution and was maintained at that level through the August 2015 distribution. Due to the anticipated level of actual costs and the 2015 development budget, the development cost deduction was increased to $300,000 beginning with the September 2015 distribution and was maintained at that level through the end of 2015. The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. Changes in oil or natural gas prices could impact future development plans on the underlying properties. XTO Energy has advised the trustee that this monthly deduction will continue to be evaluated and revised as necessary. For further information on 2016 budgeted development costs, see Properties, under Item 2.

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

7. XTO Energy Inc.

XTO Energy operates approximately 95% of the underlying properties. In computing net proceeds, XTO Energy deducts an overhead charge for reimbursement of administrative expenses on the underlying properties it operates. As of December 31, 2015, the overhead charge was approximately $1,059,000 ($847,200 net to the Trust) per month and is subject to annual adjustment based on an oil and gas industry index as defined in the Trust agreement.

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

Total gas sales from the underlying properties to XTO Energy’s wholly owned subsidiaries were $16.4 million for 2015, or 38% of total gas sales, $30.4 million for 2014, or 38% of total gas sales and, $29.0 million for 2013, or 38% of total gas sales.

On June 25, 2010, XTO Energy became a wholly owned subsidiary of Exxon Mobil Corporation.

8. Contingencies

Litigation

XTO Energy settled the Fankhouser v. XTO Energy, Inc. royalty class action lawsuit for $37 million. The settlement was given final approval by the court on October 10, 2012. XTO Energy advised the trustee that $1.4 million of the settlement was attributable to Kansas claims, which predated the trust. The settlement also included a new royalty calculation for future royalty payments.

XTO Energy and the trustee arbitrated the issue of whether the Fankhouser settlement could be charged to the Trust net proceeds ($28.5 million; $23.4 million and $5.1 million affecting the net proceeds from Oklahoma and Kansas, respectively, in addition to a reduction in the net profits going forward). The three panel tribunal decided on April 21, 2014 that the settlement cannot be charged to the Trust, including the new royalty calculation for future royalty payments. Additionally, XTO Energy had to reimburse $4,386,396, representing amounts withheld from the September and October 2012 distributions and $1,985,438, representing attorney fees, arbitration expenses and interest. The arbitration award was entered into as a final judgment in State District Court of Tarrant County, Texas on December 12, 2014.

In September 2008, a royalty class action lawsuit was filed against XTO Energy styled Wallace B. Roderick Revocable Living Trust, et al. v. XTO Energy Inc. in the District Court of Kearny County, Kansas. The case was removed to federal court in Wichita, Kansas. The plaintiffs allege that XTO Energy has improperly taken post production costs from royalties paid to the plaintiffs from wells located in Kansas, Oklahoma, and Colorado; later reduced to Kansas. The case was certified as a class action in March 2012. XTO Energy filed an appeal of the class certification to the 10th Circuit Court of Appeals on April 11, 2012,

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

which was granted on June 26, 2012. The court reversed the certification of the class and remanded the case back to the trial court for further proceedings. The case was previously stayed pending a final decision from the Kansas Supreme Court on the Fawcett v. OPIK appeal. Following the decision in Fawcett, the Judge in Roderick ordered new briefing on the pending motions. In its pleadings, the plaintiff has alleged damages in excess of $42.5 million.

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

On September 12, 2012, a lawsuit was filed against Bank of America as trustee and XTO Energy styled Harold Lamb v. Bank of America and XTO Energy Inc., in the U.S. District Court — Western District of Oklahoma. The plaintiff, Harold Lamb, is a unitholder in the Trust and alleged that XTO Energy failed to properly pay and account to the Trust under the terms of the net overriding royalty conveyances on certain Kansas and Oklahoma properties and that Bank of America, N.A., as the previous trustee, failed to properly oversee such payment and accounting by XTO Energy. Additionally, the plaintiff alleged that Bank of America, N.A. and XTO Energy breached a fiduciary duty to the Trust based on the allegations found in the Fankhouser class action discussed above. The plaintiff sought unspecified amounts for actual/compensatory damages, punitive damages, disgorgement and injunctive relief. On September 5, 2014, Lamb filed a Motion to Voluntarily Dismiss his claims. On September 29, 2014, the Lamb case was dismissed without prejudice to refile in state court. Lamb’s counsel was added as counsel of record for Goebel in Sandra G. Goebel vs. XTO Energy, Inc., Timberland Gathering & Processing Company, Inc. and Bank of America, N.A.

On August 12, 2013, a demand for arbitration styled Sandra G. Goebel vs. XTO Energy, Inc., Timberland Gathering & Processing Company, Inc. and Bank of America, N.A. was filed with the American Arbitration Association (“AAA”). The claimant, Sandra Goebel, is a unitholder in the Trust and alleged that XTO Energy breached the conveyances by misappropriating funds from the Trust by failing to modify its existing sales contracts with its affiliate Timberland Gathering & Processing Company, Inc. (“Timberland”). Goebel alleged that these contracts did not currently reflect “market rate” terms, and that XTO Energy had a duty to renegotiate the contracts to obtain more favorable terms. The claimant further alleged that Bank of America, N.A. (the previous trustee) breached its fiduciary duty by acquiescing to and facilitating XTO Energy’s alleged self-dealing and concealing information from unitholders that would have revealed XTO Energy’s breaches. The claim also alleged aiding and abetting breach of fiduciary duty by XTO Energy, and disgorgement and unjust enrichment by Timberland. The claimant sought from the respondents damages of an estimated $59.6 million for alleged royalty underpayments, exemplary damages, an accounting by XTO Energy, a declaration, costs, reasonable attorneys’ fees, and pre-judgment and post-judgment interest. Goebel purported to sue on behalf of and for the benefit of the Hugoton Royalty Trust. After dismissal as non-arbitrable, Goebel refiled the matter as a lawsuit styled Sandra G. Goebel vs. XTO

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Energy, Inc., Timberland Gathering and Processing Company, Inc. and Bank of America, N.A. in Dallas County District Court. After a series of pleadings, writ of mandamus and court of appeals decision, the matter was finally dismissed with prejudice by the Dallas County District Court on October 12, 2015. Goebel failed to appeal the final judgment. The terms of the Trust Indenture provide that Bank of America and/or the trustee shall be indemnified by the Trust and shall have no liability, other than for fraud, gross negligence or acts or omissions in bad faith as adjudicated by final non-appealable judgment of a court of competent jurisdiction.

The trustee anticipated that the Trust would incur additional legal and other expenses in connection with the Goebel lawsuit. As a result, the trustee reserved $1.6 million from trust distributions for the Goebel litigation, beginning with the September 2013 distribution. The September 2013 through December 2013 distributions each reflected a deduction of $400,000 in connection with such reserve. Additionally, the trustee had previously reserved an additional $1.6 million from trust distributions for the Lamb litigation, which was dismissed, and was included as part of the reserve for the Goebel lawsuit. The January 2014 through April 2014 distributions each reflected a deduction of $400,000 in connection with such reserve. The Goebel lawsuit was dismissed on October 12, 2015. As a result, the trustee moved $750,000 of the remaining legal expense reserve to the administrative expense reserve and the remaining balance of $601,920 was included in the November 2015 distribution to unitholders. The amounts distributed from the legal reserve are treated as additional gross royalty income to the unitholders.

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

When crude oil and natural gas prices are in the range seen in late 2015 and early 2016 for an extended period of time, under the SEC definition of proved reserves, certain quantities of oil and natural gas may no longer qualify as proved reserves. Amounts required to be de-booked as proved reserves on an SEC basis are subject to being re-booked as proved reserves at some point in the future when price levels recover.

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

The average realized gas prices used to determine the standardized measure were $2.10 per Mcf in 2015, $4.35 per Mcf in 2014, $3.92 per Mcf in 2013 and $3.21 per Mcf in 2012. Oil prices used to determine the standardized measure were based on average realized oil prices of $46.56 per Bbl in 2015, $92.70 per Bbl in 2014, $94.32 per Bbl in 2013 and $91.90 per Bbl in 2012.

Proved Reserves

	Underlying Properties		Net Profits Interests
(in thousands)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)

Balance, December 31, 2012	248,181	2,513	77,356	875
Extensions, additions and discoveries	5	2	3	1
Revisions of prior estimates	12,050	214	15,900	200
Production – sales volumes	(18,713)	(217)	(7,770)	(99)
Sales in place	(50)	(27)	(15)	(8)

Balance, December 31, 2013	241,473	2,485	85,474	969
Extensions, additions and discoveries	123	8	46	3
Revisions of prior estimates	(13,981)	(70)	(1,353)	(5)
Production – sales volumes	(17,427)	(204)	(8,004)	(111)
Sales in place	—	—	—	—

Balance, December 31, 2014	210,188	2,219	76,163	856
Extensions, additions and discoveries	71	2	5	—
Revisions of prior estimates	(90,561)	(841)	(59,389)	(636)
Production – sales volumes	(15,736)	(194)	(2,292)	(41)
Sales in place	—	—	—	—

Balance, December 31, 2015	103,962	1,186	14,487	179

Revisions of prior estimates of the proved gas reserves for the underlying properties in each year are primarily because of changes in the gas and oil prices. Negative revisions for 2015 are primarily due to lower oil and gas prices. Higher upward and downward revisions for the net profits interests as compared with the underlying properties in each year were caused by changes in oil and gas prices and estimated future production and development costs which resulted in an increase or decrease in gas reserves allocated to the trust.

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Proved Developed Reserves

	Underlying Properties		Net Profits Interests
(in thousands)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)

December 31, 2012	211,638	2,192	71,327	806

December 31, 2013	204,611	2,163	76,239	878

December 31, 2014	177,389	1,847	68,335	767

December 31, 2015	102,683	1,178	14,411	178

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	December 31
(in thousands)	2015	2014	2013
Underlying Properties
Future cash inflows	$273,346	$1,119,099	$1,181,208
Future costs:
Production	227,298	572,635	621,958
Development	1,704	72,227	64,064

Future net cash flows	44,344	474,237	495,186
10% discount factor	14,739	227,641	237,147

Standardized measure	$29,605	$246,596	$258,039

Net Profits Interests
Future cash inflows	$38,668	$412,882	$431,190
Future production taxes	3,192	33,492	35,041

Future net cash flows	35,476	379,390	396,149
10% discount factor	11,793	182,112	189,718

Standardized measure	$23,683	$197,278	$206,431

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)
	2015	2014	2013
Underlying Properties
Standardized measure, January 1	$246,596	$258,039	$203,303

Revisions:
Prices and costs	(259,248)	53,081	76,488
Quantity estimates	(30,036)	(17,867)	(784)
Accretion of discount	21,887	22,088	18,387
Future development costs	60,798	(12,192)	6,172
Production rates and other	(104)	(1,371)	1,868

Net revisions	(206,703)	43,739	102,131
Extensions, additions and discoveries	16	376	103
Production	(13,104)	(60,858)	(53,167)
Development costs	2,800	5,300	6,500
Sales in place	—	—	(831)

Net change	(216,991)	(11,443)	54,736

Standardized measure, December 31	$29,605	$246,596	$258,039

Net Profits Interests
Standardized measure, January 1	$197,278	$206,431	$162,643
Extensions, additions and discoveries	13	301	82
Accretion of discount	17,510	17,671	14,710
Revisions of prior estimates, changes in price and other	(182,874)	17,321	66,861
Sales in place	—	—	(531)
Net profits income	(8,244)	(44,446)	(37,334)

Standardized measure, December 31	$23,683	$197,278	$206,431

10. Quarterly Financial Data (Unaudited)

The following is a summary of net profits income, distributable income and distributable income per unit by quarter for 2015 and 2014:

	Net Profits Income	Distributable Income	Distributable Income per Unit
2015
First Quarter	$4,136,842	$3,766,000	$0.094150
Second Quarter	1,463,774	1,185,720	0.029643
Third Quarter	1,584,694	1,347,240	0.033681
Fourth Quarter	1,058,607	1,454,280	0.036357

	$8,243,917	$7,753,240	$0.193831

2014
First Quarter	$9,290,470	$7,650,320	$0.191258
Second Quarter	16,484,703	17,846,840	0.446171
Third Quarter	10,323,706	10,141,840	0.253546
Fourth Quarter	8,347,594	8,170,680	0.204267

	$44,446,473	$43,809,680	$1.095242

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

12. Purchaser Adjustment

XTO Energy advised the trustee that the February 2015 distribution included a one-time prior period adjustment for the recoupment of natural gas liquids revenue from the Trust in the amount of $353,069 ($282,455 net to the Trust) which was deducted from net proceeds in the first quarter of 2015.

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

Trustee’s Report on Internal Control Over Financial Reporting

The trustee, Southwest Bank, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The trustee conducted an evaluation of the effectiveness of the trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the trustee’s evaluation under the framework in Internal Control— Integrated Framework (2013), the trustee concluded that the trust’s internal control over financial reporting was effective as of December 31, 2015. The effectiveness of the trust’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report under Item 8, Financial Statements and Supplementary Data.

Changes in Internal Control Over Financial Reporting

There were no changes in the trust’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the trust’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Section 16(a) of the Securities Exchange Act of 1934 requires that directors, officers, and beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. To the trustee’s knowledge, based solely on the information furnished to the trustee, the trustee is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the Trust units of beneficial interest during and for the year ended December 31, 2015.

Because the Trust has no employees, it does not have a code of ethics. Employees of the trustee, Southwest Bank, must comply with the bank’s standards of conduct, a copy of which will be made available to unitholders without charge, upon request by appointment at 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas, 75219.

Item 11. Executive Compensation

The trustee received the following annual compensation from 2013 through 2015 as specified in the Trust indenture:

	2015	2014	2013
U.S. Trust, Bank of America
Private Wealth Management, Trustee(1)(2)	—	$29,739	$63,343
Southwest Bank, Trustee(1)(2)	$68,288	$35,728	—

(1)	Under the Trust indenture, the trustee is entitled to an annual administrative fee, paid in equal monthly installments. Such fee can be adjusted annually based on an oil and gas industry index. Upon termination of the Trust, the trustee is entitled to a termination fee of $15,000.

(2)	Compensation for U.S. Trust is for the period January 2014 through May 2014 and compensation for Southwest Bank is for the period May 2014 through December 2014.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

In computing net profits income paid to the Trust for the net profits interests, XTO Energy deducts an overhead charge for reimbursement of administrative expenses of operating the underlying properties. This charge at December 31, 2015 was approximately $1,059,000 per month, or $12,708,000 annually (net to the Trust of $847,200 per month or $10,166,400 annually), and is subject to annual adjustment based on an oil and gas industry index as defined in the Trust agreement.

XTO Energy sells a significant portion of natural gas production from the underlying properties to certain of its wholly owned subsidiaries under contracts in existence when the Trust was created, generally at amounts approximating monthly published prices. For further information, see Item 2, Properties.

See Item 11, Executive Compensation, for the remuneration received by the trustee from 2013 through 2015.

As noted in Item 10, Directors, Executive Officers and Corporate Governance, the Trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Item 14. Principal Accountant Fees and Services

Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2015 and 2014 are:

	2015	2014
Audit fees-PwC	$143,190	$140,850
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$143,190	$140,850

As referenced in Item 10, Directors, Executive Officers and Corporate Governance, above, the Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to PricewaterhouseCoopers LLP.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial Statements (included in Item 8 of this report)

Reports of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2015 and 2014

Statements of Distributable Income for the years ended December 31, 2015, 2014 and 2013

Statements of Changes in Trust Corpus for the years ended December 31, 2015, 2014 and 2013

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

HUGOTON ROYALTY TRUST
	By	SOUTHWEST BANK, TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: March 11, 2016	By	/S/ BETH E. CASTEEL
Beth E. Casteel
Vice President – Upstream Business Services

(The Trust has no directors or executive officers.)