Form 10-Q
period 2016-03-31
HUGOTON ROYALTY TRUST
filed 2016-05-05
CIK 862022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Outstanding as of April 1, 2016

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Trust’s financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Hugoton Royalty Trust at March 31, 2016 and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2016 and 2015 have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. The condensed financial statements as of March 31, 2016, and for the three-month periods ended March 31, 2016 and 2015 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust and

Southwest Bank, Trustee:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Hugoton Royalty Trust (the “Trust”) as of March 31, 2016, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2016 and 2015. These interim financial statements are the responsibility of the Trustee.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus as of December 31, 2015, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein), and in our report dated March 11, 2016, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2015 is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Dallas, TX

May 5, 2016

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash and short-term investments	$719,797	$1,284,880
Net profits interests in oil and gas properties - net (Note 1)	86,728,951	86,900,231

	$87,448,748	$88,185,111

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$—	$284,880
Expense reserve (a)	719,797	1,000,000
Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	86,728,951	86,900,231

	$87,448,748	$88,185,111

(a)	The expense reserve allows the trustee to pay its obligations should it be unable to pay them out of the net profits income.

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended March 31
	2016	2015
Net profits income	$63,562	$4,136,842
Interest income	82	69

Total income	63,644	4,136,911
Administration expense	343,847	270,911
Cash reserves withheld (used) for Trust expenses	(280,203)	100,000

Distributable income	$—	$3,766,000

Distributable income per unit (40,000,000 units)	$0.000000	$0.094150

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended March 31
	2016	2015
Trust corpus, beginning of period	$86,900,231	$89,596,828
Amortization of net profits interests	(171,280)	(1,121,394)
Distributable income	—	3,766,000
Distributions declared	—	(3,766,000)

Trust corpus, end of period	$86,728,951	$88,475,434

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

•

The trustee reviews the Trust’s net profits interests (“NPI”) in oil and gas properties for impairment whenever events or circumstances indicate that the carrying value of the NPI may not be recoverable. In general, the trustee does not view temporarily low prices as a trigger event for conducting an impairment test. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If a trigger event occurred, the trustee would use the estimated undiscounted future net cash flows from the NPI to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the NPI are less than the NPI carrying value, the Trust would recognize an impairment loss for the difference between the NPI carrying value and the estimated fair value of the NPI. The determination as to whether the NPI is impaired requires a significant amount of judgment by the trustee and is based on the best information available to the trustee at the time of the evaluation. There was no impairment of the assets as of March 31, 2016. The assumption that prices will increase in the future is key to the long-term profitability of the NPI.

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

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the Trust. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $160,338,000 as of March 31, 2016 and $160,166,720 as of December 31, 2015.

2.	Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Three Months Ended March 31
	2016	2015
Cumulative actual costs under (over) the amount deducted - beginning of period	$239,528	$1,242,998
Actual costs	(509,689)	(1,389,875)
Budgeted costs deducted	675,000	600,000

Cumulative actual costs under (over) the amount deducted - end of period	$404,839	$453,123

The monthly development cost deduction was $200,000 from the January 2015 distribution through the August 2015 distribution. Due to the anticipated level of actual costs and the 2015 development budget, the development cost deduction was increased to $300,000 beginning with the September 2015 distribution and was maintained at that level through January 2016. Due to the current level of actual development costs, the monthly development cost deduction was decreased from $300,000 to $187,500 beginning in February 2016 and was maintained at that level through the March 2016 distribution. XTO Energy has advised the trustee that revised 2016 budgeted development costs for the underlying properties are between $2 million and $4 million. The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. Changes in oil or natural gas prices could impact future development plans on the underlying properties. XTO Energy has advised the trustee that this monthly deduction will continue to be evaluated and revised as necessary.

3.	Income Taxes

For federal income tax purposes, the Trust constitutes a fixed investment trust that is taxed as a grantor trust. A grantor trust is not subject to tax at the trust level. Accordingly, no provision for income taxes has been made in the financial statements. The unitholders are considered to own the Trust’s income and principal as though no trust were in existence. The income of the Trust is deemed to have been received or accrued by each unitholder at the time such income is received or accrued by the Trust and not when distributed by the Trust. If the Trust borrows against the net profits interest of the Trust, as contemplated in “Administration Expense Reserve,” unrelated business taxable income could result to tax-exempt unitholders.

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

In September 2008, a royalty class action lawsuit was filed against XTO Energy styled Wallace B. Roderick Revocable Living Trust, et al. v. XTO Energy Inc. in the District Court of Kearny County, Kansas. The case was removed to federal court in Wichita, Kansas. The plaintiffs allege that XTO Energy has improperly taken post production costs from royalties paid to the plaintiffs from wells located in Kansas, Oklahoma, and Colorado; later reduced to Kansas. The case was certified as a class action in March 2012. XTO Energy filed an appeal of the class certification to the 10th Circuit Court of Appeals on April 11, 2012, which was granted on June 26, 2012. The court reversed the certification of the class and remanded the case back to the trial court for further proceedings. The case was previously stayed pending a final decision from the Kansas Supreme Court on the Fawcett v. OPIK appeal. Following the decision in Fawcett, the Judge in Roderick ordered new briefing on the pending motions. In its pleadings, the plaintiff has alleged damages in excess of $40 million.

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

XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to these lawsuits and intends to vigorously defend its position. However, XTO Energy has informed the trustee that it is cognizant of other, similar litigation. As these cases develop, XTO Energy will assess its legal position accordingly. If XTO Energy ultimately makes any settlement payments or receives a judgment against it in Chieftain or Roderick, XTO Energy has advised the trustee that the Trust should bear its 80% share of such settlement or judgment, including any future royalty adjustments that would reduce net proceeds. The trustee intends to review any claimed reductions in payment to the Trust based on the facts and circumstances of such settlement or judgment. In light of the arbitration tribunal’s decision on the treatment of the Fankhouser settlement, to the extent that the claims in Chieftain or Roderick are similar to those in Fankhouser, the trustee would likely object to such claimed reductions. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the Trust’s financial position or liquidity though it could be material to the Trust’s annual distributable income. Additionally, XTO Energy has advised the trustee that any reductions would result in costs exceeding revenues on the properties underlying the net profit interests of the cases named above, as applicable, for several monthly distributions, depending on the size of the judgment or settlement, if any, and the net proceeds being paid at that time, which would result in the net profits interest being limited until such time that the revenues exceed the costs for those net profit interests. If there is a settlement or judgment and should XTO Energy and the trustee disagree concerning the amount of the settlement or judgment to be charged, if any, against the Trust’s net profits interests, the matter will be resolved by binding arbitration through the American Arbitration Association under the terms of the Indenture creating the Trust.

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

5.	Excess Costs

	Conveyances (Underlying)
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/15	$1,141,452	$—	$478,735	$1,620,187
Net excess costs for the quarter ended 3/31/16	255,605	97,457	472,481	825,543

Cumulative excess costs remaining at 3/31/16	$1,397,057	$97,457	$951,216	$2,445,730

If monthly costs exceed revenues for any of the three conveyances (one for each of the states of Kansas, Oklahoma and Wyoming), such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from other conveyances.

XTO Energy advised the trustee that lower gas prices caused costs to exceed revenues by a total of $255,605 ($204,484 net to the Trust) on properties underlying the Kansas net profits interest for the quarter ended March 31, 2016.

XTO Energy advised the trustee that lower gas prices caused costs to exceed revenues by a total of $97,457 ($77,966 net to the Trust) on properties underlying the Oklahoma net profits interest for the quarter ended March 31, 2016.

XTO Energy advised the trustee that lower gas prices caused costs to exceed revenues by a total of $472,481 ($377,985 net to the Trust) on properties underlying the Wyoming net profits interest for the quarter ended March 31, 2016.

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

Cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of March 31, 2016 totaled $2,445,730 ($1,956,584 net to the Trust).

6.	Other

XTO Energy advised the trustee that the February 2015 distribution included a one-time prior period adjustment for the recoupment of natural gas liquids revenue from the Trust in the amount of $353,069 ($282,455 net to the Trust) which was deducted from net proceeds for the first quarter of 2015.

7.	Subsequent Event

XTO Energy has advised the trustee that net profits income for the May 2016 distribution will include a one-time reimbursement of approximately $787,000 related to operated overhead corrections for the period January 2014 through February 2016. The reimbursement will affect the net profits income under the Kansas, Oklahoma and Wyoming conveyances by approximately $186,000, $319,000 and $282,000, respectively. Any increase in net profits income will be used to recoup excess costs for that conveyance and to replenish the administration expense reserve to the $1,000,000 level prior to the payment of any distributions.

8.	Administration Expense Reserve

Due to the current level of commodity prices, the Trust is receiving reduced cash distributions and excess costs have accumulated within all three conveyances of the Trust. As a result, the Trust did not receive cash distributions in excess of administrative expenses during first quarter 2016 and utilized a portion of the administrative expense reserve to cover these expenses. The trustee is exploring its options with regards to the payment of the Trust’s obligations if and when the administrative expense reserve is depleted. This may include but is not limited to borrowing against the net profits interest of the Trust. The trustee believes that the current reserve combined with receipt of cash from the matter discussed in Note 7 will be sufficient to pay the Trust’s 2016 obligations.

Item 2.	Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the Trust’s 2015 Annual Report on Form 10-K, as well as the condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The Trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the Trust’s web site at www.hgt-hugoton.com.

Distributable Income

For the quarter ended March 31, 2016, net profits income was $63,562, as compared to $4,136,842 for first quarter 2015. The 98% decrease in net profits income is primarily the result of lower oil and gas prices ($5.7 million), partially offset by decreased taxes, transportation, and other costs ($0.7 million), decreased production expense ($0.6 million) and net excess costs on the underlying properties in 2016 ($0.3 million). See “Net Profits Income” on following page.

After adding interest income of $82, deducting administration expense of $343,847, and reducing the cash reserve $280,203 for the payment of Trust expenses, distributable income for the quarter ended March 31, 2016 was $0, or $0.000000 per unit of beneficial interest. Administration expense for the quarter increased $72,936 from the prior year quarter. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For first quarter 2015, distributable income was $3,766,000 or $0.094150 per unit.

Distributions to unitholders for the quarter ended March 31, 2016 were:

Record Date	Payment Date	Distribution per Unit
January 29, 2016	February 12, 2016	$0.000000
February 29, 2016	March 14, 2016	0.000000
March 31, 2016	April 14, 2016	0.000000

		$0.000000

Net Profits Income

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

•	oil and gas sales volumes,

•	oil and gas sales prices, and

•	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended March 31 (a)		Increase (Decrease)
	2016	2015
Sales Volumes
Gas (Mcf) (b)
Underlying properties	3,763,967	3,714,450	1%
Average per day	40,913	40,374	1%
Net profits interests	28,555	953,182	(97%)
Oil (Bbls) (b)
Underlying properties	47,344	49,386	(4%)
Average per day	515	537	(4%)
Net profits interests	495	16,562	(97%)
Average Sales Prices
Gas (per Mcf)	$1.90	$3.48	(45%)
Oil (per Bbl)	$33.22	$58.00	(43%)
Revenues
Gas sales	$7,157,625	$12,908,609	(45%)
Oil sales	1,572,579	2,864,366	(45%)

Total Revenues	8,730,204	15,772,975	(45%)

Costs
Taxes, transportation and other	1,095,237	1,950,142	(44%)
Production expense	4,546,035	5,415,493	(16%)
Development costs (c)	675,000	600,000	13%
Overhead	3,160,023	3,062,037	3%
Excess costs (d)	(825,543)	(425,750)	94%

Total Costs	8,650,752	10,601,922	(18%)

Net Proceeds	79,452	5,171,053	(98%)
Net Profits Percentage	80%	80%

Net Profits Income	$63,562	$4,136,842	(98%)

(a)	Because of the two-month interval between time of production and receipt of net profits income by the Trust, oil and gas sales for the quarter ended March 31 generally represent production for the period November through January.
(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. As product prices change, the Trust’s share of the production volumes is impacted as the quantity of production to cover expenses in reaching the net profits break-even level changes inversely with price. As such, the underlying property production volume changes may not correlate with the Trust’s net profit share of those volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.
(c)	See Note 2 to Condensed Financial Statements.
(d)	See Note 5 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from first quarter 2015 to first quarter 2016:

Sales Volumes

Gas sales volumes increased 1% and oil sales volumes decreased 4% from first quarter 2015 to first quarter 2016. Increased gas sales volumes are primarily due to the completion of repairs at a third party gas processing system in the Hugoton area following a force majeure incident, partially offset by natural production decline. Decreased oil sales volumes are primarily due to natural production decline, partially offset by timing of cash receipts.

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

Sales Prices

Gas

The first quarter 2016 average gas price was $1.90 per Mcf, a 45% decrease from the first quarter 2015 average gas price of $3.48 per Mcf. Excluding the effects of the natural gas liquids recoupment in February 2015, the average gas price was $3.59 per Mcf in the first quarter of 2015. For more information on the recoupment see “Other” on the following page. Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The first quarter 2016 gas price is primarily related to production from November 2015 through January 2016, when the average NYMEX price was $2.20 per MMBtu. The average NYMEX price for February and March 2016 was $1.95 per MMBtu. At April 21, 2016, the average NYMEX futures price for the following twelve months was $2.62 per MMBtu.

Oil

The first quarter 2016 average oil price was $33.22 per Bbl, a 43% decrease from the first quarter 2015 average oil price of $58.00 per Bbl. Oil prices are expected to remain volatile. The first quarter 2016 oil price is primarily related to production from November 2015 through January 2016, when the average NYMEX price was $37.44 per Bbl. The average NYMEX price for February and March 2016 was $34.11 per Bbl. At April 21, 2016, the average NYMEX futures price for the following twelve months was $45.49 per Bbl.

Costs

Taxes, Transportation and Other

Taxes, transportation and other decreased 44% for the first quarter primarily because of decreased oil and gas production taxes and other deductions related to lower oil and gas revenues and decreased property taxes related to lower valuations.

Production Expense

Production expense decreased 16% for the first quarter primarily because of lower repairs and maintenance, fuel, compressor rental, water disposal and chemical costs.

Development Costs

Development costs deducted in the calculation of net profits income are based primarily on the current level of development expenditures and the development budget. Development costs for first quarter 2016 increased 13% from the prior year quarter.

At December 31, 2015, cumulative budgeted costs deducted exceeded cumulative actual costs by approximately $0.2 million. In calculating net profits income for the quarter ended March 31, 2016, XTO Energy deducted budgeted development costs of $0.7 million. After considering actual development costs of $0.5 million for the quarter, budgeted costs deducted exceeded cumulative actual costs by $0.4 million. First quarter actual development costs primarily relate to disbursements for development activity in fourth quarter 2015.

XTO Energy has advised the trustee that revised 2016 budgeted development costs for the underlying properties are between $2 million and $4 million. The 2016 budget year generally coincides with the Trust distribution months from April 2016 through March 2017. The monthly development cost deduction will be reevaluated by XTO Energy and revised as necessary, based on the 2016 budget and the timing and amount of actual expenditures. See Note 2 to Condensed Financial Statements.

Overhead

Overhead increased 3% for the first quarter primarily because of the annual rate adjustment based on an industry index.

Excess Costs

If monthly costs exceed revenues for any of the three conveyances (one for each of the states of Kansas, Oklahoma and Wyoming), such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from other conveyances.

XTO Energy advised the trustee that lower gas prices caused costs to exceed revenues by a total of $255,605 ($204,484 net to the Trust) on properties underlying the Kansas net profits interest for the quarter ended March 31, 2016.

XTO Energy advised the trustee that lower gas prices caused costs to exceed revenues by a total of $97,457 ($77,966 net to the Trust) on properties underlying the Oklahoma net profits interest for the quarter ended March 31, 2016.

XTO Energy advised the trustee that lower gas prices caused costs to exceed revenues by a total of $472,481 ($377,985 net to the Trust) on properties underlying the Wyoming net profits interest for the quarter ended March 31, 2016.

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

Cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of March 31, 2016 totaled $2,445,730 ($1,956,584 net to the Trust).

Administration Expense Reserve

Due to the current level of commodity prices, the Trust is receiving reduced cash distributions and excess costs have accumulated within all three conveyances of the Trust. As a result, the Trust did not receive cash distributions in excess of administrative expenses during first quarter 2016 and utilized a portion of the administrative expense reserve to cover these expenses. The trustee is exploring its options with regards to the payment of the Trust’s obligations if and when the administrative expense reserve is depleted. This may include but is not limited to borrowing against the net profits interest of the Trust. The trustee believes that the current reserve combined with receipt of cash from the matter discussed in Note 7 will be sufficient to pay the Trust’s 2016 obligations.

Other

XTO Energy advised the trustee that the February 2015 distribution included a one-time prior period adjustment for the recoupment of natural gas liquids revenue from the Trust in the amount of $353,069 ($282,455 net to the Trust) which was deducted from net proceeds for the first quarter of 2015.

Contingencies

XTO Energy is a party to certain litigation affecting the underlying properties. See Note 4 to Condensed Financial Statements.

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

Forward-Looking Statements

Statements in this report relating to future plans, predictions, events or conditions are forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding the net profits interests, underlying properties, development activities, annual and monthly development, production and other costs and expenses, monthly development cost deductions, oil and gas prices and differentials to NYMEX prices, supply levels, future drilling, workover and restimulation plans, the outcome of litigation and impact on Trust proceeds, distributions to unitholders, and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015, which is incorporated by this reference as though fully set forth herein. XTO Energy and the trustee assume no duty to update these statements as of any future date.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the Trust’s market risks from the information disclosed in Part II, Item 7A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015.

Items 2 through 5.

Not applicable.

Item 6.	Exhibits.

(a)	Exhibits.

Exhibit Number and Description

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Hugoton Royalty Trust filed with the Securities and Exchange Commission on March 11, 2016 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST By SOUTHWEST BANK, TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: May 5, 2016	By	/S/ BETH E. CASTEEL
Beth E. Casteel
Vice President - Upstream Business Services