Form 10-Q
period 2016-06-30
HUGOTON ROYALTY TRUST
filed 2016-08-04
CIK 862022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Outstanding as of July 1, 2016

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Hugoton Royalty Trust at June 30, 2016 and the distributable income and changes in trust corpus for the three- and six-month periods ended June 30, 2016 and 2015 have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. The condensed financial statements as of June 30, 2016, and for the three-month and six-month periods ended June 30, 2016 and 2015 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust and

Southwest Bank, Trustee:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Hugoton Royalty Trust (the “Trust”) as of June 30, 2016, and the related condensed statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2016 and 2015. These interim financial statements are the responsibility of the Trustee.

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

/s/ PricewaterhouseCoopers LLP

Dallas, TX

August 4, 2016

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Cash and short-term investments	$726,025	$1,284,880
Net profits interests in oil and gas properties - net (Note 1)	28,801,000	86,900,231

	$29,527,025	$88,185,111

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$—	$284,880
Expense reserve (a)	726,025	1,000,000
Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	28,801,000	86,900,231

	$29,527,025	$88,185,111

(a)	The expense reserve allows the trustee to pay its obligations should it be unable to pay them out of the net profits income. This reserve will be fully funded at $1,000,000.

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Net profits income	$199,545	$1,463,774	$263,107	$5,600,616
Interest income	173	51	255	120

Total income	199,718	1,463,825	263,362	5,600,736
Administration expense	193,490	178,105	537,337	449,016
Cash reserves withheld (used) for Trust expenses	6,228	100,000	(273,975)	200,000

Distributable income	$0	$1,185,720	$0	$4,951,720

Distributable income per unit (40,000,000 units)	$0.000000	$0.029643	$0.000000	$0.123793

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Trust corpus, beginning of period	$86,728,951	$88,475,434	$86,900,231	$89,596,828
Amortization of net profits interests	(621,424)	(537,671)	(792,704)	(1,659,065)
Impairment of net profits interest (Note 1)	(57,306,527)	(0)	(57,306,527)	(0)
Distributable income	0	1,185,720	0	4,951,720
Distributions declared	(0)	(1,185,720)	(0)	(4,951,720)

Trust corpus, end of period	$28,801,000	$87,937,763	$28,801,000	$87,937,763

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

–	Net profits income is computed separately for each of the three conveyances under which the net profits interests were conveyed to the Trust. If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from the other conveyances.

–	Interest income and distribution payable to unitholders include interest earned on the previous month’s investment.

–	Trust expenses are recorded based on liabilities paid and cash reserves established by the trustee for liabilities and contingencies.

–	Distributions to unitholders are recorded when declared by the trustee.

–	The Trust may dispose of all or part of the net profits interests if approved by a vote of holders of 80% or more of the outstanding trust units, or upon trust termination. Otherwise, the Trust is required to sell up to 1% of the value of the net profits interests in any calendar year, pursuant to notice from XTO Energy of its desire to sell the related underlying properties. Any sale must be for cash with 80% of the proceeds distributed to the unitholders on the next declared distribution.

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

Impairment of Net Profits Interest

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

In light of lower long term prices used to develop projections of future cash flows, continued excess costs on two conveyances and zero distributions to unitholders for the six months ended June 30, 2016, the trustee concluded that an impairment trigger event had occurred in the second quarter of 2016. An assessment of the forecasted net cash flows was performed for the NPI. The result of the assessment indicated that the estimated undiscounted future net cash flows from the NPI were below the carrying value of the NPI. During the second quarter of 2016, the NPI was written down to its fair value of $ 28.8 million, resulting in a $ 57.3 million impairment charged directly to Trust corpus, which does not affect distributable income. The fair value of the NPI was developed using estimates for future oil and gas production attributable to the Trust, future crude oil and natural gas commodity prices published by third-party industry experts (adjusted for basis differentials), estimated taxes, development and operating expenses, and a risk-adjusted discount rate.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the Trust. For the quarter ended June 30, 2016, the carrying value of the NPI was written down to its fair value, resulting in an impairment of $57,306,527 charged directly to Trust corpus. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to Trust corpus. Accumulated amortization was $160,959,424 as of June 30, 2016 and $160,166,720 as of December 31, 2015.

2.	Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Cumulative actual costs under (over) the amount deducted - beginning of period	$404,839	$453,123	$239,528	$1,242,998
Actual costs	(216,088)	(982,362)	(725,777)	(2,372,237)
Budgeted costs deducted	250,000	600,000	925,000	1,200,000

Cumulative actual costs under (over) the amount deducted - end of period	$438,751	$70,761	$438,751	$70,761

The monthly development cost deduction was $200,000 from the January 2015 distribution through the August 2015 distribution. Due to the anticipated level of actual costs and the 2015 development budget, the development cost deduction was increased to $300,000 beginning with the September 2015 distribution and was maintained at that level through January 2016. Due to the level of actual development costs, the monthly development cost deduction was decreased from $300,000 to $187,500 beginning in February 2016 and was maintained at that level through the March 2016 distribution. Due to the revised 2016 budget, the monthly development cost deduction was decreased to $100,000 beginning with the April 2016 distribution and due to the level of actual development costs the monthly development cost deduction was further decreased to $50,000 beginning with the June 2016 distribution. The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. Changes in oil or natural gas prices could impact future development plans on the underlying properties. XTO Energy has advised the trustee that this monthly deduction will continue to be evaluated and revised as necessary.

3.	Income Taxes

For federal income tax purposes, the Trust constitutes a fixed investment trust that is taxed as a grantor trust. A grantor trust is not subject to tax at the trust level. Accordingly, no provision for income taxes has been made in the financial statements. The unitholders are considered to own the Trust’s income and principal as though no trust were in existence. The income of the Trust is deemed to have been received or accrued by each unitholder at the time such income is received or accrued by the Trust and not when distributed by the Trust. If the Trust borrows against the net profits interest of the Trust, as contemplated in “Administration Expense Reserve,” unrelated business taxable income could result to tax-exempt unitholders. Impairment for book purposes will not result in a loss for tax purposes for the unitholders until the loss is recognized.

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

In September 2008, a royalty class action lawsuit was filed against XTO Energy styled Wallace B. Roderick Revocable Living Trust, et al. v. XTO Energy Inc. in the District Court of Kearny County, Kansas. The case was removed to federal court in Wichita, Kansas. The plaintiffs allege that XTO Energy has improperly taken post production costs from royalties paid to the plaintiffs from wells located in Kansas, Oklahoma, and Colorado; later reduced to Kansas. The case was certified as a class action in March 2012. XTO Energy filed an appeal of the class certification to the 10th Circuit Court of Appeals on April 11, 2012, which was granted on June 26, 2012. The court reversed the certification of the class and remanded the case back to the trial court for further proceedings. The case was previously stayed pending a final decision from the Kansas Supreme Court on the Fawcett v. OPIK appeal. Following the decision in Fawcett, the Judge in Roderick ordered new briefing on the pending motions. In its pleadings, the plaintiff has alleged damages in excess of $40 million. On June 22, 2016, plaintiffs’ Second Motion for Class Certification was denied.

In December 2010, a royalty class action lawsuit was filed against XTO Energy styled Chieftain Royalty Company v. XTO Energy Inc. in Coal County District Court, Oklahoma. XTO Energy removed the case to federal court in the Eastern District of Oklahoma. The plaintiffs allege that XTO Energy wrongfully deducted fees from royalty payments on Oklahoma wells, failed to make diligent efforts to secure the best terms available for the sale of gas and its constituents, and demand an accounting to determine whether they have been fully and fairly paid gas royalty interests. The case was certified as a class action in April 2012. XTO Energy filed an appeal of the class certification to the 10th Circuit Court of Appeals on April 26, 2012, which was granted on June 26, 2012. The court reversed the certification of the class and remanded the case back to the trial court for further proceedings. A non-binding mediation is scheduled for September 1, 2016.

XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to these lawsuits and intends to vigorously defend its position. However, XTO Energy has informed the trustee that it is cognizant of other, similar litigation. As these cases develop, XTO Energy will assess its legal position accordingly. If XTO Energy ultimately makes any settlement payments or receives a judgment against it in Chieftain or Roderick, XTO Energy has advised the trustee that the Trust should bear its 80% share of such settlement or judgment, including any future royalty adjustments that would reduce net proceeds. The trustee intends to review any claimed reductions in payment to the Trust based on the facts and circumstances of such settlement or judgment. In light of a 2014 arbitration decision in which a three panel tribunal decided that the settlement in Fankhouser v. XTO Energy, Inc, including a new royalty calculation for future royalty payments, could not be charged to the Trust, to the extent that the claims in Chieftain or Roderick are similar to those in Fankhouser the trustee would likely object to such claimed reductions. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the Trust’s financial position or liquidity though it could be material to the Trust’s annual distributable income. Additionally, XTO Energy has advised the trustee that any reductions would result in costs exceeding revenues on the properties underlying the net profit interests of the cases named above, as applicable, for several monthly distributions, depending on the size of the judgment or settlement, if any, and the net proceeds being paid at that time, which would result in the net profits interest being limited until such time that the revenues exceed the costs for those net profit interests. If there is a settlement or judgment and should XTO Energy and the trustee disagree concerning the amount of the settlement or judgment to be charged, if any, against the Trust’s net profits interests, the matter will be resolved by binding arbitration through the American Arbitration Association under the terms of the Indenture creating the Trust.

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

5.	Excess Costs

	Conveyances (Underlying)
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/15	$1,141,452	$—	$478,735	$1,620,187
Net excess costs for the quarter ended 3/31/16	255,605	97,457	472,481	825,543
Net excess costs (recovery) for the quarter ended 6/30/16	(71,807)	(97,457)	570,141	400,877

Cumulative excess costs remaining at 6/30/16	$1,325,250	$—	$1,521,357	$2,846,607

If monthly costs exceed revenues for any of the three conveyances (one for each of the states of Kansas, Oklahoma and Wyoming), such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from other conveyances.

XTO Energy advised the trustee that a one-time reimbursement for overhead corrections, led to the partial recovery of excess costs of $71,807 ($57,446 net to the Trust) on properties underlying the Kansas net profits interest for the quarter ended June 30, 2016. XTO Energy advised the trustee that lower gas prices caused costs to exceed revenues by a total of $255,605 ($204,484 net to the Trust) on properties underlying the Kansas net profits interest for the quarter ended March 31, 2016.

XTO Energy advised the trustee that a one-time reimbursement for overhead corrections led to full recovery of excess costs, plus accrued interest of $1,059 ($847 net to the Trust), on properties underlying the Oklahoma net profits interest for the quarter ended June 30, 2016. XTO Energy advised the trustee that lower gas prices caused costs to exceed revenues by a total of $97,457 ($77,966 net to the Trust) on properties underlying the Oklahoma net profits interest for the quarter ended March 31, 2016.

XTO Energy advised the trustee that lower gas prices, partially offset by a one-time reimbursement for overhead corrections caused costs to exceed revenues by a total of $570,141 ($456,113 net to the Trust) on properties underlying the Wyoming net profits interest for the quarter ended June 30, 2016. XTO Energy advised the trustee that lower gas prices caused costs to exceed revenues by a total of $472,481 ($377,985 net to the Trust) on properties underlying the Wyoming net profits interest for the quarter ended March 31, 2016.

XTO Energy advised the trustee that increased costs, decreased gas production and lower gas prices caused costs to exceed revenues by a total of $367,814 ($294,251 net to the Trust) for the quarter ended June 30, 2015 and $338,668 ($270,934 net to the Trust) for the quarter ended March 31, 2015 on properties underlying the Kansas net profits interest.

XTO Energy advised the trustee that lower gas prices and increased costs caused costs to exceed revenues by a total of $125,832 ($100,666 net to the Trust) for the quarter ended June 30, 2015 and $87,082 ($69,666 net to the Trust) for the quarter ended March 31, 2015 on properties underlying the Wyoming net profits interest.

Cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of June 30, 2016 totaled $2,846,607 ($2,277,286 net to the Trust).

6.	Administration Expense Reserve

Due to the current level of commodity prices, the Trust is receiving reduced cash distributions and excess costs have accumulated within two of the three conveyances of the Trust. As a result, administrative expenses have exceeded cash disbursements received during the first half of 2016 in all months except May. The May 2016 distribution included a one-time reimbursement related to operated overhead, which allowed the trustee to cover administrative expenses and partially replenish the expense reserve. With the increase in natural gas and oil prices, there was sufficient net profits income for the July distribution to replenish the expense reserve to $1,000,000 after paying administrative expenses and providing a distribution to unitholders. The trustee believes that the current reserve will be sufficient to pay the Trust’s obligations for the next year.

The trustee is exploring its options with regards to the payment of the Trust’s obligations if and when the administrative expense reserve is depleted. This may include but is not limited to borrowing against the net profits interest of the Trust. Such borrowing may result in unrelated business taxable income to unitholders who are exempt organizations.

7.	Operated Overhead

XTO Energy advised the trustee that the May 2016 distribution included a one-time reimbursement of $788,000 related to operated overhead corrections for the period of January 2014 through February 2016. The reimbursement affected the net profits income under the Kansas, Oklahoma and Wyoming conveyances by approximately $186,000, $320,000 and $282,000 respectively.

8.	Other

XTO Energy advised the trustee that the February 2015 distribution included a one-time prior period adjustment for the recoupment of natural gas liquids revenue from the Trust in the amount of $353,069 ($282,455 net to the Trust) which was deducted from net proceeds for the first quarter of 2015.

9.	Subsequent Events

XTO Energy has advised the trustee that net profits income for August 2016 will include an additional reimbursement of approximately $450,000 related to operated overhead corrections for the period of January 2014 through May 2016. The reimbursement will affect the net profits income under the Oklahoma conveyance.

XTO Energy has advised the trustee that net profits income for August 2016 will include approximately $500,000 in additional gathering fees for the period of December 2015 through May 2016 related to a gas purchase contract change subsequent to June 30, 2016 that includes production from properties underlying the Oklahoma conveyance.

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

Distributable Income

Quarter

For the quarter ended June 30, 2016, net profits income was $199,545, as compared to $1,463,774 for second quarter 2015. This 86% decrease in net profits income is primarily the result of lower oil and gas prices ($3.2 million), partially offset by decreased production expense ($1.4 million), lower development costs ($0.3 million), and decreased taxes, transportation, and other costs ($0.3 million). See “Net Profits Income” on following page.

After adding interest income of $173, deducting administration expense of $193,490, and increasing the cash reserve $6,228 for the payment of Trust expenses, distributable income for the quarter ended June 30, 2016 was $0, or $0.000000 per unit of beneficial interest. Administration expense for the quarter increased $15,385 as compared to the prior year quarter. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For second quarter 2015, distributable income was $1,185,720 or $0.029643 per unit.

Distributions to unitholders for the quarter ended June 30, 2016 were:

Record Date	Payment Date	Distribution per Unit
April 29, 2016	May 13, 2016	$0.000000
May 31, 2016	June 14, 2016	0.000000
June 30, 2016	July 15, 2016	0.000000

		$0.000000

Six Months

For the six months ended June 30, 2016, net profits income was $263,107 compared with $5,600,616 for the same 2015 period. This 95% decrease in net profits income is primarily the result of lower oil and gas prices ($8.8 million), partially offset by decreased production expense ($2.1 million), lower taxes, transportation, and other costs ($1.0 million), decreased development costs ($0.2 million), and net excess costs in 2016 ($0.2 million). See “Net Profits Income” below.

After adding interest income of $255, deducting administration expense of $537,337, and reducing the cash reserve $273,975 for the payment of Trust expenses, distributable income for the six months ended June 30, 2016 was $0, or $0.000000 per unit of beneficial interest. Administration expense for the six months ended June 30, 2016 increased $88,321 as compared to the same 2015 period. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For the six months ended June 30, 2015, distributable income was $4,951,720, or $0.123793 per unit.

Net Profits Income

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

–	oil and gas sales volumes,

–	oil and gas sales prices, and

–	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended June 30 (a)		Increase (Decrease)	Six Months Ended June 30 (a)		Increase (Decrease)
	2016	2015		2016	2015
Sales Volumes
Gas (Mcf) (b)
Underlying properties	3,693,407	3,694,440	—	7,457,374	7,408,890	1%
Average per day	41,038	41,511	(1%)	40,975	40,933	—
Net profits interests	103,592	457,069	(77%)	132,147	1,410,251	(91%)
Oil (Bbls) (b)
Underlying properties	47,291	48,597	(3%)	94,635	97,983	(3%)
Average per day	525	546	(4%)	520	541	(4%)
Net profits interests	1,827	8,863	(79%)	2,322	25,425	(91%)
Average Sales Prices
Gas (per Mcf)	$1.61	$2.50	(36%)	$1.76	$2.99	(41%)
Oil (per Bbl)	$32.28	$46.84	(31%)	$32.75	$52.46	(38%)
Revenues
Gas sales	$5,964,005	$9,219,851	(35%)	$13,121,630	$22,128,460	(41%)
Oil sales	1,526,739	2,276,086	(33%)	3,099,318	5,140,452	(40%)

Total Revenues	7,490,744	11,495,937	(35%)	16,220,948	27,268,912	(41%)

Costs
Taxes, transportation and other	1,215,472	1,587,318	(23%)	2,310,709	3,537,460	(35%)
Production expense	4,171,539	4,874,711	(14%)	8,717,574	10,290,204	(15%)
Development costs (c)	250,000	600,000	(58%)	925,000	1,200,000	(23%)
Overhead (e)	2,004,119	3,097,837	(35%)	5,164,142	6,159,874	(16%)
Excess costs (d)	(399,818)	(493,646)	(19%)	(1,225,361)	(919,396)	33%

Total Costs	7,241,312	9,666,220	(25%)	15,892,064	20,268,142	(22%)

Net Proceeds	249,432	1,829,717	(86%)	328,884	7,000,770	(95%)
Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$199,545	$1,463,774	(86%)	$263,107	$5,600,616	(95%)

(a)	Because of the two-month interval between time of production and receipt of net profits income by the Trust, (1) oil and gas sales for the quarter ended June 30 generally represent production for the period February through April and (2) oil and gas sales for the six months ended June 30 generally represent production for the period November through April.
(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. As product prices change, the Trust’s share of the production volumes is impacted as the quantity of production to cover expenses in reaching the net profits break-even level changes inversely with price. As such, the underlying property production volume changes may not correlate with the Trust’s net profit share of those volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.
(c)	See Note 2 to Condensed Financial Statements.
(d)	See Note 5 to Condensed Financial Statements.
(e)	See Note 7 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from second quarter 2015 to second quarter 2016 and from the first six months of 2015 to the comparable period in 2016:

Sales Volumes

Gas

Gas sales volumes were relatively flat from second quarter 2015 to second quarter 2016 as natural production decline was offset by completion of repairs at a third party gas processing system in the Hugoton area following a force majeure incident and the timing of cash receipts.

Gas sales volumes increased 1% for the six-month period as compared with the same 2015 period primarily due to timing of cash receipts and the completion of repairs at a third party gas processing system in the Hugoton area following a force majeure incident, partially offset by natural production decline.

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

Oil

Oil sales volumes decreased 3% for second quarter and 3% for the six-month period as compared with the same 2015 periods primarily due to natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Gas

The second quarter 2016 average gas price was $1.61 per Mcf, a 36% decrease from the second quarter 2015 average gas price of $2.50 per Mcf. For the six-month period, the average gas price decreased 41% to $1.76 per Mcf in 2016 from $2.99 per Mcf in 2015. Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The second quarter 2016 gas price is primarily related to production from February through April 2016, when the average NYMEX price was $1.93 per MMBtu. The average NYMEX price for May and June 2016 was $1.98 per MMBtu. On July 18, 2016, the average NYMEX futures price for the following twelve months was $3.03 per MMBtu.

Oil

The second quarter 2016 average oil price was $32.28 per Bbl, a 31% decrease from the second quarter 2015 average oil price of $46.84 per Bbl. The year-to-date average oil price decreased 38% to $32.75 per Bbl in 2016 from $52.46 per Bbl in 2015. Oil prices are expected to remain volatile. The second quarter 2016 oil price is primarily related to production from February through April 2016, when the average NYMEX price was $36.57 per Bbl. The average NYMEX price for May and June 2016 was $47.81 per Bbl. On July 18, 2016, the average NYMEX futures price for the following twelve months was $48.19 per Bbl.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs decreased 23% for the second quarter and 35% for the six-month period primarily because of decreased oil and gas production taxes and other deductions related to lower oil and gas revenues and decreased property taxes related to lower valuations.

Production Expense

Production expense decreased 14% for the second quarter and 15% for the six-month period primarily because of decreased repairs and maintenance, field, compressor rental, fuel and labor costs.

Development Costs

Development costs deducted in the calculation of net profits income are based primarily on the current level of development expenditures and the development budget. These development costs decreased 58% for the second quarter and 23% for the six-month period.

At December 31, 2015, cumulative budgeted costs deducted exceeded cumulative actual costs by approximately $0.2 million. In calculating net profits income for the quarter ended June 30, 2016, XTO Energy deducted budgeted development costs of $0.3 million for the quarter and $0.9 million for the six-month period. After considering actual development costs of $0.2 million for the quarter and $0.7 million for the six-month period, cumulative budgeted costs deducted exceeded actual costs deducted by approximately $0.4 million at June 30, 2016.

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

Overhead

Overhead decreased 35% for the quarter and 16% for the six-month period primarily because of a one-time reimbursement of approximately $788,000 related to operated overhead corrections for the period of January 2014 through February 2016, and the annual rate adjustment based on an industry index. See Note 7 to Condensed Financial Statements.

Excess Costs

If monthly costs exceed revenues for any of the three conveyances (one for each of the states of Kansas, Oklahoma and Wyoming), such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from other conveyances.

XTO Energy advised the trustee that a one-time reimbursement for overhead corrections, led to the partial recovery of excess costs of $71,807 ($57,446 net to the Trust) on properties underlying the Kansas net profits interest for the quarter ended June 30, 2016. XTO Energy advised the trustee that lower gas prices caused costs to exceed revenues by a total of $255,605 ($204,484 net to the Trust) on properties underlying the Kansas net profits interest for the quarter ended March 31, 2016.

XTO Energy advised the trustee that a one-time reimbursement for overhead corrections led to full recovery of excess costs, plus accrued interest of $1,059 ($847 net to the Trust), on properties underlying the Oklahoma net profits interest for the quarter ended June 30, 2016. XTO Energy advised the trustee that lower gas prices caused costs to exceed revenues by a total of $97,457 ($77,966 net to the Trust) on properties underlying the Oklahoma net profits interest for the quarter ended March 31, 2016.

XTO Energy advised the trustee that lower gas prices, partially offset by a one-time reimbursement for overhead corrections caused costs to exceed revenues by a total of $570,141 ($456,113 net to the Trust) on properties underlying the Wyoming net profits interest for the quarter ended June 30, 2016. XTO Energy advised the trustee that lower gas prices caused costs to exceed revenues by a total of $472,481 ($377,985 net to the Trust) on properties underlying the Wyoming net profits interest for the quarter ended March 31, 2016.

XTO Energy advised the trustee that increased costs, decreased gas production and lower gas prices caused costs to exceed revenues by a total of $367,814 ($294,251 net to the Trust) for the quarter ended June 30, 2015 and $338,668 ($270,934 net to the Trust) for the quarter ended March 31, 2015 on properties underlying the Kansas net profits interest.

XTO Energy advised the trustee that lower gas prices and increased costs caused costs to exceed revenues by a total of $125,832 ($100,666 net to the Trust) for the quarter ended June 30, 2015 and $87,082 ($69,666 net to the Trust) for the quarter ended March 31, 2015 on properties underlying the Wyoming net profits interest.

Cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of June 30, 2016 totaled $2,846,607 ($2,277,286 net to the Trust).

Impairment of Net Profits Interest

In light of lower long term prices used to develop projections of future cash flows, continued excess costs on two conveyances and zero distributions to unitholders for the six months ended June 30, 2016, the trustee concluded that an impairment trigger event had occurred in the second quarter of 2016. An assessment of the forecasted net cash flows was performed for the NPI. The result of the assessment indicated that the estimated undiscounted future net cash flows from the NPI were below the carrying value of the NPI. During the second quarter of 2016, the NPI was written down to its fair value of $28.8 million, resulting in a $57.3 million impairment charged directly to Trust corpus, which does not affect distributable income. The fair value of the NPI was developed using estimates for future oil and gas production attributable to the Trust, future crude oil and natural gas commodity prices published by third-party industry experts (adjusted for basis differentials), estimated taxes, development and operating expenses, and a risk-adjusted discount rate.

Administration Expense Reserve

Due to the current level of commodity prices, the Trust is receiving reduced cash distributions and excess costs have accumulated within two of the three conveyances of the Trust. As a result, administrative expenses have exceeded cash disbursements received during the first half of 2016 in all months except May. The May 2016 distribution included a one-time reimbursement related to operated overhead, which allowed the trustee to cover administrative expenses and partially replenish the expense reserve. With the increase in natural gas and oil prices, there was sufficient net profits income for the July distribution to replenish the expense reserve to $1,000,000 after paying administrative expenses and providing a distribution to unitholders. The trustee believes that the current reserve will be sufficient to pay the Trust’s obligations for the next year.

The trustee is exploring its options with regards to the payment of the Trust’s obligations if and when the administrative expense reserve is depleted. This may include but is not limited to borrowing against the net profits interest of the Trust. Such borrowing may result in unrelated business taxable income to unitholders who are exempt organizations.

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

HUGOTON ROYALTY TRUST By SOUTHWEST BANK, TRUSTEE

By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: August 4, 2016	By	/s/ BETH E. CASTEEL
Beth E. Casteel
Vice President - Upstream Business Services