Form 10-Q
period 2016-09-30
HUGOTON ROYALTY TRUST
filed 2016-11-04
CIK 862022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Outstanding as of October 3, 2016
40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Hugoton Royalty Trust at September 30, 2016 and the distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2016 and 2015 have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. The condensed financial statements as of September 30, 2016, and for the three-month and nine-month periods ended September 30, 2016 and 2015 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust and

Southwest Bank, Trustee:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Hugoton Royalty Trust (the “Trust”) as of September 30, 2016, and the related condensed statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2016 and 2015. These interim financial statements are the responsibility of the Trustee.

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

/s/ PricewaterhouseCoopers LLP

Dallas, TX

November 4, 2016

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	September 30, 2016	December 31, 2015
ASSETS

Cash and short-term investments	$1,488,680	$1,284,880

Net profits interests in oil and gas properties—net (Note 1)	27,658,435	86,900,231

	$29,147,115	$88,185,111

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$488,680	$284,880

Expense reserve (a)	1,000,000	1,000,000

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	27,658,435	86,900,231

	$29,147,115	$88,185,111

(a)	The expense reserve allows the trustee to pay its obligations should it be unable to pay them out of the net profits income. This reserve is fully funded at $1,000,000.

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Net profits income	$1,253,498	$1,584,694	$1,516,605	$7,185,310

Interest income	289	46	544	166

Total income	1,253,787	1,584,740	1,517,149	7,185,476

Administration expense	187,892	187,500	725,229	636,516

Cash reserves withheld (used) for Trust expenses	273,975	50,000	—	250,000

Distributable income	$791,920	$1,347,240	$791,920	$6,298,960

Distributable income per unit (40,000,000 units)	$0.019798	$0.033681	$0.019798	$0.157474

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Trust corpus, beginning of period	$28,801,000	$87,937,763	$86,900,231	$89,596,828

Amortization of net profits interests	(1,142,565)	(614,993)	(1,935,269)	(2,274,058)

Impairment of net profits interest (Note 1)	(0)	(0)	(57,306,527)	(0)

Distributable income	791,920	1,347,240	791,920	6,298,960

Distributions declared	(791,920)	(1,347,240)	(791,920)	(6,298,960)

Trust corpus, end of period	$27,658,435	$87,322,770	$27,658,435	$87,322,770

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

—	Net profits income is computed separately for each of the three conveyances under which the net profits interests were conveyed to the Trust. If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from the other conveyances.

—	Interest income and distribution payable to unitholders include interest earned on the previous month’s investment.

—	Trust expenses are recorded based on liabilities paid and cash reserves established by the trustee for liabilities and contingencies.

—	Distributions to unitholders are recorded when declared by the trustee.

—	The Trust may dispose of all or part of the net profits interests if approved by a vote of holders of 80% or more of the outstanding trust units, or upon trust termination. Otherwise, the Trust is required to sell up to 1% of the value of the net profits interests in any calendar year, pursuant to notice from XTO Energy of its desire to sell the related underlying properties. Any sale must be for cash with 80% of the proceeds distributed to the unitholders on the next declared distribution.

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

In light of lower long term prices used to develop projections of future cash flows, continued excess costs on two conveyances and zero distributions to unitholders for the six months ended June 30, 2016, the trustee concluded that an impairment trigger event had occurred in the second quarter of 2016 and an assessment of the forecasted net cash flows was performed for the NPI. The fair value of the NPI was developed using estimates for future oil and gas production attributable to the Trust, future crude oil and natural gas commodity prices published by third-party industry experts (adjusted for basis differentials), estimated taxes, development and operating expenses, and a risk-adjusted discount rate. The result of the assessment indicated that the estimated undiscounted future net cash flows from the NPI were below the carrying value of the NPI. The NPI was written down to its fair value of $28.8 million, resulting in a $57.3 million impairment charged directly to Trust corpus, which did not affect distributable income. There have been no events or changes in circumstances to indicate the carrying value of the NPI may not be recoverable, and there is no further impairment of the assets as of September 30, 2016.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the Trust. During the second quarter 2016, the carrying value of the NPI was written down to its fair value of $28,801,000, resulting in an impairment of $57,306,527 charged directly to Trust corpus. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to Trust corpus. Accumulated amortization was $162,101,989 as of September 30, 2016 and $160,166,720 as of December 31, 2015.

2. Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Cumulative actual costs under (over) the amount deducted—beginning of period	$438,751	$70,761	$239,528	$1,242,998
Actual costs	(502,300)	(805,965)	(1,228,077)	(3,178,202)
Budgeted costs deducted	150,000	700,000	1,075,000	1,900,000

Cumulative actual costs under (over) the amount deducted—end of period	$86,451	$(35,204)	$86,451	$(35,204)

The monthly development cost deduction was $200,000 from the January 2015 distribution through the August 2015 distribution. Due to the anticipated level of actual costs and the 2015 development budget, the development cost deduction was increased to $300,000 beginning with the September 2015 distribution and was maintained at that level through January 2016. Due to the level of actual development costs, the monthly development cost deduction was decreased from $300,000 to $187,500 beginning in February 2016 and was maintained at that level through March 2016. Due to the revised 2016 budget, the monthly development cost deduction was decreased to $100,000 beginning in April 2016 and due to the level of actual development costs the monthly development cost deduction was further decreased to $50,000 beginning in June 2016. The deduction was maintained at that level through the September 2016 distribution. The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. Changes in oil or natural gas prices could impact future development plans on the underlying properties. XTO Energy has advised the trustee that this monthly deduction will continue to be evaluated and revised as necessary.

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

4. Contingencies

In September 2008, a royalty class action lawsuit was filed against XTO Energy styled Wallace B. Roderick Revocable Living Trust, et al. v. XTO Energy Inc. in the District Court of Kearny County, Kansas. The case was removed to federal court in Wichita, Kansas. The plaintiffs alleged that XTO Energy had improperly taken post production costs from royalties paid to the plaintiffs from wells located in Kansas, Oklahoma, and Colorado; later reduced to Kansas. The case was certified as a class action in March 2012. XTO Energy filed an appeal of the class certification to the 10th Circuit Court of Appeals on April 11, 2012, which was granted on June 26, 2012. The court reversed the certification of the class and remanded the case back to the trial court for further proceedings. The case was previously stayed pending a final decision from the Kansas Supreme Court on the Fawcett v. OPIK appeal. Following the decision in Fawcett, the Judge in Roderick ordered new briefing on the pending motions. In its pleadings, the plaintiff had alleged damages in excess of $40 million. On June 22, 2016, plaintiffs’ Second Motion for Class Certification was denied. In light of the denied certification, the plaintiff moved to dismiss the case. A dismissal order has been signed and the case is now concluded.

In December 2010, a royalty class action lawsuit was filed against XTO Energy styled Chieftain Royalty Company v. XTO Energy Inc. in Coal County District Court, Oklahoma. XTO Energy removed the case to federal court in the Eastern District of Oklahoma. The plaintiffs allege that XTO Energy wrongfully deducted fees from royalty payments on Oklahoma wells, failed to make diligent efforts to secure the best terms available for the sale of gas and its constituents, and demand an accounting to determine whether they have been fully and fairly paid gas royalty interests. The case was certified as a class action in April 2012. XTO Energy filed an appeal of the class certification to the 10th Circuit Court of Appeals on April 26, 2012, which was granted on June 26, 2012. The court reversed the certification of the class and remanded the case back to the trial court for further proceedings. A non-binding mediation occurred September 1, 2016, but was unsuccessful. Pretrial discovery continues.

XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to the Chieftain lawsuit and intends to vigorously defend its position. However, XTO Energy has informed the trustee that it is cognizant of other, similar litigation. As these cases develop, XTO Energy will assess its legal position accordingly. If XTO Energy ultimately makes any settlement payments or receives a judgment against it in Chieftain, XTO Energy has advised the trustee that the Trust should bear its 80% share of such settlement or judgment, including any future royalty adjustments that would reduce net proceeds. The trustee intends to review any claimed reductions in payment to the Trust based on the facts and circumstances of such settlement or judgment. In light of a 2014 arbitration decision in which a three panel tribunal decided that the settlement in Fankhouser v. XTO Energy, Inc., including a new royalty calculation for future royalty payments, could not be charged to the Trust, to the extent that the claims in Chieftain are similar to those in Fankhouser the trustee would likely object to such claimed reductions. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the Trust’s financial position or liquidity though it could be material to the Trust’s annual distributable income. Additionally, XTO Energy has advised the trustee that any reductions would result in costs exceeding revenues on the properties underlying the net profit interests of the case, as applicable, for several monthly distributions, depending on the size of the judgment or settlement, if any, and the net proceeds being paid at that time, which would result in the net profits interest being limited until such time that the revenues exceed the costs for those net profit interests. If there is a settlement or judgment and should XTO Energy and the trustee disagree concerning the amount of the settlement or judgment to be charged, if any, against the Trust’s net profits interests, the matter will be resolved by binding arbitration through the American Arbitration Association under the terms of the Indenture creating the Trust.

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

5. Excess Costs

	Conveyances (Underlying)
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/15	$1,141,452	$—	$478,735	$1,620,187
Net excess costs for the quarter ended 3/31/16	255,605	97,457	472,481	825,543
Net excess costs (recovery) for the quarter ended 6/30/16	(71,807)	(97,457)	570,141	400,877
Net excess costs (recovery) for the quarter ended 9/30/16	93,933	—	169,646	263,579

Cumulative excess costs remaining at 9/30/16	$1,419,183	$—	$1,691,003	$3,110,186

If monthly costs exceed revenues for any of the three conveyances (one for each of the states of Kansas, Oklahoma and Wyoming), such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from other conveyances.

XTO Energy advised the trustee that continued lower gas prices resulted in net excess costs of $93,933 ($75,146 net to the Trust) on properties underlying the Kansas net profits interest for the quarter ended September 30, 2016. XTO Energy advised the trustee that a one-time reimbursement for overhead corrections, led to the partial recovery of excess costs of $71,807 ($57,446 net to the Trust) on properties underlying the Kansas net profits interest for the quarter ended June 30, 2016. XTO Energy advised the trustee that lower gas prices caused costs to exceed revenues by a total of $255,605 ($204,484 net to the Trust) on properties underlying the Kansas net profits interest for the quarter ended March 31, 2016.

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

XTO Energy advised the trustee that continued lower gas prices resulted in net excess costs of $169,646 ($135,717 net to the Trust) on properties underlying the Wyoming net profits interest for the quarter ended September 30, 2016. XTO Energy advised the trustee that lower gas prices, partially offset by a one-time reimbursement for overhead corrections caused costs to exceed revenues by a total of $570,141 ($456,113 net to the Trust) on properties underlying the Wyoming net profits interest for the quarter ended June 30, 2016. XTO Energy advised the trustee that lower gas prices caused costs to exceed revenues by a total of $472,481 ($377,985 net to the Trust) on properties underlying the Wyoming net profits interest for the quarter ended March 31, 2016.

XTO Energy advised the trustee that increased costs, decreased gas production and lower gas prices caused costs to exceed revenues by a total of $261,030 ($208,824 net to the Trust) for the quarter ended September 30, 2015, $367,814 ($294,251 net to the Trust) for the quarter ended June 30, 2015 and $338,668 ($270,934 net to the Trust) for the quarter ended March 31, 2015 on properties underlying the Kansas net profits interest.

XTO Energy advised the trustee that lower gas prices and increased costs resulted in net excess costs of $80,974 ($64,779 net to the Trust) for the quarter ended September 30, 2015 and $125,832 ($100,666 net to the Trust) for the quarter ended June 30, 2015. XTO Energy advised the trustee that lower gas prices and increased costs caused costs to exceed revenues by a total of $87,082 ($69,666 net to the Trust) for the quarter ended March 31, 2015 on properties underlying the Wyoming net profits interest.

Cumulative excess costs for the Kansas and Wyoming conveyances remaining as of September 30, 2016 totaled $3,110,186 ($2,488,149 net to the Trust).

6. Operated Overhead

XTO Energy advised the trustee that the August 2016 distribution included a one-time reimbursement of approximately $450,000 related to operated overhead corrections for the period of January 2014 through May 2016. This reimbursement affected the net profits income under the Oklahoma conveyance.

XTO Energy advised the trustee that the May 2016 distribution included a one-time reimbursement of $788,000 related to operated overhead corrections for the period of January 2014 through February 2016. This reimbursement affected the net profits income under the Kansas, Oklahoma and Wyoming conveyances by approximately $186,000, $320,000 and $282,000 respectively.

7. Taxes, Transportation and Other Deductions

XTO Energy advised the trustee that net profits income for August 2016 included approximately $500,000 in additional gathering fees for the period of December 2015 through May 2016 related to a renegotiated gas purchase contract that included production from properties underlying the Oklahoma conveyance. The current contract term is December 1, 2015 until November 30, 2017.

8. Subsequent Event

XTO Energy has advised the trustee that the net profits income for December 2016 will reflect decreased underlying gas volumes of approximately 5,000 Mcf per day due to repairs and maintenance at a third party gas processing system in the Hugoton area for approximately 20 days during the month of October. The decreased gas volumes will affect the net profits income under the Oklahoma and Kansas conveyances.

9. Other

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

Distributable Income

Quarter

For the quarter ended September 30, 2016, net profits income was $1,253,498, as compared to $1,584,694 for third quarter 2015. This 21% decrease in net profits income is primarily the result of lower oil and gas prices ($1.3 million), decreased oil and gas production ($0.9 million), and increased taxes, transportation and other costs ($0.3 million), partially offset by lower production expenses ($1.8 million) and decreased development costs ($0.4 million). See “Net Profits Income” below.

After adding interest income of $289, deducting administration expense of $187,892, and increasing the cash reserve $273,975 for the payment of Trust expenses, distributable income for the quarter ended September 30, 2016 was $791,920, or $0.019798 per unit of beneficial interest. Administration expense for the quarter increased $392 as compared to the prior year quarter. For third quarter 2015, distributable income was $1,347,240, or $0.033681 per unit.

Distributions to unitholders for the quarter ended September 30, 2016 were:

Record Date	Payment Date	Distribution per Unit
July 29, 2016	August 12, 2016	$0.000942
August 31, 2016	September 15, 2016	0.006639
September 30, 2016	October 17, 2016	0.012217

		$0.019798

Nine Months

For the nine months ended September 30, 2016, net profits income was $1,516,605 compared with $7,185,310 for the same 2015 period. This 79% decrease in net profits income is primarily the result of lower oil and gas prices ($10.2 million) and decreased oil and gas production ($0.8 million), partially offset by lower production expenses ($3.8 million), decreased taxes, transportation and other costs ($0.7 million), lower development costs ($0.7 million) and net excess costs in 2016 ($0.2 million). See “Net Profits Income” below.

After adding interest income of $544 and deducting administration expense of $725,229, distributable income for the nine months ended September 30, 2016 was $791,920, or $0.019798 per unit of beneficial interest. Administration expense for the nine months ended September 30, 2016 increased $88,713 as compared with the same 2015 period. For the nine months ended September 30, 2015, distributable income was $6,298,960, or $0.157474 per unit.

Net Profits Income

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

-	oil and gas sales volumes,

-	oil and gas sales prices, and

-	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended September 30 (a)		Increase (Decrease)	Nine Months Ended September 30 (a)		Increase (Decrease)

	2016	2015		2016	2015
Sales Volumes
Gas (Mcf) (b)
Underlying properties	3,806,576	4,203,893	(9%)	11,263,950	11,612,783	(3%)
Average per day	41,376	45,694	(9%)	41,109	42,538	(3%)
Net profits interests	574,688	522,782	10%	706,835	1,933,033	(63%)
Oil (Bbls) (b)
Underlying properties	44,718	50,113	(11%)	139,353	148,096	(6%)
Average per day	486	545	(11%)	509	542	(6%)
Net profits interests	9,883	9,553	3%	12,205	34,978	(65%)

Average Sales Prices
Gas (per Mcf)	$2.12	$2.40	(12%)	$1.88	$2.77	(32%)
Oil (per Bbl)	$42.94	$52.80	(19%)	$36.02	$52.58	(31%)

Revenues
Gas sales	$8,078,025	$10,078,298	(20%)	$21,199,655	$32,206,758	(34%)
Oil sales	1,920,303	2,645,986	(27%)	5,019,621	7,786,438	(36%)

Total Revenues	9,998,328	12,724,284	(21%)	26,219,276	39,993,196	(34%)

Costs
Taxes, transportation and other (f)	2,333,558	1,959,711	19%	4,644,267	5,497,171	(16%)
Production expense	3,908,973	5,239,560	(25%)	12,626,547	15,529,764	(19%)
Development costs (c)	150,000	700,000	(79%)	1,075,000	1,900,000	(43%)
Overhead (e)	2,302,504	3,186,149	(28%)	7,466,646	9,346,023	(20%)
Excess costs (d)	(263,579)	(342,004)	(23%)	(1,488,940)	(1,261,400)	18%

Total Costs	8,431,456	10,743,416	(22%)	24,323,520	31,011,558	(22%)

Net Proceeds	1,566,872	1,980,868	(21%)	1,895,756	8,981,638	(79%)

Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$1,253,498	$1,584,694	(21%)	$1,516,605	$7,185,310	(79%)

(a)	Because of the two-month interval between time of production and receipt of net profits income by the trust, (1) oil and gas sales for the quarter ended September 30 generally represent production for the period May through July and (2) oil and gas sales for the nine months ended September 30 generally represent production for the period November through July.

(b)	Oil and gas sales volumes are allocated to the net profits interests based upon a formula that considers oil and gas prices and the total amount of production expense and development costs. As product prices change, the Trust’s share of the production volumes is impacted as the quantity of production to cover expenses in reaching the net profits break-even level changes inversely with price. As such, the underlying property production volume changes may not correlate with the Trust’s net profit share of those volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	See Note 2 to Condensed Financial Statements.

(d)	See Note 5 to Condensed Financial Statements.

(e)	See Note 6 to Condensed Financial Statements.

(f)	See Note 7 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from third quarter 2015 to third quarter 2016 and from the first nine months of 2015 to the comparable period in 2016:

Sales Volumes

Gas

Gas sales volumes decreased 9% for the third quarter primarily because of natural production decline and the timing of cash receipts. Gas sales volumes decreased 3% for the nine-month period primarily due to natural production decline, partially offset by completion of repairs at a third party gas processing system in the Hugoton area following a force majeure incident and the timing of cash receipts.

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

Oil

Oil sales volumes decreased 11% for the third quarter and 6% for the nine-month period primarily due to natural production decline and the timing of cash receipts.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Gas

The third quarter 2016 average gas price was $2.12 per Mcf, a 12% decrease from the third quarter 2015 average gas price of $2.40 per Mcf. For the nine-month period, the average gas price decreased 32% to $1.88 per Mcf in 2016 from $2.77 per Mcf in 2015. Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The third quarter 2016 gas price is primarily related to production from May through July 2016, when the average NYMEX price was $2.29 per MMBtu. The average NYMEX price for August and September 2016 was $2.76 per MMBtu. At October 19, 2016, the average NYMEX futures price for the following twelve months was $3.37 per MMBtu.

Oil

The third quarter 2016 average oil price was $42.94 per Bbl, a 19% decrease from the third quarter 2015 average oil price of $52.80 per Bbl. The year-to-date average oil price decreased 31% to $36.02 per Bbl in 2016 from $52.58 per Bbl in 2015. Oil prices are expected to remain volatile. The third quarter 2016 oil price is primarily related to production from May through July 2016, when the average NYMEX price was $46.89 per Bbl. The average NYMEX price for August and September 2016 was $45.00 per Bbl. At October 19, 2016, the average NYMEX futures price for the following twelve months was $53.05 per Bbl.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs increased 19% for the third quarter because of increased other deductions as a percentage of oil and gas revenues related to increased gathering fees, partially offset by lower oil and gas production taxes related to lower oil and gas revenues and decreased property taxes related to lower valuations. Taxes, transportation and other costs decreased 16% for the nine-month period primarily because of decreased oil and gas production taxes related to lower oil and gas revenues and decreased property taxes related to lower valuations, partially offset by increased other deductions as a percentage of oil and gas revenues related to increased gathering fees.

XTO Energy advised the trustee that net profits income for August 2016 included approximately $500,000 in additional gathering fee deductions for the period of December 2015 through May 2016 related to a renegotiated gas purchase contract that included production from properties underlying the Oklahoma conveyance. The current contract term is December 1, 2015 until November 30, 2017. See Note 7 to Condensed Financial Statements.

Production Expense

Production expense decreased 25% for the third quarter and 19% for the nine-month period primarily because of decreased repairs and maintenance, labor, field, water disposal, and compression costs.

Development Costs

Development costs deducted in the calculation of net profits income are based on the current level of development expenditures and the development budget. These development costs decreased 79% for the third quarter and 43% for the nine-month period.

At December 31, 2015, cumulative budgeted costs deducted exceeded cumulative actual costs by approximately $0.2 million. In calculating net profits income for the quarter ended September 30, 2016, XTO Energy deducted budgeted development costs of $0.2 million for the quarter and $1.1 million for the nine-month period. After considering actual development costs of $0.5 million for the quarter and $1.2 million for the nine-month period, cumulative budgeted costs deducted exceeded actual costs by approximately $0.1 million at September 30, 2016.

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

Overhead

Overhead decreased 28% for the third quarter and 20% for the nine-month period primarily because of operated overhead corrections for the period of January 2014 through May 2016, and the annual rate adjustment based on an industry index. See Note 6 to Condensed Financial Statements.

Excess Costs

If monthly costs exceed revenues for any of the three conveyances (one for each of the states of Kansas, Oklahoma and Wyoming), such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from other conveyances.

XTO Energy advised the trustee that continued lower gas prices resulted in net excess costs of $93,933 ($75,146 net to the Trust) on properties underlying the Kansas net profits interest for the quarter ended September 30, 2016. XTO Energy advised the trustee that a one-time reimbursement for overhead corrections, led to the partial recovery of excess costs of $71,807 ($57,446 net to the Trust) on properties underlying the Kansas net profits interest for the quarter ended June 30, 2016. XTO Energy advised the trustee that lower gas prices caused costs to exceed revenues by a total of $255,605 ($204,484 net to the Trust) on properties underlying the Kansas net profits interest for the quarter ended March 31, 2016.

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

XTO Energy advised the trustee that continued lower gas prices resulted in net excess costs of $169,646 ($135,717 net to the Trust) on properties underlying the Wyoming net profits interest for the quarter ended September 30, 2016. XTO Energy advised the trustee that lower gas prices, partially offset by a one-time reimbursement for overhead corrections caused costs to exceed revenues by a total of $570,141 ($456,113 net to the Trust) on properties underlying the Wyoming net profits interest for the quarter ended June 30, 2016. XTO Energy advised the trustee that lower gas prices caused costs to exceed revenues by a total of $472,481 ($377,985 net to the Trust) on properties underlying the Wyoming net profits interest for the quarter ended March 31, 2016.

XTO Energy advised the trustee that increased costs, decreased gas production and lower gas prices caused costs to exceed revenues by a total of $261,030 ($208,824 net to the Trust) for the quarter ended September 30, 2015, $367,814 ($294,251 net to the Trust) for the quarter ended June 30, 2015 and $338,668 ($270,934 net to the Trust) for the quarter ended March 31, 2015 on properties underlying the Kansas net profits interest.

XTO Energy advised the trustee that lower gas prices and increased costs resulted in net excess costs of $80,974 ($64,779 net to the Trust) for the quarter ended September 30, 2015. XTO Energy advised the trustee that lower gas prices and increased costs caused costs to exceed revenues by a total of $125,832 ($100,666 net to the Trust) for the quarter ended June 30, 2015 and $87,082 ($69,666 net to the Trust) for the quarter ended March 31, 2015 on properties underlying the Wyoming net profits interest.

Cumulative excess costs for the Kansas and Wyoming conveyances remaining as of September 30, 2016 totaled $3,110,186 ($2,488,149 net to the Trust).

Processing System Maintenance

XTO Energy has advised the trustee that the net profits income for December 2016 will reflect decreased underlying gas volumes of approximately 5,000 Mcf per day due to repairs and maintenance at a third party gas processing system in the Hugoton area for approximately 20 days during the month of October. The decreased gas volumes will affect the net profits income under the Oklahoma and Kansas conveyances.

Impairment of Net Profits Interest

In light of lower long term prices used to develop projections of future cash flows, continued excess costs on two conveyances and zero distributions to unitholders for the six months ended June 30, 2016, the trustee concluded that an impairment trigger event had occurred in the second quarter of 2016 and an assessment of the forecasted net cash flows was performed for the NPI. The fair value of the NPI was developed using estimates for future oil and gas production attributable to the Trust, future crude oil and natural gas commodity prices published by third-party industry experts (adjusted for basis differentials), estimated taxes, development and operating expenses, and a risk-adjusted discount rate. The result of the assessment indicated that the estimated undiscounted future net cash flows from the NPI were below the carrying value of the NPI. The NPI was written down to its fair value of $28.8 million, resulting in a $57.3 million impairment charged directly to Trust corpus, which did not affect distributable income. There have been no events or changes in circumstances to indicate the carrying value of the NPI may not be recoverable, and there is no further impairment of the assets as of September 30, 2016.

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

HUGOTON ROYALTY TRUST
By SOUTHWEST BANK, TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: November 4, 2016	By	/s/ BETH E. CASTEEL
Beth E. Casteel
Vice President - Upstream Business Services