Form 10-K
period 2016-12-31
HUGOTON ROYALTY TRUST
filed 2017-03-10
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016	Commission file number 1-10476

Hugoton Royalty Trust

(Exact name of registrant as specified in the Hugoton Royalty Trust Indenture)

Texas	58-6379215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Southwest Bank
Trustee
P.O. Box 962020
Fort Worth, Texas	76162-2020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code:

(855) 588-7839

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units of Beneficial Interest	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

The aggregate market value of the units of beneficial interest of the Trust, based on the closing price on the New York Stock Exchange as of June 30, 2016 (the last business day of its most recently completed second fiscal quarter), held by non-affiliates of the registrant on that date was approximately $94 million.

At February 15, 2017, there were 40,000,000 units of beneficial interest of the Trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below is the only document parts of which are incorporated herein by reference and the parts of this report into which the document is incorporated:

None

HUGOTON ROYALTY TRUST

2016 ANNUAL REPORT ON FORM 10-K

HUGOTON ROYALTY TRUST

GLOSSARY OF TERMS

The following are definitions of significant terms used in this Annual Report on Form 10-K:

Bbl	Barrel (of oil)

Bcf	Billion cubic feet (of natural gas)

BOE	Barrel of oil equivalent

Mcf	Thousand cubic feet (of natural gas)

MMBtu	One million British Thermal Units, a common energy measurement

net proceeds	Gross proceeds received by XTO Energy from sale of production from the underlying properties, less applicable costs, as defined in the net profits interest conveyances.

net profits income	Net proceeds multiplied by the net profits percentage of 80%, which is paid to the Trust by XTO Energy. “Net profits income” is referred to as “royalty income” for tax reporting purposes.

net profits interest	An interest in an oil and gas property measured by net profits from the sale of production, rather than a specific portion of production. The following defined net profits interests were conveyed to the Trust from the underlying properties:

80% net profits interests - interests that entitle the Trust to receive 80% of the net proceeds from the underlying properties.

underlying properties	XTO Energy’s interest in certain oil and gas properties from which the net profits interests were conveyed. The underlying properties include working interests in predominantly gas-producing properties located in Kansas, Oklahoma and Wyoming.

working interest	An operating interest in an oil and gas property that provides the owner a specified share of production that is subject to all production expense and development costs.

PART I

Item 1. Business

Hugoton Royalty Trust (the “Trust”) is an express trust created under the laws of Texas pursuant to the Hugoton Royalty Trust Indenture entered into on December 1, 1998 between XTO Energy Inc. (formerly known as Cross Timbers Oil Company), as grantor, and NationsBank, N.A., as trustee. On January 9, 2014, the successor of NationsBank, N.A., U.S. Trust, Bank of America Private Wealth Management, a division of Bank of America, N.A., gave notice to unitholders that it would resign as trustee. At a special meeting of the Trust’s unitholders held on May 23, 2014, the unitholders of the Trust voted to approve the proposal to appoint Southwest Bank as successor trustee of the Trust effective May 30, 2014. Southwest Bank is now the trustee of the Trust. The principal office of the Trust is located at 2911 Turtle Creek Blvd, Suite 850, Dallas, Texas 75219 (telephone number 855-588-7839).

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

Net proceeds payable to the Trust depend upon production quantities, sales prices of oil and gas and costs to develop and produce oil and gas in the prior month. If monthly costs exceed revenues for any of the three conveyances (one for each of the states of Kansas, Oklahoma and Wyoming), such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from other conveyances. For further information on excess costs, see Note 4 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

The Trust is not liable for any production costs or liabilities attributable to the underlying properties. If at any time the Trust receives net profits income in excess of the amount due, the Trust is not obligated to return such overpayment, but future net profits income payable to the Trust will be reduced until the overpayment, plus interest at the prime rate, is recovered.

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

The trustee’s function is to collect the net profits income from the net profits interests, to pay all Trust expenses, and to pay the monthly distribution amount to unitholders. The trustee’s powers are specified by the terms of the Trust indenture. The Trust cannot engage in any business activity or acquire any assets other than the net profits interests and specific short-term cash investments. The Trust has no employees since all administrative functions are performed by the trustee.

Approximately 73% of the net profits income received by the Trust during 2016 was attributable to natural gas, as well as 76% of the Trust’s estimated future net cash flows from proved reserves at December 31, 2016 (based on estimated future net cash flows using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period). There has historically been a greater demand for gas during the winter months than the rest of the year. Otherwise, Trust income generally is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The Trust conducts no research activities.

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

The Trust’s monthly cash distributions are highly dependent upon the prices realized from the sale of natural gas and, to a lesser extent, oil. Oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and XTO Energy. Factors that contribute to price fluctuations include instability in oil-producing regions, worldwide economic conditions, weather conditions, the supply of domestic and foreign oil, natural gas and natural gas liquids, consumer demand, the price and availability of alternative fuels, the proximity to, and capacity of, transportation facilities and the effect of worldwide energy conservation measures. Moreover, government regulations, such as regulation of natural gas transportation and price controls, can affect product prices. A significant decline in oil or natural gas prices could have a material adverse effect on the amount of oil and natural gas that is economic to produce, Trust net profits (and therefore cash available for distribution to unitholders) and proved reserves attributable to the Trust’s interests. The volatility of energy prices reduces the predictability of future cash distributions to Trust unitholders.

Higher production expense and/or development costs, without concurrent increases in revenue, will directly decrease the net proceeds payable to the Trust. Certain claimed production expenses by XTO Energy may reduce or eliminate distributions to unitholders for extended periods of time.

Production expense and development costs are deducted in the calculation of the Trust’s share of net proceeds. Accordingly, higher or lower production expense and development costs, without concurrent changes in revenue, will directly decrease or increase the amount received by the Trust. If development costs and production expense for underlying properties in a particular state exceed the production proceeds from the properties, the Trust will not receive net profits income for those properties until future net proceeds from production in that state exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs.

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

Future net profits may be subject to risks relating to the creditworthiness of third parties.

The Trust does not lend money and has limited ability to borrow money, which the trustee believes limits the Trust’s risk from exposure to credit markets. The Trust’s future net profits, however, may be subject to risks relating to the creditworthiness of the operators of the underlying properties and other purchasers of crude oil and natural gas produced from the underlying properties. This creditworthiness may be impacted by the price of crude oil and natural gas.

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

Drilling oil and natural gas wells involves numerous risks, including the risk that commercially productive oil and natural gas reservoirs are not encountered. The presence of unanticipated pressures or irregularities in formations, miscalculations or accidents may cause drilling activities to be unsuccessful. In addition, there is often uncertainty as to the future cost or timing of drilling, completing and operating wells. Further, development activities may be curtailed, delayed or canceled as a result of a variety of factors, including:

•	reduced oil or natural gas prices;
•	unexpected drilling conditions;
•	title problems;
•	restricted access to land for drilling or laying pipeline;
•	pressure or irregularities in formations;
•	equipment failures or accidents;
•	adverse weather conditions; and
•	costs of, or shortages or delays in the availability of, drilling rigs, tubular materials and equipment.

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

Extensive federal, state and local regulation of the oil and natural gas industry significantly affects operations on the underlying properties. In particular, oil and natural gas development and production are subject to stringent environmental regulations. These regulations have increased the costs of planning, designing, drilling, installing, operating and abandoning oil and natural gas wells and other related facilities, which costs could reduce net proceeds payable to the Trust and Trust distributions. These regulations may become more demanding in the future. See “Regulation” on pp. 14-18 and “Greenhouse Gas Emissions and Climate Change Regulations” on p. 24-25.

Item 1B. Unresolved Staff Comments

As of December 31, 2016, the Trust did not have any unresolved Securities and Exchange Commission staff comments.

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

The underlying properties are predominantly gas-producing properties with established production histories in the Hugoton area of Oklahoma and Kansas, the Anadarko Basin of Oklahoma and the Green River Basin of Wyoming. The average reserve-to-production index for the underlying properties as of December 31, 2016 is approximately 8 years. This index is calculated using total proved reserves and estimated 2017 production for the underlying properties. The projected 2017 production is from proved developed producing reserves as of December 31, 2016. Based on estimated future net cash flows at 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, the future net cash flows from proved reserves of the underlying properties are approximately 76% natural gas and 24% oil. XTO Energy operates approximately 94% of the underlying properties.

Because the underlying properties are working interests, production expense, development costs and overhead are deducted in calculating net profits income. As a result, net profits income is affected by the level of maintenance and development activity on the underlying properties. See Trustee’s Discussion and Analysis of Financial Condition and Results of Operations, under Item 7. Total 2016 development costs deducted for the underlying properties were $1.7 million, a decrease of 40% from the prior year. XTO Energy has informed the trustee that total 2017 budgeted development costs for the underlying properties are between $2 million and $4 million. Changes in oil or natural gas prices could impact future development plans on the underlying properties.

Significant Properties

Hugoton Area

Natural gas was discovered in the Hugoton area in 1922. With an estimated five million productive acres covering parts of Texas, Oklahoma and Kansas, the Hugoton area is one of the largest domestic natural gas producing areas. During 2016, daily sales volumes from the underlying properties in the Hugoton area averaged approximately 10,500 Mcf of gas and 37 Bbls of oil.

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

Within this area, XTO Energy did not drill any wells but did perform 5 workovers in 2016. XTO Energy has informed the trustee that it does not plan to drill any new wells but may perform up to 9 workovers during 2017.

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

XTO Energy advised the trustee that Timberland permanently shut down the processing portion of its facilities as of May 1, 2014 due to reliability issues. XTO Energy then advised the trustee that Timberland believed that investments and repairs were not economically feasible; however, Timberland continued to gather and compress gas from the Hugoton area. Effective May 1, 2014, XTO Energy entered into a gas sales and processing contract with DCP Midstream, L.P. to process all gas production from its wells attached to the Timberland Gathering System in Seward County, Kansas and in Texas and Beaver Counties, Oklahoma. The system collects the majority of its throughput from underlying properties, which XTO Energy has advised the trustee has been approximately 11,000 Mcf per day. XTO Energy receives 100% of the net value for residue gas based upon a price per MMBtu of Panhandle Eastern Pipe Line Company index. Under this contract DCP is entitled to charge a processing fee of $0.25 and a helium processing fee of $0.05 per Delivery Point MMBtu in addition to other deductions such as for fuel and transportation. XTO Energy has exercised its contractual right to take in kind and sell its NGLs and helium. XTO Energy sells 100% of the net value for any recovered NGLs to ONEOK at Conway pricing as posted by Oil Price Information Services minus an adjusted base differential. XTO Energy sells the helium to Air Products and Chemicals, Inc. and Air Products Helium, Inc. under a pricing formula based upon the open market crude helium sales price established by the U. S. Bureau of Land Management. Timberland, an affiliate of XTO Energy, provides gathering from the wellhead to DCP’s gathering system for a fee of $0.75 per Mcf of gas delivered by XTO Energy. The sales contract with DCP Midstream, L.P. is in force from May 1, 2014 until March 31, 2019, and from year to year thereafter until canceled by either party upon 180 days written notice.

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

Anadarko Basin

Oil and gas accumulations were discovered in the Anadarko Basin of western Oklahoma in 1945. XTO Energy is one of the largest producers in the Ringwood, Northwest Okeene and Cheyenne Valley fields of Major County, the Northeast Cedardale field of Woodward County and the Elk City field of Beckham County, the principal producing regions of the underlying properties in the Anadarko Basin. Daily sales volumes from the underlying properties in the Anadarko Basin averaged 18,500 Mcf of gas and 429 Bbls of oil in 2016.

The fields in the Major County area are characterized by oil and gas production from a variety of structural and stratigraphic traps. Productive zones include the Oswego, Red Fork, Inola, Chester, Manning, Mississippian, Hunton and Arbuckle formations. Within this area, XTO Energy did not drill any wells but did perform 21 workovers in 2016. XTO Energy has informed the trustee that it does not plan to drill any new wells but may perform up to 20 workovers in Major County during 2017.

The fields within Woodward County are characterized primarily by gas production from a variety of structural and stratigraphic traps. Productive zones include the Cottage Grove, Oswego, Chester and Mississippian formations. Within this area, XTO Energy did not drill any wells but did perform 1 workover in 2016. XTO Energy has informed the trustee that it does not plan to drill any new wells but may perform up to 5 workovers in Woodward County during 2017.

The Elk City field on the eastern edge of Beckham County produces oil and gas from a structural anticline with stratigraphic trapping features. Production zones include the Hoxbar, Atoka and Morrow formations. Within this area, XTO Energy did not drill any wells but did perform 12 workovers in 2016. XTO Energy has informed the trustee that it does not plan to drill any new wells but may perform up to 10 workovers within the Elk City field during 2017.

XTO Energy plans to further develop the underlying properties in the Anadarko Basin primarily through:

•	mechanical stimulation of existing wells,
•	installing artificial lift,
•	opening new producing zones in existing wells,
•	deepening existing wells to new producing zones, and
•	future drilling of additional wells.

A gathering subsidiary of XTO Energy operates a 300-mile gathering system and pipeline in the Major County area. The gathering subsidiary and a third-party processor purchase natural gas produced at the wellhead from XTO Energy and other producers in the area under various agreements, most of which were entered into in the 1960’s and 1970’s, and which include life-of-production terms such that the contracts will continue until there is no further production from the underlying properties, unless the production declines so that it is no longer economical to take the gas. The gathering subsidiary and the third-party processor are required to take certain minimum volumes of the gas produced but have been taking all of the volumes produced for over ten years. The gathering subsidiary gathers and transports the gas to a third-party processor, which processes the gas and pays XTO Energy and other producers for at least 50% of the liquids processed based upon a weighted average sales price less transportation charges, which price may vary in the event of inadequate markets. After the gas is processed, the gathering subsidiary transports the gas via a residue pipeline to a connection with an interstate pipeline. The gathering subsidiary sells the residue gas to the marketing subsidiary of XTO Energy based upon a weighted average price, which price will vary monthly based upon market conditions. The gathering subsidiary pays this price to XTO Energy less a compression and gathering fee of approximately $0.31 per Mcf of residue gas. This gathering fee was previously approved by the Federal Energy Regulatory Commission when the gathering subsidiary was regulated and is unlikely to change. During 2016, the gathering system collected approximately 9,000 Mcf per day, approximately 50% of which XTO Energy operates. Estimated capacity of the gathering system is 24,000 Mcf per day. The gathering subsidiary also provides contract operating services to properties in Woodward County, collecting approximately 5,000 Mcf per day, for an average fee of approximately $0.11 per Mcf. The fee is subject to an annual price renegotiation under which either party can request that the price provided under the contract be renegotiated. The contract continues on a yearly basis, and it is subject to termination upon written notice prior to its annual renewal or in the event the parties fail to agree upon a pricing renegotiation. XTO Energy also sells gas directly to its marketing subsidiary under a month-to-month contract, which then sells the gas to third parties. The price paid to XTO Energy is based upon the weighted average price of several published indices, which price varies upon market conditions but does not include a deduction for any marketing fees. The price paid by the marketing affiliate includes a deduction for any transportation fees charged by the third party. Neither party has a firm obligation to sell or purchase any specific minimum quantity of gas.

Green River Basin

The Green River Basin is located in southwestern Wyoming. Natural gas was discovered in the Fontenelle field of the Green River Basin in the early 1970’s. The producing reservoirs are the Frontier, Baxter and Dakota sandstones.

Daily 2016 sales volumes from the underlying properties in the Fontenelle field averaged 11,600 Mcf of natural gas and 23 Bbls of oil. XTO Energy did not drill any wells or perform any workovers in the Green River Basin in 2016. XTO Energy has advised the trustee that it does not plan to drill any new wells or perform any workovers in the Green River Basin during 2017. XTO Energy has advised the trustee that it is continuing its efforts to reduce pipeline pressure which has shown potential for increasing production and extending field life in the Fontenelle Field.

Potential development activities for the underlying properties in this area include:

•	installing artificial lift,
•	restimulating producing intervals utilizing new technology,
•	additional compression to lower line pressures, and
•	opening new producing zones in existing wells.

XTO Energy markets the gas produced from the Fontenelle field and nearby properties under various marketing arrangements. Under the agreement covering the majority of the gas sold, XTO Energy compresses the gas on the lease, transports it off the lease and compresses the gas again prior to entry into the gas plant pipeline. The pipeline transports the gas to the gas plant, where the gas is processed, then redelivered to XTO Energy. The owner of the gas plant and related pipeline charges XTO Energy for operational fuel and processing and has agreed to accept certain volumes, which amounts can be adjusted by the owner. The owner may be able to cease taking volumes if it has valid unaddressed concerns regarding the creditworthiness of XTO Energy. In 2016, the fuel charge was 1% of the volumes produced and the processing fee was approximately $0.12 per MMBtu. These charges are adjusted annually based upon a published governmental economic index, and the contract renews on a year-to-year basis. XTO Energy transports and sells this gas directly to the markets based on a spot sales price on a month-to-month term, and the volumes to be sold are generally determined upon a monthly basis. These contracts may be terminated by either party if there are credit issues with the other party. The gas not sold under the above arrangement may be gathered and sold under a similar arrangement on a month-to-month term where the fee is approximately $0.19 per MMBtu and is adjusted annually. The amount of gas that the gatherer is required to gather is limited to certain maximum volumes, and the gatherer may be able to cease taking volumes if it has valid unaddressed concerns regarding the creditworthiness of XTO Energy. Alternatively, the gas may be sold under a contract where XTO Energy directly sells the gas to a third party on the lease at an adjusted index price, which price varies upon market conditions. The contract continues on a month-to-month basis, and the buyer is obligated to make a good faith effort to purchase a minimum 90% of the gas nominated by buyer for purchase. Condensate is sold to an independent third party at market rates on a month-to-month basis. The purchaser accepts all condensate delivered at the lease, but either party may suspend performance of the contract if there are credit issues with the other party.

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

The underlying properties are interests in developed properties located primarily in gas producing regions of Kansas, Oklahoma and Wyoming. The following is a summary of the approximate producing acreage of the underlying properties at December 31, 2016. Undeveloped acreage is not significant.

	Gross	Net
Hugoton Area	206,690	193,386
Anadarko Basin	161,968	125,115
Green River Basin	35,237	26,254

Total	403,895	344,755

The following is a summary of the producing wells on the underlying properties as of December 31, 2016:

	Operated Wells		Nonoperated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Gas	1,165.0	1,034.7	254.0	56.2	1,419.0	1,090.9
Oil	42.0	39.1	2.0	0.4	44.0	39.5

Total	1,207.0	1,073.8	256.0	56.6	1,463.0	1,130.4

During 2016, 2015 and 2014 there were no wells drilled on the underlying properties. There were no wells in process of drilling at December 31, 2016.

Estimated Proved Reserves and Future Net Cash Flows

The following are proved reserves of the underlying properties, as estimated by independent engineers, and proved reserves and future net cash flows from proved reserves of the net profits interests, based on an allocation of these reserves, at December 31, 2016:

	Underlying Properties		Net Profits Interests
	Proved Reserves(a)		Proved Reserves(a)(b)		Future Net Cash Flows from Proved Reserves(a)(c)
	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
					Undiscounted	Discounted
(in thousands)
Oklahoma	66,594	1,034	4,167	66	$9,608	$7,628
Wyoming	20,136	30	—	—	—	—
Kansas	5,738	33	—	—	—	—

TOTAL	92,468	1,097	4,167	66	$9,608	$7,628

(a)	Based on 12-month average oil price of $39.08 per Bbl and $1.94 per Mcf for gas, based on the first-day-of-the-month price for each month in the period.

(b)	Since the Trust has defined net profits interests, the Trust does not own a specific percentage of the oil and gas reserves. Oil and gas reserves are allocated to the net profits interests by dividing Trust net cash inflows by 12-month average oil and gas prices. As such, reserves allocated to the Trust have been reduced to reflect recovery of the Trust’s portion of applicable production and development costs, which includes overhead and excess costs. Any conveyance where costs exceed revenues will result in zero allocated net profits interests reserves for that conveyance.

(c)	Before income taxes, since future net cash flows are not subject to taxation at the trust level. Future net cash flows are discounted at an annual rate of 10%.

Proved reserves at December 31, 2016 consist of the following:

	Underlying Properties		Net Profits Interests
	Proved Reserves		Proved Reserves
	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
(in thousands)
Proved developed reserves	91,734	1,097	4,167	66
Proved undeveloped reserves	734	—	—	—

Total proved reserves	92,468	1,097	4,167	66

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

The XTO Energy reserve engineering group reviews reserve estimates with third-party petroleum consultants, Miller and Lents, Ltd., independent petroleum engineers. Miller and Lents, Ltd. estimated oil and gas reserves attributable to the underlying properties as of December 31, 2016, 2015, 2014 and 2013. Miller and Lents’ primary technical person responsible for calculating the Trust’s reserves has more than 25 years of experience as a reserve engineer. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

Reserve quantities and revenues for the net profits interests were estimated from projections of reserves and revenues attributable to the underlying properties. Since the Trust has defined net profits interests, the Trust does not own a specific percentage of the oil and gas reserves. Oil and gas reserves are allocated to the net profits interests by dividing Trust net cash inflows by 12-month average oil and gas prices.

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

Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for each of the three years ended December 31 were as follows:

	2016	2015	2014
Production
Underlying Properties
Gas – Sales (Mcf)	14,855,263	15,736,066	17,426,780
Average per day (Mcf)	40,588	43,113	47,745
Oil – Sales (Bbls)	179,259	194,381	203,667
Average per day (Bbls)	490	533	558
Net Profits Interests
Gas – Sales (Mcf)	1,095,601	2,292,205	8,004,435
Average per day (Mcf)	2,993	6,280	21,930
Oil – Sales (Bbls)	18,367	40,817	110,515
Average per day (Bbls)	50	112	303

Average Sales Price
Gas (per Mcf)	$ 2.09	$ 2.72	$ 4.60
Oil (per Bbl)	$37.59	$49.90	$95.35

Average Production Cost per BOE	$10.24	$11.87	$10.89

Oil and gas production by conveyance attributable to the underlying properties for each of the three years ended December 31 were as follows:

	Underlying Gas Production (Mcf)
Conveyance	2016	2015	2014
Kansas	1,169,372	1,267,647	1,531,314
Oklahoma	9,443,712	9,933,308	11,255,819
Wyoming	4,242,179	4,535,111	4,639,647

Total	14,855,263	15,736,066	17,426,780

	Underlying Oil Production (Bbls)
Conveyance	2016	2015	2014
Kansas	7,004	5,938	7,023
Oklahoma	163,679	180,129	188,911
Wyoming	8,576	8,314	7,733

Total	179,259	194,381	203,667

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

Because the Trust is a grantor trust for federal tax purposes, each unitholder is taxed directly on his proportionate share of income, deductions and credits of the Trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust. The income of the Trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. During 2016, the Trust incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

The difference between the per-unit taxable income for any period and the per-unit cash distributions, if any, reported for such period is attributable to (i) items that are not currently deductible, such as an increase in the cash reserve maintained by the Trust for the payment of future expenditures; (ii) the current deduction of expenses that are paid with amounts previously reserved; (iii) items that do not constitute taxable income, such as a decrease in the cash reserve maintained by the Trust and/or a return of capital; and (iv) items that constitute taxable income due to the recovery of prior period expense adjustments. Because of these types of items and when the trustee elects to reserve amounts from monthly distributions to maintain an administrative expense reserve, the taxable income per period frequently differs from the actual amount distributed to unitholders, including in 2016.

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

State Income Taxes

All revenues from the Trust are from sources within Kansas, Oklahoma or Wyoming. Kansas and Oklahoma each impose a state income tax, which is potentially applicable to income from the net profits interests located in each of those states. Because it distributes all of its net income to unitholders, the Trust is not taxed at the trust level in Kansas or Oklahoma. While the Trust does not owe tax, the trustee is required to file a return with Oklahoma reflecting the income and deductions of the Trust attributable to properties located in the state, along with a schedule that includes information regarding distributions to unitholders. Oklahoma taxes the income of nonresidents from real property located within the state, and the Trust has been advised by counsel that Oklahoma will tax nonresidents on income from the net profits interest located within the state. Oklahoma also imposes a corporate income tax that may apply to unitholders organized as corporations (subject to certain exceptions for S corporations and limited liability companies, depending on their treatment for federal tax purposes).

Kansas also taxes the income of nonresidents from property located within the state. However, the Trust will not file a return for the 2016 tax year because the Trust had no revenues, income or deductions in 2016 attributable to properties located in Kansas. The Trust did not file a return with Kansas for the 2015 tax year for the same reason.

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

Item 3. Legal Proceedings

For information on legal proceedings, see Note 8 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Units of the Trust, Related Unitholder Matters and Trust Purchases of Units

Units of Beneficial Interest

The units of beneficial interest in the Trust began trading on the New York Stock Exchange on April 9, 1999 under the symbol “HGT.” The following are the high and low unit sales prices and total cash distributions per unit paid by the Trust during each quarter of 2016 and 2015:

	Sales Price		Distributions per Unit
Quarter	High	Low
2016
First	$1.97	$0.98	$0.000000
Second	2.60	1.25	0.000000
Third	2.75	1.91	0.019798
Fourth	2.75	1.90	0.026587

			$0.046385

2015
First	$8.49	$5.70	$0.094150
Second	6.00	3.50	0.029643
Third	3.55	2.50	0.033681
Fourth	3.58	1.47	0.036357

			$0.193831

At December 31, 2016, there were 40,000,000 units outstanding and approximately 644 unitholders of record; 39,392,323 of these units were held by depository institutions.

The Trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

Item 6. Selected Financial Data

	Year Ended December 31
	2016	2015	2014	2013	2012
Net Profits Income	$2,617,640	$8,243,917	$44,446,473	$37,333,595	$25,132,038
Distributable Income	1,855,400	7,753,240	43,809,680	34,507,280	23,272,920
Distributable Income per Unit	0.046385	0.193831	1.095242	0.862682	0.581823
Distributions per Unit	0.046385	0.193831	1.095242	0.862682	0.581823
Total Assets at Year-End	28,143,303	88,185,111	93,920,959	102,501,095	112,956,689

Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Calculation of Net Profits Income

The following is a summary of the calculation of net profits income received by the Trust:

	Year Ended December 31(a)			Three Months Ended December 31(a)
	2016	2015	2014	2016	2015
Sales Volumes
Gas (Mcf)(b)
Underlying properties	14,855,263	15,736,066	17,426,780	3,591,313	4,123,283
Average per day	40,588	43,113	47,745	39,036	44,818
Net profits interests	1,095,601	2,292,205	8,004,435	388,766	359,172
Oil (Bbls)(b)
Underlying properties	179,259	194,381	203,667	39,906	46,285
Average per day	490	533	558	434	503
Net profits interests	18,367	40,817	110,515	6,162	5,839
Average Sales Prices
Gas (per Mcf)	$2.09	$2.72	$4.60	$2.74	$2.58
Oil (per Bbl)	$37.59	$49.90	$95.35	$43.06	$41.32
Revenues
Gas sales	$31,025,713	$42,864,131	$80,236,274	$9,826,058	$10,657,373
Oil sales	6,737,833	9,699,090	19,419,502	1,718,212	1,912,652

Total Revenues	37,763,546	52,563,221	99,655,776	11,544,270	12,570,025

Costs
Taxes, transportation and other	6,284,951	7,554,245	10,523,008	1,640,684	2,057,074
Production expense	16,762,302	20,898,895	21,683,844	4,135,755	5,369,131
Development costs(c)	1,675,000	2,800,000	5,300,000	600,000	900,000
Overhead	10,355,802	12,542,488	12,156,711	2,889,156	3,196,465
Legal Expense(e)	—	—	(5,482,995)	—	—
Excess costs(d)	(586,559)	(1,537,304)	(82,883)	902,381	(275,904)

Total Costs	34,491,496	42,258,324	44,097,685	10,167,976	11,246,766

Net Proceeds	3,272,050	10,304,897	55,558,091	1,376,294	1,323,259
Net Profits Percentage	80%	80%	80%	80%	80%

Net Profits Income	$2,617,640	$8,243,917	$44,446,473	$1,101,035	$1,058,607

(a)	Because of the two-month interval between time of production and receipt of net profits income by the Trust: 1) oil and gas sales for the year ended December 31 generally relate to twelve months of production for the period November through October, and 2) oil and gas sales for the three months ended December 31 generally relate to production for the period August through October.

(b)	Oil and gas sales volumes are allocated to the net profits interests by dividing Trust net cash inflows by average sales prices. As oil and gas prices change, the Trust’s allocated production volumes are impacted as the quantity of production necessary to cover expenses changes inversely with price. As such, the underlying property production volume changes may not correlate with the Trust’s allocated production volumes in any given period. Therefore, comparative discussion of oil and gas sales volumes is based on the underlying properties.

(c)	See Note 5 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

(d)	See Note 4 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

(e)	See Note 8 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

Results of Operations

Years Ended December 31, 2016, 2015 and 2014

Net profits income for 2016 was $2,617,640, as compared with $8,243,917 for 2015 and $44,446,473 for 2014. The 68% decrease in net profits income from 2015 to 2016 is primarily the result of lower oil and gas prices ($9.9 million), decreased oil and gas production ($1.9 million), and excess costs on the Kansas and Wyoming net profit interests in 2015 ($0.8 million), partially offset by decreased production expense ($3.3 million), lower overhead ($1.7 million), decreased taxes, transportation and other costs ($1.0 million) and lower development costs ($0.9 million). The 81% decrease in net profits income from 2014 to 2015 is primarily the result of lower oil and gas prices ($33.6 million), the arbitration reimbursement included in 2014 ($4.4 million) and decreased oil and gas production ($4.1 million), partially offset by decreased taxes, transportation and other costs ($2.4 million), lower development costs ($2.0 million) and excess costs on the Kansas and Wyoming net profit interests in 2015 ($1.2 million). Approximately 73% in 2016, 76% in 2015 and 78% in 2014 of net profits income was derived from natural gas sales.

Trust administration expense was $805,482 in 2016 as compared to $842,810 in 2015 and $1,024,542 in 2014. Net cash reserve activity was $0 in 2016 as compared to a reduction of $351,920 in 2015 and additions of $129,382 in 2014. Reductions to the cash reserve during the first half of 2016 for the payment of Trust expenses were offset by the increase to the reserve in July 2016, which fully replenished the reserve to the $1,000,000 level. Cash reserve activity for 2015 included additions of $250,000 which the trustee reserved for administrative expenses, offset by a refund of $601,920 which represents the remaining balance of the legal reserve that was included in the November 2015 distribution. Cash reserve activity for 2014 included $1,600,000 which the trustee reserved for legal expenses regarding the Lamb lawsuit, partially offset by $1,470,618 related to the arbitration reimbursement. Interest income was $43,242 in 2016, $213 in 2015 and $517,131 in 2014. Interest income for 2016 included $42,291 related to a one-time prior period revenue adjustment and 2014 included $514,820 related to the arbitration reimbursement. Other changes in interest income are attributable to fluctuations in net profits income and interest rates. Distributable income was $1,855,400 or $0.046385 per unit in 2016, $7,753,240 or $0.193831 per unit in 2015 and $43,809,680 or $1.095242 per unit in 2014.

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

•	oil and gas sales volumes,
•	oil and gas sales prices, and
•	costs deducted in the calculation of net profits income.

Volumes

Gas.    From 2015 to 2016, underlying gas sales volumes decreased 6% primarily due to natural production decline, partially offset by completion of repairs and maintenance at a third party gas processing system in the Hugoton area following a force majeure incident. From 2014 to 2015, underlying gas sales volumes decreased 10% primarily due to repairs and maintenance at a third party gas processing system in the Hugoton area following a force majeure incident and natural production decline.

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

Oil.    From 2015 to 2016, underlying oil sales volumes decreased 8% primarily due to natural production decline. From 2014 to 2015, underlying oil sales volumes decreased 5% primarily due to natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Prices

Gas.    The 2016 average gas price was $2.09 per Mcf, a 23% decrease from the 2015 average gas price of $2.72 per Mcf, which was a 41% decrease from the 2014 average gas price of $4.60 per Mcf. Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The average NYMEX price for November 2016 through January 2017 was $3.31 per MMBtu. At March 1, 2017, the average NYMEX gas price for the following 12 months was $3.13 per MMBtu.

Oil.    The average oil price for 2016 was $37.59 per Bbl, a 25% decrease from the average oil price for 2015 of $49.90 per Bbl, which was a 48% decrease from the average oil price for 2014 of $95.35 per Bbl. Oil prices are expected to remain volatile. The average NYMEX price for November 2016 through January 2017 was $50.19 per Bbl. At March 1, 2017, the average NYMEX oil price for the following 12 months was $54.78 per Bbl.

Costs

The calculation of net profits income includes deductions for production expense, development costs and overhead since the related underlying properties are working interests.

Taxes, transportation and other.     Taxes, transportation and other generally fluctuates with changes in total revenues. Taxes, transportation and other decreased 17% from 2015 to 2016 primarily because of decreased production and property taxes related to lower oil and gas revenues, partially offset by increased gas deductions related to increased gathering fees. For further information on gathering fees, see Note 12 to Financial Statements under Item 8, Financial Statements and Supplementary Data. Taxes, transportation and other decreased 28% from 2014 to 2015 primarily because of decreased oil and gas production taxes and other deductions related to lower oil and gas revenues, partially offset by increased property taxes related to higher valuations.

Production expense.    Production expense decreased 20% from 2015 to 2016 primarily because of decreased repairs and maintenance, labor, water disposal, compression and field costs. Production expense decreased 4% from 2014 to 2015 primarily because of decreased repairs and maintenance, fuel, and water disposal costs, partially offset by increased labor costs.

Development costs.    Development costs, which were deducted based on budgeted development costs, were $1.7 million in 2016, $2.8 million in 2015 and $5.3 million in 2014. In 2016, actual development costs were $1.9 million. At December 31, 2016, cumulative budgeted costs deducted exceeded cumulative actual costs by approximately $56,000.

The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. Changes in oil or natural gas prices could impact future development plans on the underlying properties. XTO Energy has advised the trustee that this monthly deduction will continue to be evaluated and revised as necessary. For further information on development costs, see Note 5 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

Overhead.    Overhead is charged by XTO Energy for administrative expenses incurred to support operations of the underlying properties. Overhead fluctuates based on changes in the active well count and drilling activity on the underlying properties, as well as an annual cost level adjustment. Overhead decreased 17% from 2015 to 2016, primarily due to operated overhead corrections in 2016. For further information on overhead corrections, see Note 11 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

Excess costs.    If monthly costs exceed revenues for any conveyance, these excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from another conveyance. Cumulative excess costs for the Kansas and Wyoming conveyances remaining as of December 31, 2016 totaled $2,207,806 ($1,766,245 net to the Trust). For further information on excess costs, see Note 4 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

Legal Expense.     As a result of the Fankhouser arbitration ruling, legal expense for 2014 included a reimbursement of $5,482,995 ($4,386,396 net to the Trust) for the amounts withheld from Trust proceeds in September and October 2012. For additional information see Note 8 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

Fourth Quarter 2016 and 2015

During fourth quarter 2016 the Trust received net profits income totaling $1,101,035 compared with fourth quarter 2015 net profits income of $1,058,607. This 4% increase in net profits income was primarily due to decreased production expense ($1.0 million), higher oil and gas prices ($0.6 million), decreased taxes, transportation and other costs ($0.3 million), lower overhead ($0.2 million) and decreased development costs ($0.2 million), partially offset by decreased oil and gas production ($1.4 million) and excess costs activity ($0.9 million).

After adding interest income of $42,698 and deducting administration expense of $80,253, distributable income for fourth quarter 2016 was $1,063,480 or $0.026587 per unit. Interest income included $42,291 related to a one-time prior period revenue adjustment. Distributable income for fourth quarter 2015 was $1,454,280 or $0.036357 per unit. The fourth quarter 2015 distribution included a refund of $601,920 which represents the remaining balance of the legal reserve that was included in the November 2015 distribution.

Distributions to unitholders for the quarter ended December 31, 2016 were:

Record Date	Payment Date	Per Unit
October 31, 2016	November 15, 2016	$0.009194
November 30, 2016	December 14, 2016	0.010948
December 30, 2016	January 17, 2017	0.006445

		$0.026587

Volumes

Fourth quarter underlying gas sales volumes decreased 13% from 2015 to 2016 primarily due to natural production decline, repairs and maintenance at a third party gas processing system in the Hugoton area and the timing of cash receipts. Underlying oil sales volumes decreased 14% from 2015 to 2016 primarily due to natural production decline and the timing of cash receipts.

XTO Energy advised the trustee that repairs and maintenance at a third party gas processing system in the Hugoton area resulted in decreased underlying gas volumes of approximately 4,000 Mcf per day for the month of October 2016. The third party notified XTO Energy that maintenance was completed by the end of October.

Prices

The average fourth quarter 2016 gas price was $2.74 per Mcf, or 6% higher than the fourth quarter 2015 average price of $2.58 per Mcf. The average fourth quarter 2016 oil price was $43.06 per Bbl, or 4% higher than the fourth quarter 2015 average price of $41.32 per Bbl. For further information about product prices, see “Years Ended December 31, 2016, 2015 and 2014 – Prices” above.

Costs

Taxes, transportation and other. Taxes, transportation and other decreased 20% from fourth quarter 2015 to 2016 primarily because of decreased production and property taxes and other deductions related to lower oil and gas revenues.

Production expense. Fourth quarter production expense decreased 23% from 2015 to 2016 primarily because of decreased repairs and maintenance, labor, compression and fuel costs.

Development costs. Development costs, which were deducted based on budgeted development costs, decreased 33% from fourth quarter 2015 to 2016. For further information on development costs, see Note 5 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

Overhead. Overhead is charged by XTO Energy for administrative expenses incurred to support operations of the underlying properties. Overhead fluctuates based on changes in the active well count and drilling activity on the underlying properties, as well as an annual cost level adjustment. Overhead decreased 10% from fourth quarter 2015 to 2016 due to operated overhead corrections in 2016. For further information on overhead corrections, see Note 11 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

Excess costs. If monthly costs exceed revenues for any conveyance, these excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from another conveyance. For information on excess costs, see Note 4 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

Impairment of Net Profits Interest

In light of lower long term prices used to develop projections of future cash flows, continued excess costs on two conveyances and zero distributions to unitholders for the six months ended June 30, 2016, the trustee concluded in the second quarter of 2016 that the events or circumstances indicated the carrying value may not be recoverable and an assessment of the forecasted net cash flows was performed for the NPI. The fair value of the NPI was developed using estimates for future oil and gas production attributable to the Trust, future crude oil and natural gas commodity prices published by third-party industry experts (adjusted for basis differentials), estimated taxes, development and operating expenses, and a risk-adjusted discount rate. The result of the assessment indicated that the estimated undiscounted future net cash flows from the NPI were below the carrying value of the NPI. The NPI was written down to its fair value of $28.8 million, resulting in a $57.3 million impairment charged directly to Trust corpus, which did not affect distributable income. There have been no events or changes in circumstances to indicate the carrying value of the NPI may not be recoverable, and there is no further impairment of the assets as of December 31, 2016.

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

Greenhouse Gas Emissions and Climate Change Regulation

There is an increased focus by local, national and international regulatory bodies on greenhouse gas (GHG) emissions and climate change. Several states have adopted climate change legislation and regulations, and various other regulatory bodies have announced their intent to regulate GHG emissions or adopt climate change regulations. The climate accord reached at the Conference of the Parties (COP21) in Paris set many new goals, and while many related policies are still emerging, XTO Energy has informed the trustee that it continues to anticipate that such policies will increase the cost of carbon dioxide emissions over time. As these regulations are under development, XTO Energy is unable to predict the total impact of the potential regulations upon the operators of the underlying properties, and it is possible that the operators of the underlying properties could face increases in operating costs in order to comply with climate change or GHG emissions legislation, which costs could reduce net proceeds payable to the Trust and Trust distributions.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet financing arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

Contractual Obligations

As shown below, the Trust had no obligations and commitments to make future contractual payments as of December 31, 2016, other than the December distribution payable to unitholders in January 2017, as reflected in the statement of assets, liabilities and trust corpus.

	Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Distribution payable to unitholders	$257,800	$257,800	$—	$—	$—

Related Party Transactions

The underlying properties from which the net profits interests were carved are currently owned by XTO Energy, which operates approximately 94% of the underlying properties. In computing net proceeds, XTO Energy deducts a monthly overhead charge for reimbursement of administrative expenses on the underlying properties it operates. As of December 31, 2016, the monthly overhead charge, based on the number of operated wells, was approximately $964,000 ($771,200 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index.

XTO Energy sells a significant portion of natural gas production from the underlying properties to certain of XTO Energy’s wholly owned subsidiaries under contracts in existence when the Trust was created, generally at amounts approximating monthly published market prices. For further information regarding natural gas sales from the underlying properties to affiliates of XTO Energy, see Significant Properties, under Item 2, Properties and Note 7 to the Financial Statements under Item 8, Financial Statements and Supplementary Data. Total gas sales from the underlying properties to XTO Energy’s wholly owned subsidiaries were $15.0 million for 2016, or 48% of total gas sales, $16.4 million for 2015, or 38% of total gas sales and $30.4 million for 2014, or 38% of total gas sales.

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

Impairment of Net Profits Interest

The trustee reviews the Trust’s net profits interests (“NPI”) in oil and gas properties for impairment whenever events or circumstances indicate that the carrying value of the NPI may not be recoverable. In general, the trustee does not view temporarily low prices as an indication of impairment. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If events and circumstances indicated that the carrying value may not be recoverable, the trustee would use the estimated undiscounted future net cash flows from the NPI to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the NPI are less than the NPI carrying value, the Trust would recognize an impairment loss for the difference between the NPI carrying value and the estimated fair value of the NPI. The determination as to whether the NPI is impaired requires a significant amount of judgment by the trustee and is based on the best information available to the trustee at the time of the evaluation.

In light of lower long term prices used to develop projections of future cash flows, continued excess costs on two conveyances and zero distributions to unitholders for the six months ended June 30, 2016, the trustee concluded in the second quarter of 2016 that the events or circumstances indicated the carrying value may not be recoverable and an assessment of the forecasted net cash flows was performed for the NPI. The fair value of the NPI was developed using estimates for future oil and gas production attributable to the Trust, future crude oil and natural gas commodity prices published by third-party industry experts (adjusted for basis differentials), estimated taxes, development and operating expenses, and a risk-adjusted discount rate. The result of the assessment indicated that the estimated undiscounted future net cash flows from the NPI were below the carrying value of the NPI. The NPI was written down to its fair value of $28.8 million, resulting in a $57.3 million impairment charged directly to Trust corpus, which did not affect distributable income. There have been no events or changes in circumstances to indicate the carrying value of the NPI may not be recoverable, and there is no further impairment of the assets as of December 31, 2016.

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

The standardized measure of discounted future net cash flows and changes in such cash flows, as reported in Note 9 to Financial Statements under Item 8, Financial Statements and Supplementary Data, is prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission. Such assumptions include using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, and year end costs for estimated future development and production expenditures, including recovery of cumulative excess costs remaining at year end. Discounted future net cash flows are calculated using a 10% rate. Changes in any of these assumptions, including consideration of other factors, could have a significant impact on the standardized measure. Accordingly, the standardized measure does not represent XTO Energy’s or the trustee’s estimated current market value of proved reserves.

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

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust and

Southwest Bank, Trustee

We have audited the accompanying statements of assets, liabilities and trust corpus of Hugoton Royalty Trust (the “Trust”) as of December 31, 2016 and 2015, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2016. We also have audited the Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Trustee’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust at December 31, 2016 and 2015, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2016, on the basis of accounting described in Note 2. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 10, 2017

HUGOTON ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31
	2016	2015
Assets
Cash and short-term investments	$1,257,800	$1,284,880
Net profits interests in oil and gas properties – net (Notes 1 and 2)	26,885,503	86,900,231

	$28,143,303	$88,185,111

Liabilities and Trust Corpus
Distribution payable to unitholders	$257,800	$284,880
Expense reserve(a)	1,000,000	1,000,000
Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	26,885,503	86,900,231

	$28,143,303	$88,185,111

(a)	The expense reserve allows the trustee to pay its obligations should it be unable to pay them out of the net profits income. The reserve is fully funded at $1,000,000.

STATEMENTS OF DISTRIBUTABLE INCOME

	Year Ended December 31
	2016	2015	2014
Net profits income	$2,617,640	$8,243,917	$44,446,473
Interest income(a)(b)	43,242	213	517,131

Total income	2,660,882	8,244,130	44,963,604
Administration expense	805,482	842,810	1,024,542
Cash reserves withheld (used) for Trust expenses(a)	—	(351,920)	129,382

Distributable income	$1,855,400	$7,753,240	$43,809,680

Distributable income per unit (40,000,000 units)	$0.046385	$0.193831	$1.095242

(a)	Cash reserves for the period ended December 31, 2015 includes a refund of $601,920 which represents the remaining balance of the legal reserve that was included in the November 2015 distribution. Interest income and cash reserves for the period ended December 31, 2014 includes a refund of $514,820 and $1,470,618, respectively, related to the arbitration reimbursement. For further information on the arbitration reimbursement see Note 8 of the accompanying notes to the financial statements.
(b)	Interest income for the period ended December 31, 2016, includes $42,291 related to a one-time prior period revenue adjustment.

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year Ended December 31
	2016	2015	2014
Trust corpus, beginning of year	$86,900,231	$89,596,828	$98,854,558
Amortization of net profits interests	(2,708,201)	(2,696,597)	(9,257,730)
Impairment of net profits interest (Note 1)	(57,306,527)	—	—
Distributable income	1,855,400	7,753,240	43,809,680
Distributions declared	(1,855,400)	(7,753,240)	(43,809,680)

Trust corpus, end of year	$26,885,503	$86,900,231	$89,596,828

See accompanying notes to financial statements.

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

1. Trust Organization and Provisions

Hugoton Royalty Trust (the “Trust”) was created on December 1, 1998 by XTO Energy Inc. (formerly known as “Cross Timbers Oil Company”). Effective on that date, XTO Energy conveyed 80% net profits interests in certain predominantly gas-producing working interest properties in Kansas, Oklahoma and Wyoming to the Trust under separate conveyances for each of the three states. In exchange for the conveyances of the net profits interests to the Trust, XTO Energy received 40 million units of beneficial interest in the Trust. The Trust’s initial public offering was in April 1999. The majority of the underlying working interest properties are currently owned and operated by XTO Energy (Note 7).

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

Impairment of Net Profits Interest

The trustee reviews the Trust’s net profits interests (“NPI”) in oil and gas properties for impairment whenever events or circumstances indicate that the carrying value of the NPI may not be recoverable. In general, the trustee does not view temporarily low prices as an indication of impairment. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If events and circumstances indicated that the carrying value may not be recoverable, the trustee would use the estimated undiscounted future net cash flows from the NPI to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the NPI are less than the NPI carrying value, the Trust would recognize an impairment loss for the difference between the NPI carrying value and the estimated fair value of the NPI. The determination as to whether the NPI is impaired requires a significant amount of judgment by the trustee and is based on the best information available to the trustee at the time of the evaluation.

In light of lower long term prices used to develop projections of future cash flows, continued excess costs on two conveyances and zero distributions to unitholders for the six months ended June 30, 2016, the trustee concluded in the second quarter of 2016 that the events or circumstances indicated the carrying value may not be recoverable and an assessment of the forecasted net cash flows was performed for the NPI. The fair value of the NPI was developed using estimates for future oil and gas production attributable to the Trust, future crude oil and natural gas commodity prices published by third-party industry experts (adjusted for basis differentials), estimated taxes, development and operating expenses, and a risk-adjusted discount rate. The result of the assessment indicated that the estimated undiscounted future net cash flows from the NPI were below the carrying value of the NPI. The NPI was written down to its fair value of $28.8 million, resulting in a $57.3 million impairment charged directly to Trust corpus, which did not affect distributable income. There have been no events or changes in circumstances to indicate the carrying value of the NPI may not be recoverable, and there is no further impairment of the assets as of December 31, 2016.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the Trust. During the second quarter 2016, the carrying value of the NPI was written down to its fair value of $28,801,000, resulting in an impairment of $57,306,527 charged

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

directly to Trust corpus. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to Trust corpus. Accumulated amortization was $162,874,921 as of December 31, 2016 and $160,166,720 as of December 31, 2015.

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

	Conveyances (Underlying)
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/15	$1,141,452	$—	$478,735	$1,620,187
Net excess costs for the quarter ended 3/31/16	255,605	97,457	472,481	825,543
Net excess costs (recovery) for the quarter ended 6/30/16	(71,807)	(97,457)	570,141	400,877
Net excess costs (recovery) for the quarter ended 9/30/16	93,933	—	169,646	263,579
Net excess costs (recovery) for the quarter ended 12/31/16	(369,582)	—	(532,798)	(902,380)

Cumulative excess costs remaining at 12/31/16	$1,049,601	$—	$1,158,205	$2,207,806

XTO Energy advised the trustee that a one-time reimbursement for overhead corrections and a one-time prior period revenue adjustment resulted in the partial recovery of excess costs of $91,851 ($73,481 net to the Trust) on properties underlying the Kansas net profits interest for the year ended December 31, 2016. This included the partial recovery of excess costs of $369,582 ($295,666 net to the Trust) related to the quarter ended December 31, 2016.

XTO Energy advised the trustee that a one-time reimbursement for overhead corrections led to full recovery of excess costs, plus accrued interest of $1,059 ($847 net to the Trust), on properties underlying the Oklahoma net profits interest for the year ended December 31, 2016.

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

XTO Energy advised the trustee that lower gas prices in the first half of 2016, partially offset by a one-time reimbursement for overhead corrections and improved gas prices in the second half of 2016 resulted in net excess costs of $679,470 ($543,576 net to the Trust) on properties underlying the Wyoming net profits interest for the year ended December 31, 2016. This included the partial recovery of excess costs of $532,798 ($426,238 net to the Trust) related to the quarter ended December 31, 2016.

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

Cumulative excess costs for the Kansas and Wyoming conveyances remaining as of December 31, 2016 totaled $2,207,806 ($1,766,245 net to the Trust).

5. Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted:

	Year Ended December 31
	2016	2015	2014
Cumulative actual costs under (over) the amount deducted — beginning of period	$239,528	$1,242,998	$588,742
Actual costs	(1,858,285)	(3,803,470)	(4,645,744)
Budgeted costs deducted	1,675,000	2,800,000	5,300,000

Cumulative actual costs under (over) the amount deducted — end of period	$56,243	$239,528	$1,242,998

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

The monthly development cost deduction was $600,000 from the January 2014 through the February 2014 distribution. Due to lower than anticipated actual costs as a result of the timing of cash expenditures, the development cost deduction was decreased to $500,000 beginning with the March 2014 distribution and to $400,000 beginning with the June 2014 distribution. The deduction was maintained at that level through the November 2014 distribution. Due to lower than anticipated actual costs as a result of reduced activity and revisions to the 2014 development budget, the development cost deduction was decreased to $200,000 beginning with the December 2014 distribution and was maintained at that level through the August 2015 distribution. Due to the anticipated level of actual costs and the 2015 development budget, the development cost deduction was increased to $300,000 beginning with the September 2015

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

distribution and was maintained at that level through January 2016. Due to the level of actual development costs, the monthly development cost deduction was decreased to $187,500 beginning in February 2016 and was maintained at that level through March 2016. Due to the revised 2016 budget, the monthly development cost deduction was decreased to $100,000 beginning in April 2016. Due to the level of actual development costs, the monthly development cost deduction was further decreased to $50,000 beginning in June 2016. Based on an increased level of development activity and costs, the deduction was increased from $50,000 to $200,000 beginning with the October 2016 distribution and was maintained at that level through the end of 2016.

For further information on 2017 budgeted development costs, see Properties, under Item 2.

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

All revenues from the Trust are from sources within Kansas, Oklahoma or Wyoming. Because it distributes all of its net income to unitholders, the Trust has not been taxed at the trust level in Kansas or Oklahoma. While the Trust has not owed tax, the trustee is generally required to file a return with Kansas and Oklahoma reflecting the income and deductions of the Trust attributable to properties located in each state, along with a schedule that includes information regarding distributions to unitholders. However, the Trust will not file a Kansas return for the 2016 tax year because the Trust had no revenues, income or deductions in 2016 attributable to properties located in Kansas. The Trust did not file a return with Kansas for the 2015 tax year for the same reason.

Wyoming does not have a state income tax.

Each unitholder should consult his or her own tax advisor regarding income tax requirements, if any, applicable to such person’s ownership of Trust units.

7. XTO Energy Inc.

XTO Energy operates approximately 94% of the underlying properties. In computing net proceeds, XTO Energy deducts an overhead charge for reimbursement of administrative expenses on the underlying properties it operates. As of December 31, 2016, the overhead charge was approximately $964,000 ($771,200 net to the Trust) per month and is subject to annual adjustment based on an oil and gas industry index as defined in the Trust agreement.

XTO Energy sells a significant portion of natural gas production from the underlying properties to certain of XTO Energy’s wholly owned subsidiaries under contracts in existence when the Trust was created, generally at amounts approximating monthly published market prices. Prior to May 1, 2014, most of the production from the Hugoton area was sold under a contract to Timberland Gathering & Processing Company, Inc. (“TGPC”) based on the index price. Effective May 1, 2014, XTO Energy has a gas purchase contract in place with DCP Midstream, L.P. TGPC provides gathering from the wellhead to DCP’s gathering system for approximately $0.75 per Mcf. Much of the gas production in Major County, Oklahoma is sold to Ringwood Gathering Company (“RGC”), which retains approximately $0.31 per Mcf as a compression and gathering fee. TGPC and RGC sell gas to Cross Timbers Energy Services, Inc. (“CTES”), which markets gas to third parties. XTO Energy sells directly to CTES most gas production not sold directly to TGPC or RGC.

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Total gas sales from the underlying properties to XTO Energy’s wholly owned subsidiaries were $15.0 million for 2016, or 48% of total gas sales, $16.4 million for 2015, or 38% of total gas sales and, $30.4 million for 2014, or 38% of total gas sales.

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

XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to the Chieftain lawsuit and intends to vigorously defend its position. However, XTO Energy has informed the trustee that it is cognizant of other, similar litigation. As these cases develop, XTO Energy will assess its legal position accordingly. If XTO Energy ultimately makes any settlement payments or receives a judgment against it in Chieftain, XTO Energy has advised the trustee that it believes that the terms of the conveyances covering the Trust’s net profits interests require the Trust to bear its 80% share of such settlement or judgment related to production from the underlying properties. Additionally, if the judgment or settlement increases the amount of future payments to royalty owners, XTO Energy has informed the trustee that the Trust would bear its proportionate share of the increased payments through reduced net proceeds. In the event of any such settlement or judgment, the trustee intends to review any claimed reductions in payment to the Trust based on the facts and circumstances of such settlement or judgment. In light of the arbitration tribunal’s decision on the treatment of the Fankhouser settlement, to the extent that the claims in Chieftain are similar to those in Fankhouser, the trustee would likely object to such claimed reductions. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the Trust’s financial position or liquidity though it could be material to the Trust’s annual distributable income. Additionally, XTO Energy has advised the trustee that any reductions would result in costs exceeding revenues on the properties underlying the net profit interests of the cases named above, as applicable, for several monthly distributions, depending on the size of the judgment or settlement, if any, and the net proceeds being paid at that time, which would result in the net

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

profits interest being limited until such time that the revenues exceed the costs for those net profit interests. If there is a settlement or judgment and should XTO Energy and the trustee disagree concerning the amount of the settlement or judgment to be charged, if any, against the Trust’s net profits interests, the matter will be resolved by binding arbitration through the American Arbitration Association under the terms of the Indenture creating the Trust.

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

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Standardized Measure

The standardized measure of discounted future net cash flows and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board. Such assumptions include the use of 12-month average prices for oil and gas, based on the first-day-of-the-month price for each month in the period, and year end costs for estimated future development and production expenditures to produce the proved reserves, including recovery of cumulative excess costs remaining at year end. Future net cash flows are discounted at an annual rate of 10%. No provision is included for federal income taxes since future net cash flows are not subject to taxation at the trust level.

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

The standardized measure does not represent management’s estimate of future cash flows or the value of proved oil and gas reserves. Probable and possible reserves, which may become proved in the future, are excluded from the calculations. Furthermore, prices used to determine the standardized measure are influenced by supply and demand as affected by recent economic conditions as well as other factors and may not be the most representative in estimating future revenues or reserve data.

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

The average realized gas prices used to determine the standardized measure were $1.94 per Mcf in 2016, $2.10 per Mcf in 2015, $4.35 per Mcf in 2014 and $3.92 per Mcf in 2013. Oil prices used to determine the standardized measure were based on average realized oil prices of $39.08 per Bbl in 2016, $46.56 per Bbl in 2015, $92.70 per Bbl in 2014 and $94.32 per Bbl in 2013.

Reserve quantities and revenues for the net profits interests were estimated from projections of reserves and revenues attributable to the underlying properties. Since the Trust has defined net profits interests, the Trust does not own a specific percentage of the oil and gas reserves. Oil and gas reserves are allocated to the net profits interests by dividing Trust net cash inflows by 12-month average oil and gas prices. Any fluctuations in 12-month average prices or estimated costs will result in revisions to the estimated reserve quantities allocated to the net profits interests, which may not correlate with revisions of underlying proved reserves.

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Proved Reserves

	Underlying Properties		Net Profits Interests
(in thousands)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)

Balance, December 31, 2013	241,473	2,485	85,474	969
Extensions, additions and discoveries	123	8	46	3
Revisions of prior estimates	(13,981)	(70)	(1,353)	(5)
Production – sales volumes	(17,427)	(204)	(8,004)	(111)
Sales in place	—	—	—	—

Balance, December 31, 2014	210,188	2,219	76,163	856
Extensions, additions and discoveries	71	2	5	—
Revisions of prior estimates	(90,561)	(841)	(59,389)	(636)
Production – sales volumes	(15,736)	(194)	(2,292)	(41)
Sales in place	—	—	—	—

Balance, December 31, 2015	103,962	1,186	14,487	179
Extensions, additions and discoveries	—	—	—	—
Revisions of prior estimates	3,361	90	(9,224)	(95)
Production – sales volumes	(14,855)	(179)	(1,096)	(18)
Sales in place	—	—	—	—

Balance, December 31, 2016	92,468	1,097	4,167	66

Revisions of prior estimates of the proved gas reserves for the underlying properties in each year are primarily because of changes in the gas and oil prices. Positive revisions for the underlying properties during the year ended December 31, 2016 are primarily due to lower operating costs. Revisions for the net profits interests may not correlate with underlying properties in any given year since the Trust’s allocated reserves reflect recovery of the Trust’s portion of production and development costs at 12-month average prices. Any conveyance where costs exceed revenues will result in zero allocated net profits interests reserves for that conveyance.

Proved Developed Reserves

	Underlying Properties		Net Profits Interests
(in thousands)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)

December 31, 2013	204,611	2,163	76,239	878

December 31, 2014	177,389	1,847	68,335	767

December 31, 2015	102,683	1,178	14,411	178

December 31, 2016	91,734	1,097	4,167	66

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	December 31
(in thousands)	2016	2015	2014
Underlying Properties
Future cash inflows	$222,625	$273,346	$1,119,099
Future costs:
Production	209,820	227,298	572,635
Development	795	1,704	72,227

Future net cash flows	12,010	44,344	474,237
10% discount factor	2,474	14,739	227,641

Standardized measure	$9,536	$29,605	$246,596

Net Profits Interests
Future cash inflows	$10,353	$38,668	$412,882
Future production taxes	745	3,192	33,492

Future net cash flows	9,608	35,476	379,390
10% discount factor	1,980	11,793	182,112

Standardized measure	$7,628	$23,683	$197,278

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)	2016	2015	2014
Underlying Properties
Standardized measure, January 1	$29,605	$246,596	$258,039

Revisions:
Prices and costs	(18,980)	(259,248)	53,081
Quantity estimates	988	(30,036)	(17,867)
Accretion of discount	2,569	21,887	22,088
Future development costs	(738)	60,798	(12,192)
Production rates and other	(636)	(104)	(1,371)

Net revisions	(16,797)	(206,703)	43,739
Extensions, additions and discoveries	—	16	376
Production	(4,947)	(13,104)	(60,858)
Development costs	1,675	2,800	5,300
Sales in place	—	—	—

Net change	(20,069)	(216,991)	(11,443)

Standardized measure, December 31	$9,536	$29,605	$246,596

Net Profits Interests
Standardized measure, January 1	$23,683	$197,278	$206,431
Extensions, additions and discoveries	—	13	301
Accretion of discount	2,055	17,510	17,671
Revisions of prior estimates, changes in price and other	(15,492)	(182,874)	17,321
Sales in place	—	—	—
Net profits income	(2,618)	(8,244)	(44,446)

Standardized measure, December 31	$7,628	$23,683	$197,278

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

10. Quarterly Financial Data (Unaudited)

The following is a summary of net profits income, distributable income and distributable income per unit by quarter for 2016 and 2015:

	Net Profits Income	Distributable Income	Distributable Income per Unit
2016
First Quarter	$63,562	$—	$0.000000
Second Quarter	199,545	—	0.000000
Third Quarter	1,253,498	791,920	0.019798
Fourth Quarter	1,101,035	1,063,480	0.026587

	$2,617,640	$1,855,400	$0.046385

2015
First Quarter	$4,136,842	$3,766,000	$0.094150
Second Quarter	1,463,774	1,185,720	0.029643
Third Quarter	1,584,694	1,347,240	0.033681
Fourth Quarter	1,058,607	1,454,280	0.036357

	$8,243,917	$7,753,240	$0.193831

11. Operated Overhead

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

12. Taxes, Transportation and Other Deductions

XTO Energy advised the trustee that net profits income for August 2016 included approximately $500,000 in additional gathering fees for the period of December 2015 through May 2016 related to a renegotiated gas purchase contract that included production from properties underlying the Oklahoma conveyance. The current contract term is December 1, 2015 until November 30, 2017.

13. Purchaser and Other Adjustments

XTO Energy advised the trustee that the February 2015 distribution included a one-time prior period adjustment for the recoupment of natural gas liquids revenue from the Trust in the amount of $353,069 ($282,455 net to the Trust) which was deducted from net proceeds in the first quarter of 2015.

XTO Energy advised the trustee that the December 2016 distribution included a one-time prior period adjustment of approximately $230,000 in additional gas revenue from properties underlying the Kansas net profits interest.

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

Trustee’s Report on Internal Control Over Financial Reporting

The trustee, Southwest Bank, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the trustee’s evaluation under the framework in Internal Control—Integrated Framework (2013), the trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2016. The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report under Item 8, Financial Statements and Supplementary Data.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Section 16(a) of the Securities Exchange Act of 1934 requires that directors, officers, and beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. To the trustee’s knowledge, based solely on the information furnished to the trustee, the trustee is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the Trust units of beneficial interest during and for the year ended December 31, 2016.

Because the Trust has no employees, it does not have a code of ethics. Employees of the trustee, Southwest Bank, must comply with the bank’s standards of conduct, a copy of which will be made available to unitholders without charge, upon request by appointment at 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas, 75219.

Item 11. Executive Compensation

The trustee received the following annual compensation from 2014 through 2016 as specified in the Trust indenture:

	2016	2015	2014
U.S. Trust, Bank of America Private Wealth Management, Trustee(1)(2)	—	—	$29,739
Southwest Bank, Trustee(1)(2)	$65,032	$68,288	$35,728

(1)	Under the Trust indenture, the trustee is entitled to an annual administrative fee, paid in equal monthly installments. Such fee can be adjusted annually based on an oil and gas industry index. Upon termination of the Trust, the trustee is entitled to a termination fee of $15,000.
(2)	Compensation for U.S. Trust is for the period January 2014 through May 2014 and compensation for Southwest Bank is for the period May 2014 through December 2014.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

In computing net profits income paid to the Trust for the net profits interests, XTO Energy deducts an overhead charge for reimbursement of administrative expenses of operating the underlying properties. This charge at December 31, 2016 was approximately $964,000 per month, or $11,568,000 annually (net to the Trust of $771,200 per month or $9,254,400 annually), and is subject to annual adjustment based on an oil and gas industry index as defined in the Trust agreement.

XTO Energy sells a significant portion of natural gas production from the underlying properties to certain of its wholly owned subsidiaries under contracts in existence when the Trust was created, generally at amounts approximating monthly published prices. For further information, see Item 2, Properties.

See Item 11, Executive Compensation, for the remuneration received by the trustee from 2014 through 2016.

As noted in Item 10, Directors, Executive Officers and Corporate Governance, the Trust has no directors, executive officers or audit committee. The trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Item 14. Principal Accountant Fees and Services

Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2016 and 2015 are:

	2016	2015
Audit fees-PwC	$148,129	$143,190
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$148,129	$143,190

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

Reports of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2016 and 2015

Statements of Distributable Income for the years ended December 31, 2016, 2015 and 2014

Statements of Changes in Trust Corpus for the years ended December 31, 2016, 2015 and 2014

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

HUGOTON ROYALTY TRUST
By SOUTHWEST BANK, TRUSTEE

	By	/S/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: March 10, 2017	By	/S/ BETH E. CASTEEL
Beth E. Casteel
Vice President — Upstream Business Services

(The Trust has no directors or executive officers.)