Form 10-Q
period 2017-03-31
HUGOTON ROYALTY TRUST
filed 2017-05-05
CIK 862022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of May 1, 2017

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Trust’s financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Hugoton Royalty Trust at March 31, 2017 and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2017 and 2016 have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. The condensed financial statements as of March 31, 2017, and for the three-month periods ended March 31, 2017 and 2016 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust and

Southwest Bank, Trustee:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Hugoton Royalty Trust (the “Trust”) as of March 31, 2017, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2017 and 2016. These interim financial statements are the responsibility of the Trustee.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus as of December 31, 2016, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein), and in our report dated March 10, 2017, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2016 is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Dallas, TX

May 5, 2017

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Cash and short-term investments	$1,937,200	$1,257,800
Net profits interests in oil and gas properties - net (Note 1)	22,781,888	26,885,503

	$24,719,088	$28,143,303

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$937,200	$257,800
Expense reserve (a)	1,000,000	1,000,000
Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	22,781,888	26,885,503

	$24,719,088	$28,143,303

(a)	The expense reserve allows the trustee to pay its obligations should it be unable to pay them out of the net profits income. The reserve is fully funded at $1,000,000.

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended
	March 31
	2017	2016
Net profits income	$2,223,626	$63,562
Interest income	920	82

Total income	2,224,546	63,644
Administration expense	337,866	343,847
Cash reserves withheld (used) for Trust expenses	—	(280,203)

Distributable income	$1,886,680	$—

Distributable income per unit (40,000,000 units)	$0.047167	$0.000000

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended
	March 31
	2017	2016
Trust corpus, beginning of period	$26,885,503	$86,900,231
Amortization of net profits interests	(4,103,615)	(171,280)
Distributable income	1,886,680	—
Distributions declared	(1,886,680)	—

Trust corpus, end of period	$22,781,888	$86,728,951

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

The financial statements of Hugoton Royalty Trust (the “Trust”) are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles (“GAAP”):

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

Impairment of Net Profits Interest

The trustee reviews the Trust’s net profits interests (“NPI”) in oil and gas properties for impairment whenever events or circumstances indicate that the carrying value of the NPI may not be recoverable. In general, the trustee does not view temporarily low prices as an indication of impairment. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If events and circumstances indicated that the carrying value may not be recoverable, the trustee would use the estimated undiscounted future net cash flows from the NPI to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the NPI are less than the NPI carrying value, the Trust would recognize an impairment loss for the difference between the NPI carrying value and the estimated fair value of the NPI. The determination as to whether the NPI is impaired requires a significant amount of judgment by the trustee and is based on the best information available to the trustee at the time of the evaluation. There was no impairment of the NPI during the quarter ended March 31, 2017.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the Trust. During the second quarter 2016, the carrying value of the NPI was written down to its fair value of $28,801,000, resulting in an impairment of $57,306,527 charged directly to Trust corpus. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $166,978,536 as of March 31, 2017 and $162,874,921 as of December 31, 2016.

2.	Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted for the underlying properties:

	Three Months Ended
	March 31
	2017	2016
Cumulative actual costs under (over) the amount deducted - beginning of period	$56,243	$239,528
Actual costs	(729,553)	(509,689)
Budgeted costs deducted	600,000	675,000

Cumulative actual costs under (over) the amount deducted - end of period	$(73,310)	$404,839

The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. XTO Energy has advised the trustee that 2017 budgeted development costs for the underlying properties are between $2 million and $4 million. The 2017 budget year generally coincides with the Trust distribution months from April 2017 through March 2018. Changes in oil or natural gas prices could impact future development plans on the underlying properties. XTO Energy has advised the trustee that this monthly deduction will continue to be evaluated and revised as necessary.

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

All revenues from the Trust are from sources within Kansas, Oklahoma or Wyoming. Because it distributes all of its net income to unitholders, the Trust has not been taxed at the trust level in Kansas or Oklahoma. While the Trust has not owed tax, the trustee is required to file a return with Oklahoma reflecting the income and deductions of the Trust attributable to properties located in the state, along with a schedule that includes information regarding distributions to unitholders. The Trust does not expect to file a Kansas return for the 2017 tax year because it expects to have no revenues, income or deductions in 2017 attributable to properties located in Kansas. The Trust did not file a return with Kansas for the 2016 and 2015 tax years for the same reason.

Wyoming does not have a state income tax.

Each unitholder should consult his or her own tax advisor regarding income tax requirements, if any, applicable to such person’s ownership of Trust units.

Unitholders should consult the Trust’s latest annual report on Form 10-K for a complete discussion of federal and state tax matters.

4.	Contingencies

In December 2010, a royalty class action lawsuit was filed against XTO Energy styled Chieftain Royalty Company v. XTO Energy Inc. in Coal County District Court, Oklahoma. XTO Energy removed the case to federal court in the Eastern District of Oklahoma. The plaintiffs allege that XTO Energy wrongfully deducted fees from royalty payments on Oklahoma wells, failed to make diligent efforts to secure the best terms available for the sale of gas and its constituents, and demand an accounting to determine whether they have been fully and fairly paid gas royalty interests. The case was certified as a class action in April 2012; however, on appeal in June 2012, the 10th Circuit Court of Appeals reversed the certification of the class and remanded the case back to the trial court for further proceedings. Pretrial discovery continues.

XTO Energy has informed the trustee that it believes that XTO Energy has strong defenses to the Chieftain lawsuit and intends to vigorously defend its position. However, XTO Energy has informed the trustee that it is cognizant of other, similar litigation. As these cases develop, XTO Energy will assess its legal position accordingly. If XTO Energy ultimately makes any settlement payments or receives a judgment against it in Chieftain, XTO Energy has advised the trustee that the Trust should bear its 80% share of such settlement or judgment, including any future royalty adjustments that would reduce net proceeds. The trustee intends to review any claimed reductions in payment to the Trust based on the facts and circumstances of such settlement or judgment. In light of a 2014 arbitration decision in which a three panel tribunal decided that the settlement in Fankhouser v. XTO Energy, Inc., including a new royalty calculation for future royalty payments, could not be charged to the Trust, to the extent that the claims in Chieftain are similar to those in Fankhouser the trustee would likely object to such claimed reductions. Should there be a disagreement as to whether the Trust should bear its share of a settlement or judgment the matter will be resolved by binding arbitration through the American Arbitration Association under the terms of the Indenture creating the Trust. XTO Energy has informed the trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the Trust’s financial position or liquidity though it could be material to the Trust’s annual distributable income. Additionally, XTO Energy has advised the trustee that any reductions would result in costs exceeding revenues on the properties underlying the net profit interests of the case, as applicable, for several monthly distributions, depending on the size of the judgment or settlement, if any, and the net proceeds being paid at that time, which would result in the net profits interest being limited until such time that the revenues exceed the costs for those net profit interests.

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

The following summarizes excess costs activity and cumulative balances by conveyance:

	Underlying
	KS	WY	Total
Cumulative excess costs remaining at 12/31/16	$1,049,601	$1,158,205	$2,207,806
Net excess costs (recovery) for the quarter ended 3/31/17	(76,669)	(686,923)	(763,592)

Cumulative excess costs remaining at 3/31/17	$972,932	$471,282	$1,444,214

	NPI
	KS	WY	Total
Cumulative excess costs remaining at 12/31/16	$839,681	$926,564	$1,766,245
Net excess costs (recovery) for the quarter ended 3/31/17	(61,335)	(549,538)	(610,873)

Cumulative excess costs remaining at 3/31/17	$778,346	$377,026	$1,155,372

Improved gas prices resulted in the partial recovery of excess costs on properties underlying the Kansas and Wyoming net profits interests for the quarter ended March 31, 2017.

Underlying cumulative excess costs for the Kansas and Wyoming conveyances remaining as of March 31, 2017 totaled $1,444,214 (NPI $1,155,372).

Item 2.	Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the trustee’s discussion and analysis contained in the Trust’s 2016 Annual Report on Form 10-K, as well as the condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The Trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the Trust’s web site at www.hgt-hugoton.com.

Distributable Income

For the quarter ended March 31, 2017, net profits income was $2,223,626, as compared to $63,562 for first quarter 2016. The increase in net profits income is primarily the result of increased oil and gas prices ($4.3 million), decreased production expense ($0.5 million) and lower overhead ($0.3 million), partially offset by net excess costs activity ($1.3 million), decreased oil and gas production ($0.9 million) and increased taxes, transportation, and other costs ($0.8 million). See “Net Profits Income” below.

After adding interest income of $920 and deducting administration expense of $337,866, distributable income for the quarter ended March 31, 2017 was $1,886,680, or $0.047167 per unit of beneficial interest. Administration expense for the quarter decreased $5,981 from the prior year quarter. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For first quarter 2016, distributable income was $0 or $0.000000 per unit.

Distributions to unitholders for the quarter ended March 31, 2017 were:

		Distribution
Record Date	Payment Date	per Unit
January 31, 2017	February 14, 2017	$0.008824
February 28, 2017	March 14, 2017	0.014913
March 31, 2017	April 13, 2017	0.023430

		$0.047167

Net Profits Income

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

•	oil and gas sales volumes,

•	oil and gas sales prices, and

•	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months
	Ended March 31 (a)		Increase
	2017	2016	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	3,540,053	3,763,967	(6%)
Average per day	38,479	40,913	(6%)
Net profits interests	636,077	28,555	N/A

Oil (Bbls) (b)
Underlying properties	38,705	47,344	(18%)
Average per day	421	515	(18%)
Net profits interests	9,940	495	N/A

Average Sales Prices
Gas (per Mcf)	$3.16	$1.90	66%
Oil (per Bbl)	$46.56	$33.22	40%

Revenues
Gas sales	$11,189,642	$7,157,625	56%
Oil sales	1,802,036	1,572,579	15%

Total Revenues	12,991,678	8,730,204	49%

Costs
Taxes, transportation and other	2,058,633	1,095,237	88%
Production expense	3,950,487	4,546,035	(13%)
Development costs (c)	600,000	675,000	(11%)
Overhead	2,839,434	3,160,023	(10%)
Excess costs (d)	763,592	(825,543)	N/A

Total Costs	10,212,146	8,650,752	18%

Net Proceeds	2,779,532	79,452	N/A
Net Profits Percentage	80%	80%

Net Profits Income	$2,223,626	$63,562	N/A

(a)	Because of the two-month interval between time of production and receipt of net profits income by the Trust, gas and oil sales for the quarter ended March 31 generally represent production for the period November through January.

(b)	Gas and oil sales volumes are allocated to the net profits interests by dividing Trust net cash inflows by average sales prices. As gas and oil prices change, the Trust’s allocated production volumes are impacted as the quantity of production necessary to cover expenses changes inversely with price. As such, the underlying property production volume changes may not correlate with the Trust’s allocated production volumes in any given period. Therefore, comparative discussion of gas and oil sales volumes is based on the underlying properties.

(c)	See Note 2 to Condensed Financial Statements.

(d)	See Note 5 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from first quarter 2016 to first quarter 2017:

Sales Volumes

Gas sales volumes decreased 6% for the first quarter primarily due to natural production decline, partially offset by the timing of cash receipts. Oil sales volumes decreased 18% for the first quarter primarily due to natural production decline and the timing of cash receipts.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Gas

The first quarter 2017 average gas price was $3.16 per Mcf, a 66% increase from the first quarter 2016 average gas price of $1.90 per Mcf. The first quarter 2017 gas price is primarily related to production from November 2016 through January 2017, when the average NYMEX price was $3.31 per MMBtu.

Oil

The first quarter 2017 average oil price was $46.56 per Bbl, a 40% increase from the first quarter 2016 average oil price of $33.22 per Bbl. The first quarter 2017 oil price is primarily related to production from November 2016 through January 2017, when the average NYMEX price was $50.19 per Bbl.

Costs

Taxes, Transportation and Other

Taxes, transportation and other increased 88% for the first quarter primarily because of increased production taxes related to higher gas and oil revenues and increased gas deductions related to higher gathering fees.

Production Expense

Production expense decreased 13% for the first quarter primarily because of lower repairs and maintenance, labor, chemicals, and compression costs, partially offset by increased water disposal costs.

Development Costs

Development costs deducted in the calculation of net profits income for first quarter 2017 decreased 11% from the prior year quarter. Development costs deducted are based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. The monthly development cost deduction will be reevaluated by XTO Energy and revised as necessary. For further information on development costs, see Note 2 to Condensed Financial Statements.

Overhead

Overhead decreased 10% for the first quarter primarily because of lower overhead rates from operated overhead corrections in 2016 and the annual rate adjustment based on an industry index.

Excess Costs

If monthly costs exceed revenues for any conveyance, these excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from another conveyance. Underlying cumulative excess costs for the Kansas and Wyoming conveyances remaining as of March 31, 2017 totaled $1,444,214 (NPI $1,155,372). For further information on excess costs, see Note 5 to Condensed Financial Statements.

Marketing

XTO Energy has advised the trustee that, effective April 1, 2017, Cross Timbers Energy Services, Inc. (“CTES”), a wholly owned marketing subsidiary of XTO Energy, has assigned all gas sales contracts for production from the underlying properties to XTO Energy. XTO Energy will directly market and sell the gas to third parties. There are no changes to the terms of the contracts related to the assignment and no impact on Trust distributions.

For further information regarding natural gas sales from the underlying properties to affiliates of XTO Energy, see Significant Properties, under Item 2, Properties and Note 7 to the Financial Statements under Item 8, Financial Statements and Supplementary Data of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016.

Contingencies

For information on contingencies, see Note 4 to Condensed Financial Statements.

Forward-Looking Statements

Statements in this report relating to future plans, predictions, events or conditions are forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding the net profits interests, underlying properties, development activities, annual and monthly development, production and other costs and expenses, monthly development cost deductions, oil and gas prices and differentials to NYMEX prices, supply levels, future drilling, workover and restimulation plans, the outcome of litigation and impact on Trust proceeds, distributions to unitholders, and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties which are detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016, which is incorporated by this reference as though fully set forth herein. XTO Energy and the trustee assume no duty to update these statements as of any future date.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the Trust’s market risks from the information disclosed in Part II, Item 7A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016.

Items 2 through 5.

Not applicable.

Item 6.	Exhibits.

(a) Exhibits.

Exhibit Number and Description

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Hugoton Royalty Trust filed with the Securities and Exchange Commission on March 10, 2017 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST
By SOUTHWEST BANK, TRUSTEE

	By	/s/ NANCY G. WILLIS
Nancy G. Willis
Vice President

EXXON MOBIL CORPORATION

Date: May 5, 2017	By	/s/ BETH E. CASTEEL
Beth E. Casteel
Vice President - Upstream Business Services