Form 10-Q
period 2017-09-30
HUGOTON ROYALTY TRUST
filed 2017-11-06
CIK 862022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of November 1, 2017

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Hugoton Royalty Trust at September 30, 2017 and the distributable income and changes in trust corpus for the three- and nine-month periods ended September 30, 2017 and 2016 have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. The condensed financial statements as of September 30, 2017, and for the three-month and nine-month periods ended September 30, 2017 and 2016 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust and

Southwest Bank, Trustee

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Hugoton Royalty Trust (the “Trust”) as of September 30, 2017, and the related condensed statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2017 and 2016. These interim financial statements are the responsibility of the Trustee.

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

/s/ PricewaterhouseCoopers LLP

Dallas, TX

November 6, 2017

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Cash and short-term investments	$1,150,720	$1,257,800
Net profits interests in oil and gas properties—net (Note 1)	18,582,882	26,885,503

	$19,733,602	$28,143,303

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$150,720	$257,800
Expense reserve (a)	1,000,000	1,000,000
Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	18,582,882	26,885,503

	$19,733,602	$28,143,303

(a)	The expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income. As of September 30, 2017, the reserve currently established by the Trustee is fully funded at $1,000,000.

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Net profits income	$688,252	$1,253,498	$4,236,724	$1,516,605
Interest income	2,091	289	4,616	544

Total income	690,343	1,253,787	4,241,340	1,517,149
Administration expense	193,023	187,892	707,060	725,229
Cash reserves withheld (used) for Trust expenses	—	273,975	—	—

Distributable income	$497,320	$791,920	$3,534,280	$791,920

Distributable income per unit (40,000,000 units)	$0.012433	$0.019798	$0.088357	$0.019798

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Trust corpus, beginning of period	$20,063,091	$28,801,000	$26,885,503	$86,900,231
Amortization of net profits interests	(1,480,209)	(1,142,565)	(8,302,621)	(1,935,269)
Impairment of net profits interest (Note 1)	—	—	—	(57,306,527)
Distributable income	497,320	791,920	3,534,280	791,920
Distributions declared	(497,320)	(791,920)	(3,534,280)	(791,920)

Trust corpus, end of period	$18,582,882	$27,658,435	$18,582,882	$27,658,435

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

There was no impairment of the NPI during the quarter ended September 30, 2017.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the Trust. During the second quarter 2016, the carrying value of the NPI was written down to its fair value of $28,801,000, resulting in an impairment of $57,306,527 charged directly to Trust corpus. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to Trust corpus. Accumulated amortization was $171,177,542 as of September 30, 2017 and $162,874,921 as of December 31, 2016.

2.	Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted for the underlying properties:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Cumulative actual costs under (over) the amount deducted—beginning of period	$(83,055)	$438,751	$56,243	$239,528
Actual costs	(434,911)	(502,300)	(1,774,209)	(1,228,077)
Budgeted costs deducted	760,000	150,000	1,960,000	1,075,000

Cumulative actual costs under (over) the amount deducted—end of period	$242,034	$86,451	$242,034	$86,451

The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. XTO Energy has advised the Trustee that 2017 budgeted development costs for the underlying properties are between $2 million and $4 million. The 2017 budget year generally coincides with the Trust distribution months from April 2017 through March 2018. XTO Energy has advised the Trustee that due to increased non-operated development activity on properties underlying the Oklahoma net profits interests, it increased the monthly development cost deduction from $200,000 to $280,000 beginning with the August 2017 distribution. Changes in oil or natural gas prices could impact future development plans on the underlying properties. XTO Energy has advised the Trustee that this monthly deduction will continue to be evaluated and revised as necessary.

3.	Income Taxes

For federal income tax purposes, the Trust constitutes a fixed investment trust that is taxed as a grantor trust. A grantor trust is not subject to tax at the trust level. Accordingly, no provision for income taxes has been made in the financial statements. The unitholders are considered to own the Trust’s income and principal as though no trust were in existence. The income of the Trust is deemed to have been received or accrued by each unitholder at the time such income is received or accrued by the Trust and not when distributed by the Trust. Impairments recorded for book purposes will not result in a loss for tax purposes for the unitholders until the loss is recognized.

All revenues from the Trust are from sources within Kansas, Oklahoma or Wyoming. Because it distributes all of its net income to unitholders, the Trust has not been taxed at the trust level in Kansas or Oklahoma. While the Trust has not owed tax, the Trustee is required to file an Oklahoma income tax return reflecting the income and deductions of the Trust attributable to properties located in the state, along with a schedule that includes information regarding distributions to unitholders. The Trust does not expect to file a Kansas income tax return for the 2017 tax year because it expects to have no revenues, income or deductions in 2017 attributable to properties located in Kansas. The Trust did not file a return with Kansas for the 2016 and 2015 tax years for the same reason.

Wyoming does not impose a state income tax.

Each unitholder should consult his or her own tax advisor regarding income tax requirements, if any, applicable to such person’s ownership of Trust units.

Unitholders should consult the Trust’s latest annual report on Form 10-K for a more detailed discussion of federal and state tax matters.

4.	Contingencies

In December 2010, a royalty class action lawsuit was filed against XTO Energy styled Chieftain Royalty Company v. XTO Energy Inc. in Coal County District Court, Oklahoma. XTO Energy removed the case to federal court in the Eastern District of Oklahoma. The plaintiffs allege that XTO Energy wrongfully deducted fees from royalty payments on Oklahoma wells, failed to make diligent efforts to secure the best terms available for the sale of gas and its constituents, and demand an accounting to determine whether they have been fully and fairly paid gas royalty interests. The case was certified as a class action in April 2012; however, on appeal in June 2012, the 10th Circuit Court of Appeals reversed the certification of the class and remanded the case back to the trial court for further proceedings. XTO Energy has informed the Trustee that it has reached a tentative settlement for the matter and continues to negotiate the final settlement agreement. The Trustee has requested the settlement amount from XTO Energy and has been informed that at this time, the amount that XTO Energy believes should be charged to the Trust has not been determined. XTO Energy has advised the Trustee that the settlement will be allocated to all of XTO Energy’s Oklahoma wells, the majority of which are not properties in which the Trust owns an underlying net profits interest.

The Trustee has informed XTO Energy that it intends to review any claimed reductions in payment to the Trust based on the facts and circumstances of such settlement. In light of a 2014 arbitration decision in which a three panel tribunal decided that the settlement in Fankhouser v. XTO Energy, Inc., including a new royalty calculation for future royalty payments, could not be charged to the Trust, to the extent that the claims in Chieftain are similar to those in Fankhouser the Trustee would likely object to such claimed reductions. Should there be a disagreement as to whether the Trust should bear its share of a settlement or judgment, the matter will be resolved by binding arbitration through the American Arbitration Association under the terms of the Indenture creating the Trust. XTO Energy has informed the Trustee that, although the amount of any reduction in net proceeds is not presently determinable, in its management’s opinion, the amount is not currently expected to be material to the Trust’s financial position or liquidity though it could be material to the Trust’s annual distributable income. Additionally, XTO Energy has advised the Trustee that any reductions would result in costs exceeding revenues on the properties underlying the net profits interests of the case, as applicable, for several monthly distributions, depending on the size of the settlement, if any, and the net proceeds being paid at that time, which would result in the net profits interest being limited until such time that the revenues exceed the costs for those net profit interests.

Certain of the underlying properties are involved in various other lawsuits and governmental proceedings arising in the ordinary course of business. XTO Energy has advised the Trustee that it does not believe that the ultimate resolution of these claims will have a material effect on the financial position or liquidity of the Trust, but may have an effect on annual distributable income.

Other

Several states have enacted legislation requiring state income tax withholding from payments made to nonresident recipients of oil and gas proceeds. After consultation with its tax counsel, the Trustee believes that it is not required to withhold on payments made to the unitholders. However, regulations are subject to change by the various states, which could change this conclusion. Should amounts be withheld on payments made to the Trust or the unitholders, distributions to the unitholders would be reduced by the required amount, subject to the filing of a claim for refund by the Trust or unitholders for such amount.

5.	Excess Costs

If monthly costs exceed revenues for any of the three conveyances (one for each of the states of Kansas, Oklahoma and Wyoming), such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from other conveyances.

The following summarizes excess costs activity, cumulative excess costs balance and accrued interest to be recovered by conveyance:

	Underlying
	KS	WY	Total
Cumulative excess costs remaining at 12/31/16	$1,049,601	$1,158,205	$2,207,806
Net excess costs (recovery) for the quarter ended 3/31/17	(76,669)	(686,923)	(763,592)
Net excess costs (recovery) for the quarter ended 6/30/17	10,426	44,584	55,010
Net excess costs (recovery) for the quarter ended 9/30/17	(125,539)	(403,898)	(529,437)

Cumulative excess costs remaining at 9/30/17	857,819	111,968	969,787
Accrued interest at 9/30/17	102,255	72,387	174,642

Total remaining to be recovered at 9/30/17	$960,074	$184,355	$1,144,429

	NPI
	KS	WY	Total
Cumulative excess costs remaining at 12/31/16	$839,681	$926,564	$1,766,245
Net excess costs (recovery) for the quarter ended 3/31/17	(61,335)	(549,538)	(610,873)
Net excess costs (recovery) for the quarter ended 6/30/17	8,341	35,667	44,008
Net excess costs (recovery) for the quarter ended 9/30/17	(100,431)	(323,118)	(423,549)

Cumulative excess costs remaining at 9/30/17	686,256	89,575	775,831
Accrued interest at 9/30/17	81,803	57,909	139,712

Total remaining to be recovered at 9/30/17	$768,059	$147,484	$915,543

Improved gas prices in relation to costs resulted in the partial recovery of excess costs on properties underlying the Kansas and Wyoming net profits interests for the quarter ended September 30, 2017.

Underlying cumulative excess costs for the Kansas and Wyoming conveyances remaining as of September 30, 2017 totaled $1.1 million, including accrued interest of $0.2 million.

6.	Operated Overhead

XTO Energy advised the Trustee that the August 2016 distribution included a one-time reimbursement to the Trust of approximately $450,000 related to operated overhead corrections for the period of January 2014 through May 2016. This reimbursement affected the net profits income under the Oklahoma conveyance.

XTO Energy advised the Trustee that the May 2016 distribution included a one-time reimbursement to the Trust of approximately $788,000 related to operated overhead corrections for the period of January 2014 through February 2016. The reimbursement affected the net profits income under the Kansas, Oklahoma and Wyoming conveyances by approximately $186,000, $320,000 and $282,000 respectively.

7.	Taxes, Transportation and Other Deductions

XTO Energy advised the Trustee that net profits income for August 2016 included a deduction of approximately $500,000 in additional gathering fees for the period of December 2015 through May 2016 related to a renegotiated gas purchase contract that included production from properties underlying the Oklahoma conveyance. The current contract term is December 1, 2015 until November 30, 2017.

8.	Subsequent Event

Effective October 19, 2017, Simmons First National Corporation (“SFNC”) completed its acquisition of First Texas BHC, Inc., the parent company of Southwest Bank, the Trustee of the Trust. SFNC is the parent of Simmons Bank. SFNC has announced that it intends to operate Southwest Bank as a separate bank subsidiary for an interim period, after which it intends to merge it into Simmons Bank. The Trustee does not anticipate any material impact to the Trust as a result of the acquisition.

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

Distributable Income

Quarter

For the quarter ended September 30, 2017, net profits income was $688,252, as compared to $1,253,498 for third quarter 2016. This 45% decrease in net profits income is primarily the result of lower gas and oil production ($0.7 million), net excess costs activity ($0.6 million), increased production expense ($0.6 million), higher overhead ($0.5 million) and increased development costs ($0.5 million), partially offset by higher gas and oil prices ($2.1 million) and decreased taxes, transportation and other costs ($0.2 million). See “Net Profits Income” below.

After adding interest income of $2,091 and deducting administration expense of $193,023, distributable income for the quarter ended September 30, 2017 was $497,320, or $0.012433 per unit of beneficial interest. Administration expense for the quarter increased $5,131 as compared to the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For third quarter 2016, distributable income was $791,920, or $0.019798 per unit.

Distributions to unitholders for the quarter ended September 30, 2017 were:

Record Date	Payment Date	Distribution per Unit
July 31, 2017	August 14, 2017	$0.002573
August 31, 2017	September 15, 2017	0.006092
September 29, 2017	October 16, 2017	0.003768

		$0.012433

Nine Months

For the nine months ended September 30, 2017, net profits income was $4,236,724 compared with $1,516,605 for the same 2016 period. This 179% increase in net profits income is primarily the result of higher gas and oil prices ($10.6 million), partially offset by decreased gas and oil production ($2.5 million), net excess costs activity ($2.2 million), increased taxes, transportation and other costs ($1.3 million), higher overhead ($1.0 million), increased development costs ($0.7 million) and higher production expense ($0.2 million). See “Net Profits Income” below.

After adding interest income of $4,616 and deducting administration expense of $707,060, distributable income for the nine months ended September 30, 2017 was $3,534,280, or $0.088357 per unit of beneficial interest. Administration expense for the nine months ended September 30, 2017 decreased $18,169 as compared to the same 2016 period, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For the nine months ended September 30, 2016, distributable income was $791,920, or $0.019798 per unit.

Net Profits Income

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

–	oil and gas sales volumes,

–	oil and gas sales prices, and

–	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended September 30 (a)		Increase (Decrease)	Nine Months Ended September 30 (a)		Increase (Decrease)
	2017	2016		2017	2016
Sales Volumes
Gas (Mcf) (b)
Underlying properties	3,557,852	3,806,576	(7%)	10,497,894	11,263,950	(7%)
Average per day	38,672	41,376	(7%)	38,454	41,109	(6%)
Net profits interests	229,435	574,688	(60%)	1,286,934	706,835	82%
Oil (Bbls) (b)
Underlying properties	40,990	44,718	(8%)	119,291	139,353	(14%)
Average per day	446	486	(8%)	437	509	(14%)
Net profits interests	4,000	9,883	(60%)	21,221	12,205	74%
Average Sales Prices
Gas (per Mcf)	$2.81	$2.12	33%	$2.94	$1.88	56%
Oil (per Bbl)	$43.96	$42.94	2%	$46.29	$36.02	29%
Revenues
Gas sales	$10,006,965	$8,078,025	24%	$30,827,132	$21,199,655	45%
Oil sales	1,801,955	1,920,303	(6%)	5,521,410	5,019,621	10%

Total Revenues	11,808,920	9,998,328	18%	36,348,542	26,219,276	39%

Costs
Taxes, transportation and other	2,079,613	2,333,558	(11%)	6,269,314	4,644,267	35%
Production expense	4,618,468	3,908,973	18%	12,934,692	12,626,547	2%
Development costs (c)	760,000	150,000	407%	1,960,000	1,075,000	82%
Overhead (d)	2,961,087	2,302,504	29%	8,650,612	7,466,646	16%
Excess costs (e)	529,437	(263,579)	N/A	1,238,019	(1,488,940)	N/A

Total Costs	10,948,605	8,431,456	30%	31,052,637	24,323,520	28%

Net Proceeds	860,315	1,566,872	(45%)	5,295,905	1,895,756	179%
Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$688,252	$1,253,498	(45%)	$4,236,724	$1,516,605	179%

(a)	Because of the two-month interval between time of production and receipt of net profits income by the Trust, (1) gas and oil sales for the quarter ended September 30 generally represent production for the period May through July and (2) gas and oil sales for the nine months ended September 30 generally represent production for the period November through July.

(b)	Gas and oil sales volumes are allocated to the net profits interests by dividing Trust net cash inflows by average sales prices. As gas and oil prices change, the Trust’s allocated production volumes are impacted as the quantity of production necessary to cover expenses changes inversely with price. As such, the underlying property production volume changes may not correlate with the Trust’s allocated production volumes in any given period. Therefore, comparative discussion of gas and oil sales volumes is based on the underlying properties.

(c)	See Note 2 to Condensed Financial Statements.

(d)	See Note 6 to Condensed Financial Statements.

(e)	See Note 5 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from third quarter 2016 to third quarter 2017 and from the first nine months of 2016 to the comparable period in 2017:

Sales Volumes

Gas

Gas sales volumes decreased 7% for both the third quarter and for the nine-month period primarily because of natural production decline.

Oil

Oil sales volumes decreased 8% for third quarter and 14% for the nine-month period primarily because of natural production decline and the timing of cash receipts.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Gas

The third quarter 2017 average gas price was $2.81 per Mcf, a 33% increase from the third quarter 2016 average gas price of $2.12 per Mcf. For the nine-month period, the average gas price increased 56% to $2.94 per Mcf in 2017 from $1.88 per Mcf in 2016. The third quarter 2017 gas price is primarily related to production from May through July 2017, when the average NYMEX price was $3.15 per MMBtu.

Oil

The third quarter 2017 average oil price was $43.96 per Bbl, a 2% increase from the third quarter 2016 average oil price of $42.94 per Bbl. For the nine-month period, the average oil price increased 29% to $46.29 per Bbl in 2017 from $36.02 per Bbl in 2016. The third quarter 2017 oil price is primarily related to production from May through July 2017, when the average NYMEX price was $46.81 per Bbl.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs decreased 11% for the third quarter primarily because of decreased gas deductions related to additional gathering fees included in third quarter 2016, partially offset by increased production taxes related to higher gas revenues. For further information on additional gathering fees included in third quarter 2016, see Note 7 to Condensed Financial Statements. Taxes, transportation and other costs increased 35% for the nine-month period primarily because of increased production taxes related to higher gas and oil revenues, increased gas deductions related to higher gathering fees and increased property taxes.

Production Expense

Production expense increased 18% for the third quarter primarily because of increased salt water disposal, environmental costs, and other field goods and services. Production expense increased 2% for the nine-month period primarily because of increased salt water disposal and environmental costs, partially offset by decreased labor and other field goods and services.

Development Costs

Development costs deducted are based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. These development costs increased 407% for the third quarter and 82% for the nine-month period. The monthly development cost deduction will be reevaluated by XTO Energy and revised as necessary. For further information on development costs, see Note 2 to Condensed Financial Statements.

Overhead

Overhead increased 29% for the third quarter and 16% for the nine-month period primarily because of one-time reimbursements related to operated overhead corrections in 2016. For further information on overhead corrections, see Note 6 to Condensed Financial Statements.

Excess Costs

If monthly costs exceed revenues for any conveyance, these excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from another conveyance. Underlying cumulative excess costs for the Kansas and Wyoming conveyances remaining as of September 30, 2017 totaled $1.1 million, including accrued interest of $0.2 million. Cumulative excess costs for the NPI remaining as of September 30, 2017 totaled $0.9 million, including accrued interest of $0.1 million. For further information on excess costs, including the excess cost balance and accrued interest by conveyance, see Note 5 to Condensed Financial Statements.

Impairment of Net Profits Interest

In light of lower long term prices used to develop projections of future cash flows, continued excess costs on two conveyances and zero distributions to unitholders for the quarter ended June 30, 2016, the Trustee concluded in the second quarter of 2016 that the events or circumstances indicated the carrying value may not be recoverable and an assessment of the forecasted net cash flows was performed for the NPI. The fair value of the NPI was developed using estimates for future oil and gas production attributable to the Trust, future crude oil and natural gas commodity prices published by third-party industry experts (adjusted for basis differentials), estimated taxes, development and operating expenses, and a risk-adjusted discount rate. The result of the assessment indicated that the estimated undiscounted future net cash flows from the NPI were below the carrying value of the NPI. The NPI was written down to its fair value of $28.8 million, resulting in a $57.3 million impairment charged directly to trust corpus, which did not affect distributable income. There was no impairment of the NPI during the quarter ended September 30, 2017.

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

HUGOTON ROYALTY TRUST
By SOUTHWEST BANK, TRUSTEE

	By	/s/ LEE ANN ANDERSON
Lee Ann Anderson
Senior Vice President

EXXON MOBIL CORPORATION

Date: November 6, 2017	By	/s/ DAVID LEVY
David Levy
Vice President—Upstream Business Services