Form 10-Q
period 2018-03-31
HUGOTON ROYALTY TRUST
filed 2018-05-10
CIK 862022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-10476

Hugoton Royalty Trust

(Exact name of registrant as specified in its charter)

Texas	58-6379215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o The Corporate Trustee:

Simmons Bank

P.O. Box 470727

Fort Worth, Texas 76147

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of May 1, 2018

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

HUGOTON ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Hugoton Royalty Trust at March 31, 2018 and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2018 and 2017 have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. The condensed financial statements as of March 31, 2018, and for the three-month periods ended March 31, 2018 and 2017 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust and

Simmons Bank, Trustee:

Results of Review of Financial Statements

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Hugoton Royalty Trust (the “Trust”) as of March 31, 2018, and the related condensed statements of distributable income and of changes in trust corpus for the three-month periods ended March 31, 2018 and 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with the modified cash basis of accounting described in Note 1.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus as of December 31, 2017, and the related statements of distributable income and of changes in trust corpus for the year then ended (not presented herein), and in our report dated March 12, 2018, which included a paragraph describing the modified cash basis of accounting, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2017, is fairly stated, in all material respects, in relation to the statements of assets, liabilities and trust corpus from which it has been derived.

Basis for Review Results

These interim financial statements are the responsibility of the Trust’s management. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Basis of Accounting

As described in Note 1, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

Dallas, TX

May 10, 2018

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Cash and short-term investments	$1,922,409	$1,433,640
Net profits interests in oil and gas properties — net (Note 1)	15,816,990	16,379,749

	$17,739,399	$17,813,389

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$—	$433,640
Expense reserve (a)	1,922,409	1,000,000
Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	15,816,990	16,379,749

	$17,739,399	$17,813,389

(a)	The expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income. The Trustee increased the expense reserve in light of the activity described in Note 2. Development Costs and Note 4. Contingencies to Condensed Financial Statements.

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended March 31
	2018	2017
Net profits income	$1,590,949	$2,223,626
Interest income	3,298	920

Total income	1,594,247	2,224,546
Administration expense	301,798	337,866
Cash reserves withheld (used) for Trust expenses	922,409	—

Distributable income	$370,040	$1,886,680

Distributable income per unit (40,000,000 units)	$0.009251	$0.047167

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended March 31
	2018	2017
Trust corpus, beginning of period	$16,379,749	$26,885,503
Amortization of net profits interests	(562,759)	(4,103,615)
Distributable income	370,040	1,886,680
Distributions declared	(370,040)	(1,886,680)

Trust corpus, end of period	$15,816,990	$22,781,888

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

The financial statements of Hugoton Royalty Trust (the “Trust”) are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles (“GAAP”):

–	Net profits income recorded for a month is the amount computed and paid by XTO Energy Inc., the owner of the underlying properties, to Simmons Bank, as trustee (the “Trustee”) for the Trust. XTO Energy is a wholly owned subsidiary of Exxon Mobil Corporation. Net profits income consists of net proceeds received by XTO Energy from the underlying properties in the prior month, multiplied by a net profits percentage of 80%.

–	Costs deducted in the calculation of net proceeds for the 80% net profits interests generally include applicable taxes, transportation, marketing and legal costs, production expense, development costs, operating charges and other costs.

–	Net profits income is computed separately for each of the three conveyances under which the net profits interests were conveyed to the Trust. If monthly costs exceed revenues for any conveyance, such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from the other conveyances.

–	Interest income and distribution payable to unitholders include interest earned on the previous month’s investment.

–	Trust expenses are recorded based on liabilities paid and cash reserves established by the Trustee for liabilities and contingencies.

–	Distributions to unitholders are recorded when declared by the Trustee.

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

In general, the Trustee does not view temporarily low prices as an indication of impairment. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If events and circumstances indicated that the carrying value may not be recoverable, the Trustee would use the estimated undiscounted future net cash flows from the NPI to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the NPI are less than the NPI carrying value, the Trust would recognize an impairment loss for the difference between the NPI carrying value and the estimated fair value of the NPI. The determination as to whether the NPI is impaired requires a significant amount of judgment by the Trustee and is based on the best information available to the Trustee at the time of the evaluation. There was no impairment of the NPI during the quarter ended March 31, 2018.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the Trust. During the second quarter 2016, the carrying value of the NPI was written down to its fair value of $28,801,000, resulting in an impairment of $57,306,527 charged directly to trust corpus. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $173,943,434 as of March 31, 2018 and $173,380,675 as of December 31, 2017.

2.	Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted for the underlying properties:

	Three Months Ended March 31
	2018	2017
Cumulative actual costs under (over) the amount deducted — beginning of period	$537,144	$56,243
Actual costs	(849,546)	(729,553)
Budgeted costs deducted	840,000	600,000

Cumulative actual costs under (over) the amount deducted — end of period	$527,598	$(73,310)

The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. XTO Energy has advised the Trustee that 2018 budgeted development costs for the underlying properties are between $25 million and $30 million. The 2018 budget year generally coincides with the Trust distribution months from April 2018 through March 2019. Changes in oil or natural gas prices could impact future development plans on the underlying properties. XTO Energy has advised the Trustee that this monthly deduction will continue to be evaluated and revised as necessary.

3.	Income Taxes

For federal income tax purposes, the Trust constitutes a fixed investment trust that is taxed as a grantor trust. A grantor trust is not subject to tax at the trust level. Accordingly, no provision for income taxes has been made in the financial statements. The unitholders are considered to own the Trust’s income and principal as though no trust were in existence. The income of the Trust is deemed to have been received or accrued by each unitholder at the times such income is received or accrued by the Trust and not when distributed by the Trust. Impairments recorded for book purposes will not result in a loss for tax purposes for the unitholders until the loss is recognized.

All revenues from the Trust are from sources within Kansas, Oklahoma or Wyoming. Because it distributes all of its net income to unitholders, the Trust has not been taxed at the trust level in Kansas or Oklahoma. While the Trust has not owed tax, the Trustee is generally required to file Kansas and Oklahoma income tax returns reflecting the income and deductions of the Trust attributable to properties located in each state, along with a schedule that includes information regarding distributions to unitholders. However, the Trust does not expect to file a Kansas income tax return for the 2018 tax year because it expects to have no revenues, income or deductions in 2018 attributable to properties located in Kansas. The Trust did not file a Kansas income tax return for the 2017 and 2016 tax years for the same reason.

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

XTO Energy has advised the Trustee that in December 2017, it reached a tentative settlement with the plaintiffs for $80 million and an additional $750 thousand for costs to administer the settlement following final approval. XTO Energy has advised the Trustee that on March 27, 2018, the judge signed orders approving the settlement, including the plaintiffs’ initial plan to allocate the net settlement fund among the wells covered by the Chieftain class. Prior to plaintiffs filing their initial plan of allocation, XTO Energy advised the Trustee that it believed the portion of the settlement that relates to the Trust could be as much as $20 million. However, the portion of the settlement allocable to the Trust cannot be finally determined until after the judge approves the final plan of allocation, which the plaintiffs are scheduled to submit by July 30, 2018. XTO Energy has advised the Trustee that depending on the final plan of allocation, the portion of the settlement XTO Energy believes should be allocated to the Trust may exceed $20 million. The Trustee has asked for additional information regarding the allocation of the settlement amount and has asked to be advised by XTO Energy as the matter progresses. XTO Energy has confirmed that they do not have additional information at this time, but will provide an update once it becomes available. Once additional information is made available, the Trustee intends to review any claimed reductions in payment to the Trust based on the facts and circumstances of the settlement. In light of a 2014 arbitration decision in which a three-arbitrator panel tribunal decided that the settlement in Fankhouser v. XTO Energy, Inc., including a new royalty calculation for future royalty payments, could not be charged to the Trust, to the extent that the claims in Chieftain are similar to those in Fankhouser the Trustee had informed XTO Energy that it would likely object to such claimed reductions. On May 2, 2018, the Trustee submitted a demand for arbitration styled Simmons Bank (successor to Southwest Bank and Bank of America, N.A.) vs. XTO Energy Inc. (the “Arbitration”) through the American Arbitration Association seeking a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Trust’s payments now or in the future as a result of the Chieftain litigation. In the Arbitration, the Trustee also made claims for disputed amounts on the computation of the Trust’s net proceeds for 2014 through 2016 in excess of $5 million. Due to the recent date of the filing of the demand for arbitration, XTO Energy has advised that it is currently reviewing the arbitration documents and will respond in due course.

If $20 million or more of the Chieftain settlement is required to be borne by the Trust, it would result in excess costs under the Oklahoma conveyance that, based on recent distribution levels under such conveyance, would likely result in no distributions under the Oklahoma conveyance for several years.

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

The following summarizes excess costs activity, cumulative excess costs balance and accrued interest to be recovered by conveyance:

	Underlying
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/17	$771,556	$—	$—	$771,556
Net excess costs (recovery) for the quarter ended 3/31/18	72,191	—	32,365	104,556

Cumulative excess costs remaining at 3/31/18	843,747	—	32,365	876,112
Accrued interest at 3/31/18	122,204	—	207	122,411

Total remaining to be recovered at 3/31/18	$965,951	$—	$32,572	$998,523

	NPI
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/17	$617,246	$—	$—	$617,246
Net excess costs (recovery) for the quarter ended 3/31/18	57,752	—	25,892	83,644

Cumulative excess costs remaining at 3/31/18	674,998	—	25,892	700,890
Accrued interest at 3/31/18	97,763	—	166	97,929

Total remaining to be recovered at 3/31/18	$772,761	$—	$26,058	$798,819

Lower gas prices in relation to costs resulted in net excess costs on properties underlying the Kansas and Wyoming net profits interests for the quarter ended March 31, 2018.

Underlying cumulative excess costs for the Kansas and Wyoming conveyances remaining as of March 31, 2018 totaled $1.0 million, including accrued interest of $0.1 million.

6.	Subsequent Events

XTO Energy has advised the Trustee that in April 2018, increased budgeted development costs, primarily related to the projected drilling of four horizontal wells in Major County, Oklahoma during the second half of 2018, caused costs to exceed revenues by $1,557,000 on properties underlying the Oklahoma net profits interests. Underlying cumulative excess costs remaining on the Kansas, Oklahoma and Wyoming net profits interests as of April 30, 2018 totaled $2.6 million, including accrued interest of $0.1 million.

Item 2. Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the Trustee’s discussion and analysis contained in the Trust’s 2017 Annual Report on Form 10-K, as well as the condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The Trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the Trust’s web site at www.hgt-hugoton.com.

Distributable Income

For the quarter ended March 31, 2018, net profits income was $1,590,949, as compared to $2,223,626 for first quarter 2017. This 28% decrease in net profits income is primarily the result of decreased gas production ($0.6 million), decreased gas prices ($0.5 million), increased production expense ($0.4 million) and increased development costs ($0.2 million), partially offset by net excess costs activity ($0.7 million), increased oil prices ($0.3 million) and decreased production and property taxes ($0.1 million). See “Net Profits Income” below.

After adding interest income of $3,298 and deducting administration expense of $301,798, and increasing the cash reserve $922,409 for the payment of Trust expenses, distributable income for the quarter ended March 31, 2018 was $370,040, or $0.009251 per unit of beneficial interest. Administration expense for the quarter decreased $36,067 from the prior year quarter. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For first quarter 2017, distributable income was $1,886,680 or $0.047167 per unit.

Distributions to unitholders for the quarter ended March 31, 2018 were:

Record Date	Payment Date	Distribution per Unit
January 31, 2018	February 14, 2018	$0.000000
February 28, 2018	March 14, 2018	0.009251
March 29, 2018	April 13, 2018	0.000000

		$0.009251

Net Profits Income

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

–	oil and gas sales volumes,

–	oil and gas sales prices, and

–	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended March 31 (a)		Increase (Decrease)
	2018	2017
Sales Volumes
Gas (Mcf) (b)
Underlying properties	3,298,035	3,540,053	(7%	)
Average per day	35,848	38,479	(7%	)
Net profits interests	447,961	636,077	(30%	)
Oil (Bbls) (b)
Underlying properties	40,051	38,705	3%
Average per day	435	421	3%
Net profits interests	7,627	9,940	(23%	)
Average Sales Prices
Gas (per Mcf)	$2.97	$3.16	(6%	)
Oil (per Bbl)	$55.87	$46.56	20%
Revenues
Gas sales	$9,782,472	$11,189,642	(13%	)
Oil sales	2,237,576	1,802,036	24%

Total Revenues	12,020,048	12,991,678	(7%	)

Costs
Taxes, transportation and other	1,962,573	2,058,633	(5%	)
Production expense	4,440,478	3,950,487	12%
Development costs (c)	840,000	600,000	40%
Overhead	2,892,866	2,839,434	2%
Excess costs (d)	(104,555)	763,592	(114%	)

Total Costs	10,031,362	10,212,146	(2%	)

Net Proceeds	1,988,686	2,779,532	(28%	)
Net Profits Percentage	80%	80%

Net Profits Income	$1,590,949	$2,223,626	(28%	)

(a)	Because of the two-month interval between time of production and receipt of net profits income by the Trust, gas and oil sales for the quarter ended March 31 generally represent production for the period November through January.

(b)	Gas and oil sales volumes are allocated to the net profits interests by dividing Trust net cash inflows by average sales prices. As gas and oil prices change, the Trust’s allocated production volumes are impacted as the quantity of production necessary to cover expenses changes inversely with price. As such, the underlying property production volume changes may not correlate with the Trust’s allocated production volumes in any given period. Therefore, comparative discussion of gas and oil sales volumes is based on the underlying properties.

(c)	See Note 2 to Condensed Financial Statements.

(d)	See Note 5 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from first quarter 2017 to first quarter 2018:

Sales Volumes

Gas sales volumes decreased 7% for the first quarter primarily because of natural production decline and the timing of cash receipts. Oil sales volumes increased 3% for the first quarter primarily because of the timing of cash receipts.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Gas

The first quarter 2018 average gas price was $2.97 per Mcf, a 6% decrease from the first quarter 2017 average gas price of $3.16 per Mcf. The first quarter 2018 gas price is primarily related to production from November 2017 through January 2018, when the average NYMEX price was $2.85 per MMBtu.

Oil

The first quarter 2018 average oil price was $55.87 per Bbl, a 20% increase from the first quarter 2017 average oil price of $46.56 per Bbl. The first quarter 2018 oil price is primarily related to production from November 2017 through January 2018, when the average NYMEX price was $59.50 per Bbl.

Costs

Taxes, Transportation and Other

Taxes, transportation and other decreased 5% for the first quarter primarily because of decreased production taxes related to lower gas revenues.

Production Expense

Production expense increased 12% for the first quarter primarily because of higher repairs and maintenance, other field goods and services, plug and abandon costs, and environmental costs, partially offset by decreased salt water disposal costs.

Development Costs

Development costs deducted are based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. These development costs increased 40% from the first quarter 2017. The monthly development cost deduction will be reevaluated by XTO Energy and revised as necessary. For further information on development costs, see Note 2 to Condensed Financial Statements.

Overhead

Overhead increased 2% for the first quarter. Overhead is charged by XTO Energy for administrative expenses incurred to support operations of the underlying properties. Overhead fluctuates based on changes in the active well count and drilling activity on the underlying properties, as well as an annual cost level adjustment based on an industry index.

Excess Costs

If monthly costs exceed revenues for any conveyance, these excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from another conveyance. Underlying cumulative excess costs for the Kansas and Wyoming conveyances remaining as of March 31, 2018 totaled $1.0 million ($0.8 million NPI), including accrued interest of $0.1 million ($0.1 million NPI). For further information on excess costs, see Note 5 to Condensed Financial Statements.

Marketing

XTO Energy has advised the Trustee that, effective April 1, 2017, Cross Timbers Energy Services, Inc. (“CTES”), a wholly owned marketing subsidiary of XTO Energy, has assigned all gas sales contracts for production from the underlying properties to XTO Energy. XTO Energy sells gas directly to third parties. XTO Energy has advised the Trustee that there are no changes to the terms of the contracts related to the assignment and no impact on Trust distributions.

For further information regarding natural gas sales from the underlying properties to affiliates of XTO Energy, see Significant Properties, under Item 2, Properties and Note 7 to the Financial Statements under Item 8, Financial Statements and Supplementary Data of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017.

Contingencies

For information on contingencies, see Note 4 to Condensed Financial Statements.

Forward-Looking Statements

Statements in this report relating to future plans, predictions, events, or regulatory or court decisions are forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding the net profits interests, underlying properties, development activities, annual and monthly development, production and other costs and expenses, monthly development cost deductions, oil and gas prices and differentials to NYMEX prices, supply levels, drilling, workover and restimulation plans, the outcome of litigation or settlement discussions and the impact on Trust proceeds, distributions to unitholders, and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties, including those detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017, which is incorporated by this reference as though fully set forth herein. XTO Energy and the Trustee assume no duty to update these statements as of any future date.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the Trust’s market risks from the information disclosed in Part II, Item 7A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

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

XTO Energy has advised the Trustee that in December 2017, it reached a tentative settlement with the plaintiffs for $80 million and an additional $750 thousand for costs to administer the settlement following final approval. XTO Energy has advised the Trustee that on March 27, 2018, the judge signed orders approving the settlement, including the plaintiffs’ initial plan to allocate the net settlement fund among the wells covered by the Chieftain class. Prior to plaintiffs filing their initial plan of allocation, XTO Energy advised the Trustee that it believed the portion of the settlement that relates to the Trust could be as much as $20 million. However, the portion of the settlement allocable to the Trust cannot be finally determined until after the judge approves the final plan of allocation, which the plaintiffs are scheduled to submit by July 30, 2018. XTO Energy has advised the Trustee that depending on the final plan of allocation, the portion of the settlement XTO Energy believes should be allocated to the Trust may exceed $20 million. The Trustee has asked for additional information regarding the allocation of the settlement amount and has asked to be advised by XTO Energy as the matter progresses. XTO Energy has confirmed that they do not have additional information at this time, but will provide an update once it becomes available. Once additional information is made available, the Trustee intends to review any claimed reductions in payment to the Trust based on the facts and circumstances of the settlement. In light of a 2014 arbitration decision in which a three-arbitrator panel tribunal decided that the settlement in Fankhouser v. XTO Energy, Inc., including a new royalty calculation for future royalty payments, could not be charged to the Trust, to the extent that the claims in Chieftain are similar to those in Fankhouser the Trustee had informed XTO Energy that it would likely object to such claimed reductions. On May 2, 2018, the Trustee submitted a demand for arbitration styled Simmons Bank (successor to Southwest Bank and Bank of America, N.A.) vs. XTO Energy Inc. (the “Arbitration”) through the American Arbitration Association seeking a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Trust’s payments now or in the future as a result of the Chieftain litigation. In the Arbitration, the Trustee also made claims for disputed amounts on the computation of the Trust’s net proceeds for 2014 through 2016 in excess of $5 million. Due to the recent date of the filing of the demand for arbitration, XTO Energy has advised that it is currently reviewing the arbitration documents and will respond in due course.

If $20 million or more of the Chieftain settlement is required to be borne by the Trust, it would result in excess costs under the Oklahoma conveyance that, based on recent distribution levels under such conveyance, would likely result in no distributions under the Oklahoma conveyance for several years.

Certain of the underlying properties are involved in various other lawsuits and governmental proceedings arising in the ordinary course of business. XTO Energy has advised the Trustee that it does not believe that the ultimate resolution of these claims will have a material effect on the financial position or liquidity of the Trust, but may have an effect on annual distributable income.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 6. Exhibits.

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Hugoton Royalty Trust filed with the Securities and Exchange Commission on March 12, 2018 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST
By SIMMONS BANK, TRUSTEE

	By	/S/ LEE ANN ANDERSON
Lee Ann Anderson
Senior Vice President

EXXON MOBIL CORPORATION

Date: May 10, 2018	By	/S/ DAVID LEVY
David Levy
Vice President — Upstream Business Services