Form 10-Q
period 2018-06-30
HUGOTON ROYALTY TRUST
filed 2018-08-06
CIK 862022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of August 1, 2018

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Hugoton Royalty Trust at June 30, 2018 and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2018 and 2017 have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. The condensed financial statements as of June 30, 2018, and for the three-month and six-month periods ended June 30, 2018 and 2017 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust and

Simmons Bank, Trustee:

Results of Review of Financial Statements

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Hugoton Royalty Trust (the “Trust”) as of June 30, 2018, and the related condensed statements of distributable income and of changes in trust corpus for the three-month and six-month periods ended June 30, 2018 and 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with the modified cash basis of accounting described in Note 1.

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

/s/ PricewaterhouseCoopers LLP
Dallas, TX
August 6, 2018

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Cash and short-term investments	$1,570,209	$1,433,640
Net profits interests in oil and gas properties - net (Note 1)	15,816,990	16,379,749

	$17,387,199	$17,813,389

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$—	$433,640
Expense reserve (a)	1,570,209	1,000,000
Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	15,816,990	16,379,749

	$17,387,199	$17,813,389

(a)

The expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income. The Trustee increased the expense reserve in light of the activity described in Note 2 and Note 4 to Condensed Financial Statements.

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Net profits income	$—	$1,324,846	$1,590,949	$3,548,472
Interest income	6,457	1,605	9,755	2,525

Total income	6,457	1,326,451	1,600,704	3,550,997
Administration expense	358,657	176,171	660,455	514,037
Cash reserves withheld (used) for Trust expenses	(352,200)	—	570,209	—

Distributable income	$—	$1,150,280	$370,040	$3,036,960

Distributable income per unit (40,000,000 units)	$0.000000	$0.028757	$0.009251	$0.075924

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Trust corpus, beginning of period	$15,816,990	$22,781,888	$16,379,749	$26,885,503
Amortization of net profits interests	—	(2,718,797)	(562,759)	(6,822,412)
Distributable income	—	1,150,280	370,040	3,036,960
Distributions declared	—	(1,150,280)	(370,040)	(3,036,960)

Trust corpus, end of period	$15,816,990	$20,063,091	$15,816,990	$20,063,091

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

-	Interest income and distribution payable to unitholders include interest earned on the previous month’s investment.

-	Trust expenses are recorded based on liabilities paid and cash reserves established by the Trustee for liabilities and contingencies.

-	Distributions to unitholders are recorded when declared by the Trustee.

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

Impairment of Net Profits Interest

The Trustee reviews the Trust’s net profits interests (“NPI”) in oil and gas properties for impairment whenever events or circumstances indicate that the carrying value of the NPI may not be recoverable. In general, the Trustee does not view temporarily low prices as an indication of impairment. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If events and circumstances indicated that the carrying value may not be recoverable, the Trustee would use the estimated undiscounted future net cash flows from the NPI to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the NPI are less than the NPI carrying value, the Trust would recognize an impairment loss for the difference between the NPI carrying value and the estimated fair value of the NPI. The determination as to whether the NPI is impaired requires a significant amount of judgment by the Trustee and is based on the best information available to the Trustee at the time of the evaluation. There was no impairment of the NPI during the quarter ended June 30, 2018.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the Trust. During the second quarter 2016, the carrying value of the NPI was written down to its fair value of $28,801,000, resulting in an impairment of $57,306,527 charged directly to trust corpus. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $173,943,434 as of June 30, 2018 and $173,380,675 as of December 31, 2017.

2.	Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted for the underlying properties:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Cumulative actual costs under (over) the amount deducted - beginning of period	$527,598	$(73,310)	$537,144	$56,243
Actual costs	(1,448,486)	(609,745)	(2,298,032)	(1,339,298)
Budgeted costs deducted	6,562,500	600,000	7,402,500	1,200,000

Cumulative actual costs under (over) the amount deducted - end of period	$5,641,612	$(83,055)	$5,641,612	$(83,055)

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

The Trust could potentially be required to bear a portion of the legal settlement costs arising from the Chieftain settlement. For information on contingencies, see Note 4 to Condensed Financial Statements. In the event that the Trust is determined to be responsible for such costs, XTO will deduct the costs in its calculation of the net profits income payable to the Trust from the applicable net profits interests. Thus, for unitholders, the legal settlement costs will be reflected through a reduction in net profits income received from the Trust and thus in a reduction in the gross royalty income reported by and taxable to the unitholders. In the event that the Trustee objects to such claimed reductions, the Trustee may also incur legal fees in representing the Trust’s interests. For unitholders, such costs would be reflected through an increase in the Trust’s administrative expenses, which would be deductible by unitholders in determining the net royalty income from the Trust.

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

XTO Energy advised the Trustee that in December 2017, it reached a tentative settlement with the plaintiffs for $80 million and an additional $750 thousand for costs to administer the settlement following final approval. In March 2018, XTO Energy advised the Trustee that it believed the portion of the settlement that relates to the Trust could be as much as $20 million, but the settlement allocable to the Trust cannot be finally determined until after the judge approves the final plan of allocation. On July 27, 2018, plaintiffs submitted their final plan of allocation which was approved by the court on the same date. XTO Energy is analyzing the final plan of allocation to calculate the impact on the Trust and will report to the Trustee when that analysis is complete. XTO Energy has advised the Trustee that depending on its analysis of the final plan of allocation, the portion of the settlement XTO Energy believes should be allocated to the Trust may exceed $20 million. On May 2, 2018, the Trustee submitted a demand for arbitration styled Simmons Bank (successor to Southwest Bank and Bank of America, N.A.) vs. XTO Energy Inc. (the “Arbitration”) through the American Arbitration Association seeking a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Trust’s payments now or in the future as a result of the Chieftain litigation. In the Arbitration, the Trustee also made claims for disputed amounts on the computation of the Trust’s net proceeds for 2014 through 2016 in excess of $5 million. XTO Energy filed its answer denying the Trustee’s claims. The parties have begun the process of assembling an arbitration panel.

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

The following summarizes excess costs activity, cumulative excess costs balance and accrued interest to be recovered by conveyance:

	Underlying
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/17	$771,556	$—	$—	$771,556
Net excess costs (recovery) for the quarter ended 3/31/18	72,191	—	32,365	104,556
Net excess costs (recovery) for the quarter ended 6/30/18	20,283	4,665,654	486,350	5,172,287

Cumulative excess costs remaining at 6/30/18	864,030	4,665,654	518,715	6,048,399
Accrued interest at 6/30/18 (a)	133,832	—	1,819	135,651

Total remaining to be recovered at 6/30/18	$997,862	$4,665,654	$520,534	$6,184,050

	NPI
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/17	$617,246	$—	$—	$617,246
Net excess costs (recovery) for the quarter ended 3/31/18	57,752	—	25,892	83,644
Net excess costs (recovery) for the quarter ended 6/30/18	16,226	3,732,523	389,080	4,137,829

Cumulative excess costs remaining at 6/30/18	691,224	3,732,523	414,972	4,838,719
Accrued interest at 6/30/18 (a)	107,066	—	1,455	108,521

Total remaining to be recovered at 6/30/18	$798,290	$3,732,523	$416,427	$4,947,240

(a)	XTO has advised the Trustee that it has determined not to accrue interest on the OK excess costs balance at this time.

For the quarter ended June 30, 2018, lower gas prices in relation to costs resulted in net excess costs on properties underlying the Kansas net profits interests. Increased budgeted development costs caused costs to exceed revenues on properties underlying the Oklahoma net profits interests. Lower gas prices and increased budgeted development costs caused costs to exceed revenues on properties underlying the Wyoming net profits interests.

Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of June 30, 2018 totaled $6.2 million, including accrued interest of $0.1 million.

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

Distributable Income

Quarter

For the quarter ended June 30, 2018, net profits income was $0, as compared to $1,324,846 for second quarter 2017. This decrease in net profits income is primarily the result of increased development costs ($4.8 million), decreased gas production ($0.6 million), decreased gas prices ($0.5 million), partially offset by net excess costs activity ($4.1 million), increased oil prices ($0.4 million), and decreased production and property taxes ($0.1 million). See “Net Profits Income” below.

After adding interest income of $6,457, deducting administration expense of $358,657, and reducing the cash reserve $352,200 for the payment of Trust expenses, distributable income for the quarter ended June 30, 2018 was $0, or $0.000000 per unit of beneficial interest. Administration expense for the quarter increased $182,486 as compared to the prior year quarter, primarily related to an increase in legal fees and the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For second quarter 2017, distributable income was $1,150,280 or $0.028757 per unit.

Distributions to unitholders for the quarter ended June 30, 2018 were:

		Distribution
Record Date	Payment Date	per Unit
April 30, 2018	May 14, 2018	$0.000000
May 31, 2018	June 14, 2018	0.000000
June 29, 2018	July 16, 2018	0.000000

		$0.000000

Six Months

For the six months ended June 30, 2018, net profits income was $1,590,949 compared with $3,548,472 for the same 2017 period. This decrease in net profits income is primarily the result of increased development costs ($5.0 million), decreased gas production ($1.2 million), decreased gas prices ($1.1 million) and increased production expenses ($0.4 million), partially offset by net excess costs activity ($4.8 million), increased oil prices ($0.7 million), and decreased taxes, transportation, and other ($0.2 million). See “Net Profits Income” below.

After adding interest income of $9,755, deducting administration expense of $660,455, and increasing the expense reserve by $570,209, distributable income for the six months ended June 30, 2018 was $370,040, or $0.009251 per unit of beneficial interest. Administration expense for the six months ended June 30, 2018 increased $146,418 as compared to the same 2017 period, primarily related to an increase in legal fees and the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For the six months ended June 30, 2017, distributable income was $3,036,960 or $0.075924 per unit.

Net Profits Income

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

-	oil and gas sales volumes,

-	oil and gas sales prices, and

-	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months			Six Months
	Ended June 30 (a)		Increase	Ended June 30 (a)		Increase
	2018	2017	(Decrease)	2018	2017	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	3,093,456	3,399,989	(9%)	6,391,491	6,940,042	(8%)
Average per day	34,758	38,202	(9%)	35,312	38,343	(8%)
Net profits interests	—	421,422	(100%)	447,961	1,057,499	(58%)

Oil (Bbls) (b)
Underlying properties	41,092	39,596	4%	81,143	78,301	4%
Average per day	462	445	4%	448	433	3%
Net profits interests	—	7,281	(100%)	7,627	17,221	(56%)

Average Sales Prices
Gas (per Mcf)	$2.64	$2.83	(7%)	$2.81	$3.00	(6%)
Oil (per Bbl)	$60.85	$48.42	26%	$58.39	$47.50	23%

Revenues
Gas sales	$8,166,178	$9,630,525	(15%)	$17,948,650	$20,820,167	(14%)
Oil sales	2,500,491	1,917,419	30%	4,738,067	3,719,455	27%

Total Revenues	10,666,669	11,547,944	(8%)	22,686,717	24,539,622	(8%)

Costs
Taxes, transportation and other	1,989,179	2,131,068	(7%)	3,951,752	4,189,701	(6%)
Production expense	4,399,392	4,365,737	1%	8,839,870	8,316,224	6%
Development costs (c)	6,562,500	600,000	994%	7,402,500	1,200,000	517%
Overhead	2,887,885	2,850,091	1%	5,780,751	5,689,525	2%
Excess costs (d)	(5,172,287)	(55,010)	N/A	(5,276,842)	708,582	N/A

Total Costs	10,666,669	9,891,886	8%	20,698,031	20,104,032	3%

Net Proceeds	—	1,656,058	(100%)	1,988,686	4,435,590	(55%)

Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$—	$1,324,846	(100%)	$1,590,949	$3,548,472	(55%)

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

The following are explanations of significant variances on the underlying properties from second quarter 2017 to second quarter 2018 and from the first six months of 2017 to the comparable period in 2018:

Sales Volumes

Gas

Gas sales volumes decreased 9% for second quarter and 8% for the six-month period as compared with the same 2017 periods primarily due to natural production decline.

Oil

Oil sales volumes increased 4% for second quarter and 4% for the six-month period as compared with the same 2017 periods primarily due to the timing of cash receipts partially offset by natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Gas

The second quarter 2018 average gas price was $2.64 per Mcf, a 7% decrease from the second quarter 2017 average gas price of $2.83 per Mcf. For the six-month period, the average gas price decreased 6% to $2.81 per Mcf in 2018 from $3.00 per Mcf in 2017. The second quarter 2018 gas price is primarily related to production from February through April 2018, when the average NYMEX price was $2.99 per MMBtu.

Oil

The second quarter 2018 average oil price was $60.85 per Bbl, a 26% increase from the second quarter 2017 average oil price of $48.42 per Bbl. The year-to-date average oil price increased 23% to $58.39 per Bbl in 2018 from $47.50 per Bbl in 2017. The second quarter 2018 oil price is primarily related to production from February through April 2018, when the average NYMEX price was $63.84 per Bbl.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs decreased 7% for the second quarter and 6% for the six-month period primarily because of decreased production taxes related to lower gas revenues.

Production Expense

Production expense increased 1% for the second quarter primarily because of increased maintenance activity, partially offset by a decrease in other field goods and services. Production expense increased 6% for the six-month period primarily because of increased maintenance activity and labor, partially offset by decreased other field goods and services costs.

Development Costs

Development costs deducted are based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. These development costs increased 994% for the second quarter and 517% for the six-month period. The monthly development cost deduction will be reevaluated by XTO Energy and revised as necessary. For further information on development costs, see Note 2 to Condensed Financial Statements.

Overhead

Overhead increased 1% for the quarter and 2% for the six-month period. Overhead is charged by XTO Energy for administrative expenses incurred to support operations of the underlying properties. Overhead fluctuates based on changes in the active well count and drilling activity on the underlying properties, as well as an annual cost level adjustment based on an industry index.

Excess Costs

If monthly costs exceed revenues for any conveyance, these excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from another conveyance. Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of June 30, 2018 totaled $6.2 million ($4.9 million NPI), including accrued interest of $0.1 million ($0.1 million NPI). For further information on excess costs, see Note 5 to Condensed Financial Statements.

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

Contingencies

For information on contingencies, see Note 4 to Condensed Financial Statements.

Forward-Looking Statements

Statements in this report relating to future plans, predictions, events, or regulatory or court decisions are forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding the net profits interests, underlying properties, development activities, annual and monthly development, production and other costs and expenses, monthly development cost deductions, oil and gas prices and differentials to NYMEX prices, supply levels, drilling, workover and re-stimulation plans, the outcome of litigation or settlement discussions and the impact on Trust proceeds, distributions to unitholders, and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties, including those detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017, which is incorporated by this reference as though fully set forth herein. XTO Energy and the Trustee assume no duty to update these statements as of any future date.

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

XTO Energy advised the Trustee that in December 2017, it reached a tentative settlement with the plaintiffs for $80 million and an additional $750 thousand for costs to administer the settlement following final approval. In March 2018, XTO Energy advised the Trustee that it believed the portion of the settlement that relates to the Trust could be as much as $20 million, but the settlement allocable to the Trust cannot be finally determined until after the judge approves the final plan of allocation. On July 27, 2018, plaintiffs submitted their final plan of allocation which was approved by the court on the same date. XTO Energy is analyzing the final plan of allocation to calculate the impact on the Trust and will report to the Trustee when that analysis is complete. XTO Energy has advised the Trustee that depending on its analysis of the final plan of allocation, the portion of the settlement XTO Energy believes should be allocated to the Trust may exceed $20 million. On May 2, 2018, the Trustee submitted a demand for arbitration styled Simmons Bank (successor to Southwest Bank and Bank of America, N.A.) vs. XTO Energy Inc. (the “Arbitration”) through the American Arbitration Association seeking a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Trust’s payments now or in the future as a result of the Chieftain litigation. In the Arbitration, the Trustee also made claims for disputed amounts on the computation of the Trust’s net proceeds for 2014 through 2016 in excess of $5 million. XTO Energy filed its answer denying the Trustee’s claims. The parties have begun the process of assembling an arbitration panel.

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

The Trust’s failure to regain and maintain compliance with the continued listing standards of the NYSE, will likely result in the delisting of the Trust’s units from the NYSE.

The Trust units are currently listed for trading on the NYSE. The continued listing of the Trust units on the NYSE is subject to the Trust’s compliance with a number of listing standards. To maintain compliance with these continued listing standards, the Trust is required, among other things, to maintain an average closing price per unit of $1.00 or more over a successive 30 trading-day period. On February 26, 2018, the Trustee received written notification from the NYSE that the average closing price of the Trust units had fallen below $1.00 per unit over a successive 30 trading-day period as of February 22, 2018, and, as a result, the average closing price per unit of the units was below the minimum average closing price required to maintain listing on the NYSE. In addition, the Trust units could be delisted if the trading price of the Trust units on the NYSE is abnormally low, which has generally been interpreted to mean at levels below $0.16 per unit. In this event, the Trust units would be delisted immediately and suspended from trading on the NYSE. Delisting could negatively impact the trading volume and liquidity of the Trust units. Additionally, delisting from the NYSE may decrease the attractiveness of the Trust units to investors, which could result in a further decline in the market price of the Trust units. The commencement of delisting procedures by the NYSE remains, at all times, at the discretion of the NYSE.

The Trust could have regained compliance if at any time in the six-month period following receipt of the notice, the closing price of its units on the last trading day of any month was at least $1.00 and the 30 trading-day average closing price of its units on such day was also at least $1.00.

Since the Trust has not regained compliance with the referenced continued listing standards, the Trustee is investigating alternative listing arrangements for the Trust units. Notice of any delisting from the NYSE or change in listing arrangements will be provided to unitholders by press release and Form 8-K.

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

HUGOTON ROYALTY TRUST
By SIMMONS BANK, TRUSTEE

	By	/S/ LEE ANN ANDERSON
Lee Ann Anderson
Senior Vice President

EXXON MOBIL CORPORATION

Date: August 6, 2018	By	/S/ DAVID LEVY
David Levy
Vice President - Upstream Business Services