Form 10-Q
period 2018-09-30
HUGOTON ROYALTY TRUST
filed 2018-11-06
CIK 862022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-10476

Hugoton Royalty Trust

(Exact name of registrant as specified in its charter)

Texas	58-6379215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o The Corporate Trustee:

Simmons Bank

2911 Turtle Creek Blvd, Suite 850

Dallas, Texas 75219

(Address of principal executive offices) (Zip Code)

(855) 588-7839

(Registrant’s telephone number, including area code)

NONE

(Former name, former address and former fiscal year, if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of November 1, 2018

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Hugoton Royalty Trust at September 30, 2018 and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2018 and 2017 have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. The condensed financial statements as of September 30, 2018, and for the three-month and nine-month periods ended September 30, 2018 and 2017 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust and

Simmons Bank, Trustee:

Results of Review of Financial Statements

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Hugoton Royalty Trust (the “Trust”) as of September 30, 2018, and the related condensed statements of distributable income and of changes in trust corpus for the three-month and nine-month periods ended September 30, 2018 and 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with the modified cash basis of accounting described in Note 1.

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

/s/ PricewaterhouseCoopers LLP

Dallas, TX

November 6, 2018

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Cash and short-term investments	$1,351,705	$1,433,640
Net profits interests in oil and gas properties - net (Note 1)	15,816,990	16,379,749

	$17,168,695	$17,813,389

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$—	$433,640
Expense reserve (a)	1,351,705	1,000,000
Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	15,816,990	16,379,749

	$17,168,695	$17,813,389

(a)

The expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income. The Trustee increased the expense reserve in light of the activity described in Note 2 and Note 4 to Condensed Financial Statements.

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Net profits income	$—	$688,252	$1,590,949	$4,236,724
Interest income	6,700	2,091	16,455	4,616

Total income	6,700	690,343	1,607,404	4,241,340
Administration expense	225,204	193,023	885,659	707,060
Cash reserves withheld (used) for Trust expenses	(218,504)	—	351,705	—

Distributable income	$—	$497,320	$370,040	$3,534,280

Distributable income per unit (40,000,000 units)	$0.000000	$0.012433	$0.009251	$0.088357

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Trust corpus, beginning of period	$15,816,990	$20,063,091	$16,379,749	$26,885,503
Amortization of net profits interests	—	(1,480,209)	(562,759)	(8,302,621)
Distributable income	—	497,320	370,040	3,534,280
Distributions declared	—	(497,320)	(370,040)	(3,534,280)

Trust corpus, end of period	$15,816,990	$18,582,882	$15,816,990	$18,582,882

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

Impairment of Net Profits Interest

The Trustee reviews the Trust’s net profits interests (“NPI”) in oil and gas properties for impairment whenever events or circumstances indicate that the carrying value of the NPI may not be recoverable. In general, the Trustee does not view temporarily low prices as an indication of impairment. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If events and circumstances indicate that the carrying value may not be recoverable, the Trustee would use the estimated undiscounted future net cash flows from the NPI to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the NPI are less than the NPI carrying value, the Trust would recognize an impairment loss for the difference between the NPI carrying value and the estimated fair value of the NPI. The determination as to whether the NPI is impaired requires a significant amount of judgment by the Trustee and is based on the best information available to the Trustee at the time of the evaluation. During the quarter ended September 30, 2018, excess costs on properties attributable to the NPI have continued to accumulate, primarily due to the increase in the development budget for the active drilling of four horizontal wells in Major County, Oklahoma, with completion currently scheduled for early 2019 (see Note 5 to Condensed Financial Statements).There was no impairment of the NPI during the quarter ended September 30, 2018.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the Trust. During the second quarter 2016, the carrying value of the NPI was written down to its fair value of $28,801,000, resulting in an impairment of $57,306,527 charged directly to trust corpus. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $173,943,434 as of September 30, 2018 and $173,380,675 as of December 31, 2017.

2.	Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted for the underlying properties:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Cumulative actual costs under (over) the amount deducted - beginning of period	$5,641,612	$(83,055)	$537,144	$56,243
Actual costs	(975,300)	(434,911)	(3,273,332)	(1,774,209)
Budgeted costs deducted	6,562,500	760,000	13,965,000	1,960,000

Cumulative actual costs under (over) the amount deducted - end of period	$11,228,812	$242,034	$11,228,812	$242,034

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

In December 2010, a royalty class action lawsuit was filed against XTO Energy styled Chieftain Royalty Company v. XTO Energy Inc. in Coal County District Court, Oklahoma. XTO Energy removed the case to federal court in the Eastern District of Oklahoma. The plaintiffs allege that XTO Energy wrongfully deducted fees from royalty payments on Oklahoma wells, failed to make diligent efforts to secure the best terms available for the sale of gas and its constituents, and demanded an accounting to determine whether they have been fully and fairly paid gas royalty interests. The case was certified as a class action in April 2012, then decertified in July 2013.

XTO Energy advised the Trustee that in December 2017, it reached a tentative settlement with the plaintiffs for $80 million and an additional $750 thousand for costs to administer the settlement following final approval. In March 2018, XTO Energy advised the Trustee that it believed the portion of the settlement that relates to the Trust could be as much as $20 million, but the settlement allocable to the Trust could not be finally determined until after the judge approved the plaintiffs’ final plan of allocation. On July 27, 2018, plaintiffs submitted their final plan of allocation which was approved by the court on the same date. Based on the final plan of allocation XTO Energy has advised the Trustee that it believes approximately $24.3 million in additional production costs should be allocated to the Trust. On May 2, 2018, the Trustee submitted a demand for arbitration styled Simmons Bank (successor to Southwest Bank and Bank of America, N.A.) vs. XTO Energy Inc. (the “Arbitration”) through the American Arbitration Association seeking a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Trust’s payments now or in the future as a result of the Chieftain litigation. In the Arbitration, the Trustee also made claims for disputed amounts on the computation of the Trust’s net proceeds for 2014 through 2016 in excess of $5 million. XTO Energy filed its answer denying the Trustee’s claims. The Arbitration panel has been selected. Claims related to the Chieftain settlement are tentatively scheduled for a final hearing beginning in March 2019. The remaining claims related to the computation of the Trust’s net proceeds were bifurcated and will be heard at a later date, which is still to be determined.

If the approximately $24.3 million allocated portion of the Chieftain settlement results in an adjustment to the Trust’s share of net proceeds, it would result in additional excess costs under the Oklahoma conveyance that would likely result in no distributions under the Oklahoma conveyance for several years while these additional excess costs are recovered.

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

The following summarizes excess costs activity, cumulative excess costs balance and accrued interest to be recovered by conveyance:

	Underlying
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/17	$771,556	$—	$—	$771,556
Net excess costs (recovery) for the quarter ended 3/31/18	72,191	—	32,365	104,556
Net excess costs (recovery) for the quarter ended 6/30/18	20,283	4,665,654	486,350	5,172,287
Net excess costs (recovery) for the quarter ended 9/30/18	90,361	5,145,818	481,526	5,717,705

Cumulative excess costs remaining at 9/30/18	954,391	9,811,472	1,000,241	11,766,104
Accrued interest at 9/30/18 (a)	146,901	—	11,042	157,943

Total remaining to be recovered at 9/30/18	$1,101,292	$9,811,472	$1,011,283	$11,924,047

	NPI
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/17	$617,246	$—	$—	$617,246
Net excess costs (recovery) for the quarter ended 3/31/18	57,752	—	25,892	83,644
Net excess costs (recovery) for the quarter ended 6/30/18	16,226	3,732,523	389,080	4,137,829
Net excess costs (recovery) for the quarter ended 9/30/18	72,289	4,116,655	385,221	4,574,165

Cumulative excess costs remaining at 9/30/18	763,513	7,849,178	800,193	9,412,884
Accrued interest at 9/30/18 (a)	117,521	—	8,833	126,354

Total remaining to be recovered at 9/30/18	$881,034	$7,849,178	$809,026	$9,539,238

(a)	XTO has advised the Trustee that it has determined not to accrue interest on the OK excess costs balance at this time.

For the quarter ended September 30, 2018, lower gas prices in relation to costs resulted in net excess costs on properties underlying the Kansas net profits interests. Increased budgeted development costs caused costs to exceed revenues on properties underlying the Oklahoma net profits interests. Lower gas prices and increased budgeted development costs caused costs to exceed revenues on properties underlying the Wyoming net profits interests.

Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of September 30, 2018 totaled $11.9 million, including accrued interest of $0.2 million.

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

Distributable Income

Quarter

For the quarter ended September 30, 2018, net profits income was $0, as compared to $688,252 for third quarter 2017. This 100% decrease in net profits income is primarily the result of increased budgeted development costs ($4.6 million), lower gas prices ($1.0 million), lower gas and oil production ($0.5 million), increased production expense ($0.3 million) and increased taxes, transportation and other costs ($0.1 million), partially offset by net excess costs activity ($5.0 million), and higher oil prices ($0.8 million). See “Net Profits Income” below.

After adding interest income of $6,700 and deducting administration expense of $225,204, and reducing the cash reserve $218,504 for the payment of trust expenses, distributable income for the quarter ended September 30, 2018 was $0, or $0.000000 per unit of beneficial interest. Administration expense for the quarter increased $32,181 as compared to the prior year quarter, primarily related to an increase in legal fees and the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For third quarter 2017, distributable income was $497,320, or $0.012433 per unit.

Distributions to unitholders for the quarter ended September 30, 2018 were:

Record Date	Payment Date	Distribution per Unit
July 31, 2018	August 14, 2018	$0.000000
August 31, 2018	September 17, 2018	0.000000
September 28, 2018	October 15, 2018	0.000000

		$0.000000

Nine Months

For the nine months ended September 30, 2018, net profits income was $1,590,949 compared with $4,236,724 for the same 2017 period. This 62% decrease in net profits income is primarily the result of increased budgeted development costs ($9.6 million), lower gas prices ($2.0 million), decreased gas production ($1.7 million), and increased production expenses ($0.7 million), partially offset by net excess costs activity ($9.8 million), higher oil prices ($1.4 million), and increased oil production ($0.1 million), and decreased taxes, transportation and other costs ($0.1 million). See “Net Profits Income” below.

After adding interest income of $16,455 and deducting administration expense of $885,659, and increasing the expense reserve by $351,705, distributable income for the nine months ended September 30, 2018 was $370,040, or $0.009251 per unit of beneficial interest. Administration expense for the nine months ended September 30, 2018 increased $178,599 as compared to the same 2017 period, primarily related to an increase in legal fees. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For the nine months ended September 30, 2017, distributable income was $3,534,280, or $0.088357 per unit.

Net Profits Income

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

-	oil and gas sales volumes,

-	oil and gas sales prices, and

-	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended September 30 (a)		Increase (Decrease)	Nine Months Ended September 30 (a)		Increase (Decrease)
	2018	2017		2018	2017
Sales Volumes
Gas (Mcf) (b)
Underlying properties	3,337,746	3,557,852	(6%)	9,729,237	10,497,894	(7%)
Average per day	36,280	38,672	(6%)	35,638	38,454	(7%)
Net profits interests	—	229,435	(100%)	447,961	1,286,934	(65%)
Oil (Bbls) (b)
Underlying properties	39,525	40,990	(4%)	120,668	119,291	1%
Average per day	430	446	(4%)	442	437	1%
Net profits interests	—	4,000	(100%)	7,627	21,221	(64%)
Average Sales Prices
Gas (per Mcf)	$2.47	$2.81	(12%)	$2.69	$2.94	(9%)
Oil (per Bbl)	$66.86	$43.96	52%	$61.17	$46.29	32%
Revenues
Gas sales	$8,249,425	$10,006,965	(18%)	$26,198,075	$30,827,132	(15%)
Oil sales	2,642,696	1,801,955	47%	7,380,763	5,521,410	34%

Total Revenues	10,892,121	11,808,920	(8%)	33,578,838	36,348,542	(8%)

Costs
Taxes, transportation and other	2,166,680	2,079,613	4%	6,118,432	6,269,314	(2%)
Production expense	4,942,127	4,618,468	7%	13,781,997	12,934,692	7%
Development costs (c)	6,562,500	760,000	763%	13,965,000	1,960,000	613%
Overhead	2,938,519	2,961,087	(1%)	8,719,270	8,650,612	1%
Excess costs (d)	(5,717,705)	529,437	N/A	(10,994,547)	1,238,019	N/A

Total Costs	10,892,121	10,948,605	(1%)	31,590,152	31,052,637	2%

Net Proceeds	—	860,315	(100%)	1,988,686	5,295,905	(62%)
Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$—	$688,252	(100%)	$1,590,949	$4,236,724	(62%)

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

The following are explanations of significant variances on the underlying properties from third quarter 2017 to third quarter 2018 and from the first nine months of 2017 to the comparable period in 2018:

Sales Volumes

Gas

Gas sales volumes decreased 6% for the third quarter and 7% for the nine-month period primarily because of natural production decline.

Oil

Oil sales volumes decreased 4% for the third quarter and increased 1% for the nine-month period primarily because of natural production decline and the timing of cash receipts.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Gas

The third quarter 2018 average gas price was $2.47 per Mcf, a 12% decrease from the third quarter 2017 average gas price of $2.81 per Mcf. For the nine-month period, the average gas price decreased 9% to $2.69 per Mcf in 2018 from $2.94 per Mcf in 2017. The third quarter 2018 gas price is primarily related to production from May through July 2018, when the average NYMEX price was $2.90 per MMBtu.

Oil

The third quarter 2018 average oil price was $66.86 per Bbl, a 52% increase from the third quarter 2017 average oil price of $43.96 per Bbl. For the nine-month period, the average oil price increased 32% to $61.17 per Bbl in 2018 from $46.29 per Bbl in 2017. The third quarter 2018 oil price is primarily related to production from May through July 2018, when the average NYMEX price was $69.36 per Bbl.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs increased 4% for the third quarter primarily because of increased gas deductions related to additional gathering fees and increased production taxes related to higher oil revenues, partially offset by decreased production taxes related to lower gas revenues. Taxes, transportation and other costs decreased 2% for the nine-month period primarily because of decreased production taxes related to lower gas revenues and decreased property taxes, partially offset by increased gas deductions related to additional gathering fees and increased production taxes related to higher oil revenues.

Production Expense

Production expense increased 7% for the third quarter primarily because of increased repairs and maintenance, partially offset by decreased field goods and services and environmental costs. Production expense increased 7% for the nine-month period primarily because of increased repairs and maintenance, partially offset by decreased other field goods and services and environmental costs.

Development Costs

Development costs deducted are based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. These development costs increased 763% for the third quarter and 613% for the nine-month period, primarily due to the increase in the development budget for the active drilling of four horizontal wells in Major County, Oklahoma, with completion currently scheduled for early 2019. The monthly development cost deduction will be reevaluated by XTO Energy and revised as necessary. For further information on development costs, see Note 2 to Condensed Financial Statements.

Overhead

Overhead decreased 1% for the third quarter and increased 1% for the nine-month period. Overhead is charged by XTO Energy for administrative expenses incurred to support operations of the underlying properties. Overhead fluctuates based on changes in the active well count and drilling activity on the underlying properties, as well as an annual cost level adjustment based on an industry index.

Excess Costs

If monthly costs exceed revenues for any conveyance, these excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from another conveyance. Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of September 30, 2018 totaled $11.9 million ($9.5 million NPI), including accrued interest of $0.2 million ($0.1 million NPI). For further information on excess costs, see Note 5 to Condensed Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable. Upon qualifying as a smaller reporting company, this information is no longer required.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In December 2010, a royalty class action lawsuit was filed against XTO Energy styled Chieftain Royalty Company v. XTO Energy Inc. in Coal County District Court, Oklahoma. XTO Energy removed the case to federal court in the Eastern District of Oklahoma. The plaintiffs allege that XTO Energy wrongfully deducted fees from royalty payments on Oklahoma wells, failed to make diligent efforts to secure the best terms available for the sale of gas and its constituents, and demanded an accounting to determine whether they have been fully and fairly paid gas royalty interests. The case was certified as a class action in April 2012, then decertified in July 2013.

XTO Energy advised the Trustee that in December 2017, it reached a tentative settlement with the plaintiffs for $80 million and an additional $750 thousand for costs to administer the settlement following final approval. In March 2018, XTO Energy advised the Trustee that it believed the portion of the settlement that relates to the Trust could be as much as $20 million, but the settlement allocable to the Trust could not be finally determined until after the judge approved the plaintiffs’ final plan of allocation. On July 27, 2018, plaintiffs submitted their final plan of allocation which was approved by the court on the same date. Based on the final plan of allocation XTO Energy has advised the Trustee that it believes approximately $24.3 million in additional production costs should be allocated to the Trust. On May 2, 2018, the Trustee submitted a demand for arbitration styled Simmons Bank (successor to Southwest Bank and Bank of America, N.A.) vs. XTO Energy Inc. (the “Arbitration”) through the American Arbitration Association seeking a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Trust’s payments now or in the future as a result of the Chieftain litigation. In the Arbitration, the Trustee also made claims for disputed amounts on the computation of the Trust’s net proceeds for 2014 through 2016 in excess of $5 million. XTO Energy filed its answer denying the Trustee’s claims. The Arbitration panel has been selected. Claims related to the Chieftain settlement are tentatively scheduled for a final hearing beginning in March 2019. The remaining claims related to the computation of the Trust’s net proceeds were bifurcated and will be heard at a later date, which is still to be determined.

If the approximately $24.3 million allocated portion of the Chieftain settlement results in an adjustment to the Trust’s share of net proceeds, it would result in additional excess costs under the Oklahoma conveyance that would likely result in no distributions under the Oklahoma conveyance for several years while these additional excess costs are recovered.

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

Production expense and development costs are deducted in the calculation of the Trust’s share of net proceeds. Accordingly, higher or lower production expense and development costs, without concurrent changes in revenue, will directly decrease or increase the amount received by the Trust. If development costs and production expense for underlying properties in a particular state exceed the production proceeds from the properties (as was the case with respect to the properties underlying the Kansas net profits interest for all of 2016 and 2017, and the first three quarters of 2018, and with respect to the properties underlying the Wyoming net profits interests for all of 2016, the first three quarters of 2017, and the first three quarters of 2018, and with respect to the properties underlying the Oklahoma net profits interest, the second and third quarters of 2018), the Trust will not receive net profits income for those properties until future net proceeds from production in that state exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs. Additionally, XTO Energy has advised the Trustee that total budgeted development costs for the underlying properties are between $25 million and $30 million for the period April 2018 through March 2019 which could continue to exceed revenues for the underlying conveyance. See “Item 1 – Financial Statements (Unaudited) – Notes to Condensed Financial Statements – Note 2 – Development Costs” for additional information.

As described in Note 4 – Contingencies to the Notes to Financial Statements, XTO Energy has advised the Trustee that it believes a portion of the settlement it has reached in the Chieftain Royalty Company v. XTO Energy Inc. class action lawsuit relates to the Trust. On July 27, 2018, plaintiffs submitted their final plan of allocation which was approved by the court on the same date. XTO Energy has advised the Trustee that it believes approximately $24.3 million in additional production costs should be allocated to the Trust. The Trustee has submitted a demand for arbitration and the arbitration panel has been selected. Claims related to the Chieftain settlement are tentatively scheduled for a final hearing beginning in March 2019. The remaining claims related to the computation of the Trust’s net proceeds were bifurcated and will be heard at a later date, which is still to be determined. If the approximately $24.3 million allocated portion of the Chieftain settlement results in an adjustment to the Trust’s share of net proceeds, it would result in additional excess costs under the Oklahoma conveyance that would likely result in no distributions under the Oklahoma conveyance for several years while these additional excess costs are recovered. See “Item 1 – Financial Statements (Unaudited) – Notes to Condensed Financial Statements – Note 4 – Contingencies” for additional information.

There may not be an active market for the Trust units.

On August 27, 2018, the Trust units were delisted from the NYSE and began to be quoted on the OTCQX, which is maintained by the OTC Market Group Inc., under the symbol “HGTXU”. Trading on the OTCQX is often characterized as thin with sporadic fluctuations in price and the availability of buyers or sellers of a security. No assurance can be given that an active trading market for our Trust units will further develop or continue. The Trust units will likely be subject to greater volatility and lower trading volumes than when the Trust units were listed on the New York Stock Exchange. This could depress the trading price of the Trust units and make it more difficult to purchase, dispose of or obtain accurate quotations as to the value of the Trust units. We currently expect the Trust units will continue to trade on the OTCQX.

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

HUGOTON ROYALTY TRUST By SIMMONS BANK, TRUSTEE

	By	/S/ NANCY WILLIS
Nancy Willis Vice President

EXXON MOBIL CORPORATION

Date: November 6, 2018	By	/S/ DAVID LEVY
David Levy Vice President - Upstream Business Services