Form 10-Q
period 2019-03-31
HUGOTON ROYALTY TRUST
filed 2019-05-14
CIK 862022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of each class	Trading symbol	Name of each exchange on which registered
Units of Beneficial Interest	HGTXU	OTCQX

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of May 1, 2019

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Hugoton Royalty Trust at March 31, 2019 and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2019 and 2018 have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. The condensed financial statements as of March 31, 2019, and for the three-month periods ended March 31, 2019 and 2018 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust

and Simmons Bank, Trustee:

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Hugoton Royalty Trust (the “Trust”) as of March 31, 2019, and the related condensed statements of distributable income and of changes in trust corpus for the three-month periods ended March 31, 2019 and 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with the modified cash basis of accounting described in Note 1.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus as of December 31, 2018, and the related statements of distributable income and of changes in trust corpus for the year then ended (not presented herein), and in our report dated March 29, 2019, which included a paragraph describing the modified cash basis of accounting and a paragraph regarding substantial doubt about the Trust’s ability to continue as a going concern, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2018, is fairly stated, in all material respects, in relation to the statements of assets, liabilities and trust corpus from which it has been derived.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying interim financial statements have been prepared assuming that the Trust will continue as a going concern. Note 2 of the Trust’s audited financial statements as of December 31, 2018 and 2017, and for the years then ended, includes a statement that substantial doubt exists about the Trust’s ability to continue as a going concern. Note 2 of the Trust’s audited financial statements also discloses the events and conditions, management’s evaluation of the events and conditions, and management’s plans regarding these matters, including the fact that a reduction in net profits income as a result of excess costs have led to a decline to the expense reserve available to the Trust for the payment of its obligations. Our report on those financial statements includes a paragraph referring to the matters in Note 2 of those financial statements. As indicated in Note 1 of the accompanying interim financial statements, as of March 31, 2019, and for the three months then ended, the events and conditions impacting the Trust have not changed, and as a result, the Trust has stated that substantial doubt exists about the Trust’s ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Accounting

As described in Note 1, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

Dallas, TX

May 14, 2019

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Cash and short-term investments	$973,478	$1,128,157
Net profits interests in oil and gas properties—net (Note 1)	15,773,557	15,816,990

	$16,747,035	$16,945,147

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$—	$—
Expense reserve (a)	973,478	1,128,157
Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	15,773,557	15,816,990

	$16,747,035	$16,945,147

(a)	The expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income.

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended March 31
	2019	2018
Net profits income	$130,733	$1,590,949
Interest income	6,280	3,298

Total income	137,013	1,594,247
Administration expense	291,692	301,798
Cash reserves withheld (used) for Trust expenses	(154,679)	922,409

Distributable income	$—	$370,040

Distributable income per unit (40,000,000 units)	$0.000000	$0.009251

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended March 31
	2019	2018
Trust corpus, beginning of period	$15,816,990	$16,379,749
Amortization of net profits interests	(43,433)	(562,759)
Distributable income	—	370,040
Distributions declared	—	(370,040)

Trust corpus, end of period	$15,773,557	$15,816,990

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

Impairment of Net Profits Interest

The Trustee reviews the Trust’s net profits interests (“NPI”) in oil and gas properties for impairment whenever events or circumstances indicate that the carrying value of the NPI may not be recoverable. In general, the Trustee does not view temporarily low prices as an indication of impairment. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If events and circumstances indicate that the carrying value may not be recoverable, the Trustee would use the estimated undiscounted future net cash flows from the NPI to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the NPI are less than the NPI carrying value, the Trust would recognize an impairment loss for the difference between the NPI carrying value and the estimated fair value of the NPI. The determination as to whether the NPI is impaired requires a significant amount of judgment by the Trustee and is based on the best information available to the Trustee at the time of the evaluation. During the first quarter of 2019, excess costs on properties attributable to the NPI have continued to accumulate, primarily due to the 2018 development budget for the drilling of four horizontal wells in Major County, Oklahoma. The Trustee has considered the accumulation of these excess costs as part of its monitoring process and has concluded that there have been no events or changes in circumstances to indicate the carrying value of the NPI may not be recoverable, and there was no impairment of the NPI as of March 31, 2019.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the Trust. During the second quarter 2016, the carrying value of the NPI was written down to its fair value of $28,801,000, resulting in an impairment of $57,306,527 charged directly to trust corpus. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $173,986,867 as of March 31, 2019 and $173,943,434 as of December 31, 2018.

Liquidity and Going Concern

The accompanying condensed financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on a going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. Increases in excess costs for the Kansas, Oklahoma and Wyoming conveyances have resulted in no net proceeds to the Trust for the last nine months of 2018 and a reduction in the Trust’s expense reserve. These conditions raise substantial doubt about the Trust’s ability to continue as a going concern as the Trust may not have, based on the current estimated administrative expenses, sufficient cash to meet its obligations during the one year period after the date the condensed financial statements are issued. Factors attributable to the potential cash shortage are primarily the previously disclosed increase in the 2018 development budget to include drilling costs of four horizontal wells in Major County, Oklahoma ($19.6 million net to the Trust) which have created an excess cost position on the Oklahoma conveyance. Additionally, excess cost positions on the Kansas and Wyoming conveyances have resulted in no net proceeds to the Trust for 2018. The Trustee has prepared a preliminary budget estimating the administrative expenses for the next 12 months which assumes no cash inflow from either net profits income or from other sources. This budget estimates that the expense reserve will be depleted by approximately February 2020. If either income or expenses differ from the assumptions in the Trustee’s preliminary budget, this date may be sooner or later than the estimate. Both the Trustee and XTO Energy believe the Trust could obtain additional financing, including by borrowing under one or more debt instruments, in an amount sufficient to pay its obligations for the next year. This outcome would ensure that the Trust could continue as a going concern; however, there is no assurance that such additional financing could be obtained. If the Trust obtains debt financing, any funds borrowed must be repaid in full, including accrued interest, before distributions to unitholders could be made. Subsequent to December 31, 2018, the Trust received net profits income from the Wyoming conveyance in an amount that covered all of the Trust’s administrative expenses and allowed for a partial replenishment of the expense reserve in March and April 2019. However, the net profits income in March and April 2019 are not necessarily indicative of future cash inflows for the next 12 months. The Trust’s condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.    Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted for the underlying properties:

	Three Months Ended March 31
	2019	2018
Cumulative actual costs under (over) the amount deducted - beginning of period	$13,913,191	$537,144
Actual costs	(7,866,593)	(849,546)
Budgeted costs deducted	8,423,519	840,000

Cumulative actual costs under (over) the amount deducted - end of period	$14,470,117	$527,598

The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. XTO Energy has advised the Trustee that 2019 budgeted development costs for the underlying properties are between $2 million and $4 million. The 2019 budget year generally coincides with the Trust distribution months from April 2019 through March 2020. Changes in oil or natural gas prices could impact future development plans on the underlying properties. XTO Energy has advised the Trustee that this monthly deduction will continue to be evaluated and revised as necessary.

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

The Trust could potentially be required to bear a portion of the legal settlement costs arising from the Chieftain settlement. For information on contingencies, including the Chieftain class action, see Note 4 to Condensed Financial Statements. In the event that the Trust is determined to be responsible for such costs, XTO will deduct the costs in its calculation of the net profits income payable to the Trust from the applicable net profits interests. Thus, for unitholders, the legal settlement costs will be reflected through a reduction in net profits income received from the Trust and thus in a reduction in the gross royalty income reported by and taxable to the unitholders. In the event that the Trustee objects to such claimed reductions, the Trustee may also incur legal fees in representing the Trust’s interests. For unitholders, such costs would be reflected through an increase in the Trust’s administrative expenses, which would be deductible by unitholders in determining the net royalty income from the Trust.

Each unitholder should consult his or her own tax advisor regarding income tax requirements, if any, applicable to such person’s ownership of Trust units.

Unitholders should consult the Trust’s latest annual report on Form 10-K for a more detailed discussion of federal and state tax matters.

4.    Contingencies

Litigation

Royalty Class Action and Arbitration

As previously disclosed, XTO Energy advised the Trustee that it reached a settlement with the plaintiffs in the Chieftain class action royalty case. On July 27, 2018 the final plan of allocation was approved by the court. Based on the final plan of allocation XTO Energy has advised the Trustee that it believes approximately $24.3 million in additional production costs should be allocated to the Trust. On May 2, 2018, the Trustee submitted a demand for arbitration seeking a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Trust’s payments now or in the future as a result of the Chieftain litigation. The hearing on the claims related to the Chieftain settlement has been scheduled for October 7, 2019. Other Trustee claims related to disputed amounts on the computation of the Trust’s net proceeds for 2014 through 2016 were bifurcated from the issues regarding XTO’s right to charge the Chieftain settlement as a production cost and will be heard at a later date, which is still to be determined.

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

Other Lawsuits and Governmental Proceedings

Certain of the underlying properties are involved in various other lawsuits and governmental proceedings arising in the ordinary course of business. XTO Energy has advised the Trustee that, based on the information available at this stage of the various proceedings, it does not believe that the ultimate resolution of these claims will have a material effect on the financial position or liquidity of the Trust, but may have an effect on annual distributable income.

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

The following summarizes excess costs activity, cumulative excess costs balance and accrued interest to be recovered by conveyance:

	Underlying
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/18	$896,578	$15,576,231	$1,336,456	$17,809,265
Net excess costs (recovery) for the quarter ended 3/31/19	13,547	5,391,871	(1,336,456)	4,068,962

Cumulative excess costs remaining at 3/31/19	910,125	20,968,102	—	21,878,227
Accrued interest at 3/31/19 (a)	175,735	—	—	175,735

Total remaining to be recovered at 3/31/19	$1,085,860	$20,968,102	$—	$22,053,962

	NPI
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/18	$717,263	$12,460,985	$1,069,165	$14,247,413
Net excess costs (recovery) for the quarter ended 3/31/19	10,837	4,313,496	(1,069,165)	3,255,168

Cumulative excess costs remaining at 3/31/19	728,100	16,774,481	—	17,502,581
Accrued interest at 3/31/19 (a)	140,588	—	—	140,588

Total remaining to be recovered at 3/31/19	$868,688	$16,774,481	$—	$17,643,169

(a)	XTO has advised the Trustee that it has determined not to accrue interest on the OK excess costs balance at this time.

For the quarter ended March 31, 2019, lower revenues in relation to costs resulted in excess costs on properties underlying the Kansas net profits interests. Increased budgeted development costs caused costs to exceed revenues on properties underlying the Oklahoma net profits interests. Higher revenues in relation to costs resulted in the full recovery of excess costs, plus accrued interest of $38,809 ($31,047 NPI) on properties underlying the Wyoming net profits interests.

Underlying cumulative excess costs for the Kansas and Oklahoma conveyances remaining as of March 31, 2019 totaled $22.1 million, including accrued interest of $0.2 million.

Item 2. Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the Trustee’s discussion and analysis contained in the Trust’s 2018 Annual Report on Form 10-K, as well as the condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The Trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the Trust’s web site at www.hgt-hugoton.com.

Distributable Income

For the quarter ended March 31, 2019, net profits income was $130,733, as compared to $1,590,949 for first quarter 2018. This 92% decrease in net profits income is primarily the result of increased development costs ($6.1 million), decreased gas and oil production ($1.8 million), increased taxes, transportation and other ($0.6 million), decreased oil prices ($0.1 million), partially offset by net excess costs activity ($3.1 million), increased gas prices ($2.9 million), decreased overhead ($0.7 million) and decreased production expense ($0.4 million). See “Net Profits Income” below.

After adding interest income of $6,280 and deducting administration expense of $291,692, and reducing the cash reserve $154,679 for the payment of Trust expenses, distributable income for the quarter ended March 31, 2019 was $0 or $0.000000 per unit of beneficial interest. Administration expense for the quarter decreased $10,106 from the prior year quarter. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For first quarter 2018, distributable income was $370,040 or $0.009251 per unit.

Distributions to unitholders for the quarter ended March 31, 2019 were:

Record Date	Payment Date	Distribution per Unit
January 31, 2019	February 14, 2019	$0.000000
February 28, 2019	March 14, 2019	0.000000
March 29, 2019	April 12, 2019	0.000000

		$0.000000

Net Profits Income

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

•	oil and gas sales volumes,

•	oil and gas sales prices, and

•	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended March 31 (a)		Increase (Decrease)
	2019	2018
Sales Volumes
Gas (Mcf) (b)
Underlying properties	2,775,599	3,298,035	(16%)
Average per day	30,170	35,848	(16%)
Net profits interests	35,123	447,961	(92%)
Oil (Bbls) (b)
Underlying properties	37,639	40,051	(6%)
Average per day	409	435	(6%)
Net profits interests	95	7,627	(99%)
Average Sales Prices
Gas (per Mcf)	$4.07	$2.97	37%
Oil (per Bbl)	$50.41	$55.87	(10%)
Revenues
Gas sales	$11,299,725	$9,782,472	16%
Oil sales	1,897,379	2,237,576	(15%)

Total Revenues	13,197,104	12,020,048	10%

Costs
Taxes, transportation and other	2,766,263	1,962,573	41%
Production expense	3,887,582	4,440,478	(12%)
Development costs (c)	8,423,519	840,000	903%
Overhead	1,986,478	2,892,866	(31%)
Excess costs (d)	(4,030,154)	(104,555)	—

Total Costs	13,033,688	10,031,362	30%

Net Proceeds	163,416	1,988,686	(92%)
Net Profits Percentage	80%	80%

Net Profits Income	$130,733	$1,590,949	(92%)

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

The following are explanations of significant variances on the underlying properties from first quarter 2018 to first quarter 2019:

Sales Volumes

Gas

Gas sales volumes decreased 16% for the first quarter primarily because of natural production decline, timing of cash receipts and change to account for a portion of gas sales as residue that were previously accounted for at the wellhead. This change does not affect the net profits income received by the Trust.

Oil

Oil sales volumes decreased 6% for the first quarter primarily because of natural production decline and timing of cash receipts.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Gas

The first quarter 2019 average gas price was $4.07 per Mcf, a 37% increase from the first quarter 2018 average gas price of $2.97 per Mcf. The first quarter 2019 gas price is primarily related to production from November 2018 through January 2019, when the average NYMEX price was $3.85 per MMBtu.

Oil

The first quarter 2019 average oil price was $50.41 per Bbl, a 10% decrease from the first quarter 2018 average oil price of $55.87 per Bbl. The first quarter 2019 oil price is primarily related to production from November 2018 through January 2019, when the average NYMEX price was $52.39 per Bbl.

Costs

Taxes, Transportation and Other

Taxes, transportation and other increased 41% for the first quarter primarily because certain adjustments previously included in gas sales revenue are now recorded in this line item, production taxes increased due to higher gas prices and property taxes increased due to timing.

Production Expense

Production expense decreased 12% for the first quarter primarily because of lower labor costs due to timing of charges, partially offset by reporting of expense well work activity previously reported in development costs.

Development Costs

Development costs deducted are based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. These development costs increased 903% from the first quarter 2018, primarily due to the drilling of four horizontal wells in Major County, Oklahoma. The monthly development cost deduction will be reevaluated by XTO Energy and revised as necessary. For further information on development costs, see Note 2 to Condensed Financial Statements.

Overhead

Overhead decreased 31% for the first quarter due to timing of charges. Overhead is charged by XTO Energy and other operators for administrative expenses incurred to support operations of the underlying properties. Overhead fluctuates based on changes in the active well count and drilling activity on the underlying properties, as well as an annual cost level adjustment based on an industry index.

Excess Costs

If monthly costs exceed revenues for any conveyance, these excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from another conveyance. Underlying cumulative excess costs for the Kansas and Oklahoma conveyances remaining as of March 31, 2019 totaled $22.1 million ($17.6 million NPI), including accrued interest of $0.2 million ($0.1 million NPI). For further information on excess costs, see Note 5 to Condensed Financial Statements.

Contingencies

For information on contingencies, see Note 4 to Condensed Financial Statements.

Forward-Looking Statements

Statements in this report relating to future plans, predictions, production, excess costs, litigation or arbitration, events, or regulatory or court decisions are forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding the net profits interests, underlying properties, development activities, annual and monthly development, production and other costs and expenses, estimated rates of natural production decline, monthly development cost deductions, oil and gas prices and differentials to NYMEX prices, supply levels, drilling, workover and restimulation plans, the outcome of litigation or settlement discussions and the impact on Trust proceeds, distributions to unitholders, and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties, including those detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2018, which is incorporated by this reference as though fully set forth herein. XTO Energy and the Trustee assume no duty to update these statements as of any future date.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Royalty Class Action and Arbitration

As previously disclosed, XTO Energy advised the Trustee that it reached a settlement with the plaintiffs in the Chieftain class action royalty case. On July 27, 2018 the final plan of allocation was approved by the court. Based on the final plan of allocation XTO Energy has advised the Trustee that it believes approximately $24.3 million in additional production costs should be allocated to the Trust. On May 2, 2018, the Trustee submitted a demand for arbitration seeking a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Trust’s payments now or in the future as a result of the Chieftain litigation. The hearing on the claims related to the Chieftain settlement has been scheduled for October 7, 2019. Other Trustee claims related to disputed amounts on the computation of the Trust’s net proceeds for 2014 through 2016 were bifurcated from the issues regarding XTO’s right to charge the Chieftain settlement as a production cost and will be heard at a later date, which is still to be determined.

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

Other Lawsuits and Governmental Proceedings

Certain of the underlying properties are involved in various other lawsuits and governmental proceedings arising in the ordinary course of business. XTO Energy has advised the Trustee that, based on the information available at this stage of the various proceedings, it does not believe that the ultimate resolution of these claims will have a material effect on the financial position or liquidity of the Trust, but may have an effect on annual distributable income.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 6. Exhibits.

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Hugoton Royalty Trust filed with the Securities and Exchange Commission on March 29, 2019 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST
By SIMMONS BANK, TRUSTEE

	By	/s/ NANCY WILLIS
Nancy Willis
Vice President

EXXON MOBIL CORPORATION

Date: May 14, 2019	By	/s/ DAVID LEVY
David Levy
Vice President – Upstream Business Services