Form 10-Q
period 2019-06-30
HUGOTON ROYALTY TRUST
filed 2019-08-09
CIK 862022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of August 1, 2019

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Hugoton Royalty Trust at June 30, 2019 and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2019 and 2018 have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. The condensed financial statements as of June 30, 2019, and for the three-month and six-month periods ended June 30, 2019 and 2018 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust and

Simmons Bank, Trustee:

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Hugoton Royalty Trust (the “Trust”) as of June 30, 2019, and the related condensed statements of distributable income and of changes in trust corpus for the three-month and six-month periods ended June 30, 2019 and 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with the modified cash basis of accounting described in Note 1.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying interim financial statements have been prepared assuming that the Trust will continue as a going concern. Note 2 of the Trust’s audited financial statements as of December 31, 2018 and 2017, and for the years then ended, includes a statement that substantial doubt exists about the Trust’s ability to continue as a going concern. Note 2 of the Trust’s audited financial statements also discloses the events and conditions, management’s evaluation of the events and conditions, and management’s plans regarding these matters, including the fact that a reduction in net profits income as a result of excess costs have led to a decline to the expense reserve available to the Trust for the payment of its obligations. Our report on those financial statements includes a paragraph referring to the matters in Note 2 of those financial statements. As indicated in Note 1 of the accompanying interim financial statements, as of June 30, 2019, and for the three-months and six-months then ended, the events and conditions impacting the Trust have not changed, and as a result, the Trust has stated that substantial doubt exists about the Trust’s ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Accounting

As described in Note 1, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

Dallas, TX

August 9, 2019

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Cash and short-term investments	$1,071,199	$1,128,157

Net profits interests in oil and gas properties—net (Note 1)	15,681,533	15,816,990

	$16,752,732	$16,945,147

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$—	$—

Expense reserve (a)	1,071,199	1,128,157

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	15,681,533	15,816,990

	$16,752,732	$16,945,147

(a)	The expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income.

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Net profits income	$238,725	$—	$369,458	$1,590,949

Interest income	5,632	6,457	11,912	9,755

Total income	244,357	6,457	381,370	1,600,704

Administration expense	146,636	358,657	438,328	660,455

Cash reserves withheld (used) for Trust expenses	97,721	(352,200)	(56,958)	570,209

Distributable income	$—	$—	$—	$370,040

Distributable income per unit (40,000,000 units)	$0.000000	$0.000000	$0.000000	$0.009251

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Trust corpus, beginning of period	$15,773,557	$15,816,990	$15,816,990	$16,379,749

Amortization of net profits interests	(92,024)	—	(135,457)	(562,759)

Distributable income	—	—	—	370,040

Distributions declared	—	—	—	(370,040)

Trust corpus, end of period	$15,681,533	$15,816,990	$15,681,533	$15,816,990

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

Impairment of Net Profits Interest

The Trustee reviews the Trust’s net profits interests (“NPI”) in oil and gas properties for impairment whenever events or circumstances indicate that the carrying value of the NPI may not be recoverable. In general, the Trustee does not view temporarily low prices as an indication of impairment. The markets for crude oil and natural gas have a history of significant price volatility and though prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. If events and circumstances indicate that the carrying value may not be recoverable, the Trustee would use the estimated undiscounted future net cash flows from the NPI to evaluate the recoverability of the Trust assets. If the undiscounted future net cash flows from the NPI are less than the NPI carrying value, the Trust would recognize an impairment loss for the difference between the NPI carrying value and the estimated fair value of the NPI. The determination as to whether the NPI is impaired requires a significant amount of judgment by the Trustee and is based on the best information available to the Trustee at the time of the evaluation. During the second quarter of 2019, excess costs on properties attributable to the NPI have continued to accumulate. The Trustee has considered the accumulation of these excess costs as part of its monitoring process and has concluded that there have been no events or changes in circumstances to indicate the carrying value of the NPI may not be recoverable, and there was no impairment of the NPI as of June 30, 2019.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the Trust. During the second quarter 2016, the carrying value of the NPI was written down to its fair value of $28,801,000, resulting in an impairment of $57,306,527 charged directly to trust corpus. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $174,078,891 as of June 30, 2019 and $173,943,434 as of December 31, 2018.

Liquidity and Going Concern

The accompanying condensed financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on a going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. Increases in excess costs for the Kansas, Oklahoma and Wyoming conveyances have resulted in no net proceeds to the Trust for the last nine months of 2018 and a reduction in the Trust’s expense reserve. In March through May of 2019, the Trust received net profits income from the Wyoming conveyance in an amount that covered all of the Trust’s administrative expenses and allowed for a partial replenishment of the expense reserve, but there were no funds to distribute to unitholders. The net profits income in these months are not necessarily indicative of future cash inflows for the next 12 months. These conditions raise substantial doubt about the Trust’s ability to continue as a going concern as the Trust may not have, based on the current estimated administrative expenses, sufficient cash to meet its obligations during the one year period after the date the condensed financial statements are issued. Factors attributable to the potential cash shortage are primarily the previously disclosed increase in the 2018 development budget to include drilling costs of four horizontal wells in Major County, Oklahoma ($19.6 million net to the Trust) which have created an excess cost position on the Oklahoma conveyance. Additionally, excess cost positions on the Kansas and Wyoming conveyances have resulted in no net proceeds to the Trust for 2018. The Trustee has prepared a preliminary budget estimating the administrative expenses for the next 12 months which assumes no cash inflow from either net profits income or from other sources. This budget estimates that the expense reserve will be depleted by approximately April 2020. If either income or expenses differ from the assumptions in the Trustee’s preliminary budget, this date may be sooner or later than the estimate. Both the Trustee and XTO Energy believe the Trust could obtain additional financing, including by borrowing under one or more debt instruments, in an amount sufficient to pay its obligations for the next year. This outcome would ensure that the Trust could continue as a going concern; however, there is no assurance that such additional financing could be obtained. If the Trust obtains debt financing, any funds borrowed must be repaid in full, including accrued interest, before distributions to unitholders could be made. The Trust’s condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Development Costs

The following summarizes actual development costs, development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted for the underlying properties:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Cumulative actual costs under (over) the amount deducted - beginning of period	$14,470,117	$527,598	$13,913,191	$537,144

Actual costs	(12,364,038)	(1,448,486)	(20,230,631)	(2,298,032)

Budgeted / actual costs deducted	31,031	6,562,500	8,454,550	7,402,500

Cumulative actual costs under (over) the amount deducted - end of period	$2,137,110	$5,641,612	$2,137,110	$5,641,612

The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. XTO Energy has advised the Trustee that actual development costs for properties underlying the Kansas and Wyoming net profits interests were charged to the Trust as incurred. XTO has advised the Trustee that actual development costs for the properties underlying the Oklahoma net profits interests were charged to the previously accrued development budget through the end of the quarter. Subsequent to June 30, 2019, XTO Energy has advised the Trustee that the budgeted development cost accrual was fully depleted as of the July 2019 distribution. XTO Energy also had previously advised the Trustee that once the accrual was fully depleted, development costs will be charged to the Trust as they are incurred for all conveyances. XTO Energy has advised the Trustee that drilling in Major County, Oklahoma is complete and resulted in cost overruns due to unforeseen expenditures that will be charged to the Trust subsequent to the second quarter of 2019. XTO Energy has advised the Trustee that 2019 budgeted development costs for the underlying properties are between $2 million and $4 million. The 2019 budget year generally coincides with the Trust distribution months from April 2019 through March 2020. Changes in oil or natural gas prices could impact future development plans on the underlying properties. XTO Energy has advised the Trustee that this monthly deduction will continue to be evaluated and revised as necessary.

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

All revenues from the Trust are from sources within Kansas, Oklahoma or Wyoming. Because it distributes all of its net income to unitholders, the Trust has not been taxed at the trust level in Kansas or Oklahoma. While the Trust has not owed tax, the Trustee is generally required to file Kansas and Oklahoma income tax returns reflecting the income and deductions of the Trust attributable to properties located in each state, along with a schedule that includes information regarding distributions to unitholders. However, the Trust does not expect to file a Kansas income tax return for the 2019 tax year because it expects to have no revenues, income or deductions in 2019 attributable to properties located in Kansas. The Trust did not file a Kansas income tax return for the 2018 and 2017 tax years for the same reason.

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

The following summarizes excess costs activity, cumulative excess costs balance and accrued interest to be recovered by conveyance:

	Underlying
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/18	$896,578	$15,576,231	$1,336,456	$17,809,265
Net excess costs (recovery) for the quarter ended 3/31/19	13,547	5,391,871	(1,336,456)	4,068,962
Net excess costs (recovery) for the quarter ended 6/30/19	148,644	69,876	176,518	395,038

Cumulative excess costs remaining at 6/30/19	1,058,769	21,037,978	176,518	22,273,265
Accrued interest at 6/30/19	191,456	127,211	—	318,667

Total remaining to be recovered at 6/30/19	$1,250,225	$21,165,189	$176,518	$22,591,932

	NPI
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/18	$717,263	$12,460,985	$1,069,165	$14,247,413
Net excess costs (recovery) for the quarter ended 3/31/19	10,837	4,313,496	(1,069,165)	3,255,168
Net excess costs (recovery) for the quarter ended 6/30/19	118,915	55,901	141,214	316,030

Cumulative excess costs remaining at 6/30/19	847,015	16,830,382	141,214	17,818,611
Accrued interest at 6/30/19	153,165	101,769	—	254,934

Total remaining to be recovered at 6/30/19	$1,000,180	$16,932,151	$141,214	$18,073,545

For the quarter ended June 30, 2019, lower revenues in relation to costs resulted in net excess costs on properties underlying the Kansas, Oklahoma and Wyoming net profits interests.

Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of June 30, 2019 totaled $22.6 million, including accrued interest of $0.3  million.

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

Distributable Income

Quarter

For the quarter ended June 30, 2019, net profits income was $238,725 as compared to $0 for second quarter 2018. This increase in net profits income is primarily the result of decreased development costs ($5.2 million) and higher gas prices ($1.6 million), partially offset by net excess costs activity ($3.8 million), decreased oil and gas production ($1.3 million), increased production expenses ($0.7 million), increased taxes, transportation and other costs ($0.4 million), lower oil prices ($0.2 million), and increased overhead ($0.2 million). See “Net Profits Income” below.

After adding interest income of $5,632, deducting administration expense of $146,636, and partially replenishing $97,721 of the expense reserve to pay Trust expenses, distributable income for the quarter ended June 30, 2019 was $0, or $0.000000 per unit of beneficial interest. Administration expense for the quarter decreased $212,021 as compared to the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For second quarter 2018, distributable income was $0 or $0.000000 per unit.

Distributions to unitholders for the quarter ended June 30, 2019 were:

Record Date	Payment Date	Distribution per Unit
April 30, 2019	May 14, 2019	$0.000000
May 31, 2019	June 14, 2019	0.000000
June 28, 2019	July 15, 2019	0.000000
		$0.000000

Six Months

For the six months ended June 30, 2019, net profits income was $369,458 compared with $1,590,949 for the same 2018 period. This decrease in net profits income is primarily the result of decreased oil and gas production ($3.1 million), increased taxes, transportation and other costs ($1.0 million), increased development costs ($0.8 million), net excess costs activity ($0.7 million), lower oil prices ($0.4 million) and increased production expenses ($0.2 million), partially offset by higher gas prices ($4.5 million), and decreased overhead ($0.5 million). See “Net Profits Income” below.

After adding interest income of $11,912, deducting administration expense of $438,328, and utilizing $56,958 of the expense reserve to pay Trust expenses, distributable income for the six months ended June 30, 2019 was $0, or $0.000000 per unit of beneficial interest. Administration expense for the six months ended June 30, 2019 decreased $222,127 as compared to the same 2018 period, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For the six months ended June 30, 2018, distributable income was $370,040 or $0.009251 per unit.

Net Profits Income

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

-	oil and gas sales volumes,

-	oil and gas sales prices, and

-	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended June 30 (a)		Increase (Decrease)	Six Months Ended June 30 (a)		Increase (Decrease)
	2019	2018		2019	2018
Sales Volumes
Gas (Mcf) (b)
Underlying properties	2,695,225	3,093,456	(13%)	5,470,824	6,391,491	(14%)
Average per day	30,283	34,758	(13%)	30,226	35,312	(14%)
Net profits interests	74,418	—	—	109,541	447,961	(76%)
Oil (Bbls) (b)
Underlying properties	34,503	41,092	(16%)	72,142	81,143	(11%)
Average per day	388	462	(16%)	399	448	(11%)
Net profits interests	154	—	—	249	7,627	(97%)

Average Sales Prices
Gas (per Mcf)	$3.30	$2.64	25%	$3.69	$2.81	31%
Oil (per Bbl)	$55.45	$60.85	(9%)	$52.82	$58.39	(10%)

Revenues
Gas sales	$8,889,206	$8,166,178	9%	$20,188,931	$17,948,650	12%
Oil sales	1,913,213	2,500,491	(23%)	3,810,592	4,738,067	(20%)

Total Revenues	10,802,419	10,666,669	1%	23,999,523	22,686,717	6%

Costs
Taxes, transportation and other	2,489,626	1,989,179	25%	5,255,889	3,951,752	33%
Production expense	5,239,369	4,399,392	19%	9,126,951	8,839,870	3%
Development costs (c)	31,031	6,562,500	(100%)	8,454,550	7,402,500	14%
Overhead	3,139,024	2,887,885	9%	5,125,502	5,780,751	(11%)
Excess costs (d)	(395,038)	(5,172,287)	(92%)	(4,425,192)	(5,276,842)	(16%)

Total Costs	10,504,012	10,666,669	(2%)	23,537,700	20,698,031	14%

Net Proceeds	298,407	—	—	461,823	1,988,686	(77%)

Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$238,725	$—	—	$369,458	$1,590,949	(77%)

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

The following are explanations of significant variances on the underlying properties from second quarter 2018 to second quarter 2019 and from the first six months of 2018 to the comparable period in 2019:

Sales Volumes

Gas

Gas sales volumes decreased 13% for second quarter and 14% for the six-month period as compared with the same 2018 periods primarily due to natural production decline, timing of cash receipts and change to account for a portion of gas sales as residue that were previously accounted for at the wellhead. This change does not affect the net profits income received by the Trust.

Oil

Oil sales volumes decreased 16% for second quarter and 11% for the six-month period as compared with the same 2018 periods primarily due to natural production decline and the timing of cash receipts.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Gas

The second quarter 2019 average gas price was $3.30 per Mcf, a 25% increase from the second quarter 2018 average gas price of $2.64 per Mcf. For the six-month period, the average gas price increased 31% to $3.69 per Mcf in 2019 from $2.81 per Mcf in 2018. The second quarter 2019 gas price is primarily related to production from February through April 2019, when the average NYMEX price was $2.84 per MMBtu.

Oil

The second quarter 2019 average oil price was $55.45 per Bbl, a 9% decrease from the second quarter 2018 average oil price of $60.85 per Bbl. The year-to-date average oil price decreased 10% to $52.82 per Bbl in 2019 from $58.39 per Bbl in 2018. The second quarter 2019 oil price is primarily related to production from February through April 2019, when the average NYMEX price was $58.98 per Bbl.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs increased 25% for the second quarter and 33% for the six-month period primarily because certain adjustments previously included in gas sales revenue are now recorded in this line item.

Production Expense

Production expense increased 19% for the second quarter primarily because of reporting of expense well work activity previously reported in development costs and other higher operating expenses across all conveyances. Production expense increased 3% for the six-month period primarily because of reporting of expense well work activity previously reported in development costs, partially offset by lower labor costs due to timing of charges.

Development Costs

Development costs deducted are based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. These development costs decreased 100% for the second quarter and increased 14% for the six-month period. Subsequent to June 30, 2019, XTO Energy has advised the Trustee that the budgeted development cost accrual was fully depleted as of the July 2019 distribution. XTO Energy also had previously advised the Trustee that once the accrual was fully depleted, development costs will be charged to the Trust as they are incurred for all conveyances. XTO Energy has advised the Trustee that drilling in Major County, Oklahoma is complete and resulted in cost overruns due to unforeseen expenditures that will be charged to the Trust subsequent to the second quarter of 2019. XTO Energy has advised the Trustee that this monthly deduction will continue to be evaluated and revised as necessary. For further information on development costs, see Note 2 to Condensed Financial Statements.

Overhead

Overhead increased 9% for the quarter and decreased 11% for the six-month period. Overhead is charged by XTO Energy and other operators for administrative expenses incurred to support operations of the underlying properties. Overhead fluctuates based on changes in the active well count and drilling activity on the underlying properties, as well as an annual cost level adjustment based on an industry index.

Excess Costs

If monthly costs exceed revenues for any conveyance, these excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from another conveyance. Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of June 30, 2019 totaled $22.6 million ($18.1 million NPI), including accrued interest of $0.3 million ($0.3 million NPI). For further information on excess costs, see Note 5 to Condensed Financial Statements.

Contingencies

For information on contingencies, see Note 4 to Condensed Financial Statements.

Forward-Looking Statements

Statements in this report relating to future plans, predictions, production, excess costs, litigation or arbitration, events, or regulatory or court decisions are forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding the net profits interests, underlying properties, development activities, annual and monthly development, production and other costs and expenses, estimated rates of natural production decline, monthly development cost deductions, oil and gas prices and differentials to NYMEX prices, estimated changes in expenses, supply levels, drilling, workover and restimulation plans, the outcome of litigation or settlement discussions and the impact on Trust proceeds, distributions to unitholders, and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties, including those detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2018, which is incorporated by this reference as though fully set forth herein. XTO Energy and the Trustee assume no duty to update these statements as of any future date.

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

HUGOTON ROYALTY TRUST By SIMMONS BANK, TRUSTEE

	By	/S/ NANCY WILLIS

Nancy Willis Vice President

EXXON MOBIL CORPORATION

Date: August 9, 2019	By	/S/ DAVID LEVY

David Levy Vice President - Upstream Business Services