Form 10-K
period 2019-12-31
HUGOTON ROYALTY TRUST
filed 2020-03-30
CIK 862022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(at the office of the Corporate Trustee):

(855) 588-7839

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	TradingSymbol	Name of each exchange on which registered
Units of Beneficial Interest	HGTXU	OTCQX

Securities registered pursuant to Section 12(g) of the Act: Units of Beneficial Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of units of beneficial interest held by non-affiliates of the registrant at June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $14.4 million.

The number of units of beneficial interest outstanding as of March 4, 2020 was 40,000,000.

HUGOTON ROYALTY TRUST

2019 ANNUAL REPORT ON FORM 10-K

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

On June 25, 2010, XTO Energy became a wholly-owned subsidiary of Exxon Mobil Corporation.

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

Subtracting -

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

Approximately 97% of the net profits income received by the Trust during 2019 was attributable to natural gas. There has historically been a greater demand for gas during the winter months than the rest of the year.  Otherwise, Trust income generally is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The Trust conducts no research activities.

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

With the exception of net profits income generated by the Wyoming conveyance in March, April and May 2019, all three of the Trust’s conveyances have been in excess costs for the remainder of the year resulting in no net proceeds to the Trust and a reduction in the Trust’s expense reserve.  These conditions raise substantial doubt about the Trust’s ability to continue as a going concern as the Trust may not have, based on the current estimated administrative expenses, sufficient cash to meet its obligations during the one year period after the date the financial statements are issued.  The Trust’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances that the Trust will receive net profits income sufficient to pay its obligations during the one year period after the date the financial statements are issued, and as a result, may choose or be required to seek additional financing.  If the Trust is unable to obtain additional financing and is unable to meet its obligations, the Trust could be forced to consider alternatives such as seeking approval from the unitholders to amend the Trust indenture either to permit the sale of some or all of the net profits interests or approve termination of the Trust.  Unitholders could incur significant losses on their investment in the Trust or lose their entire investment in the Trust altogether if the funds obtained from any such sale or liquidation of the net profits interests are such that there are no funds to distribute to unitholders after all financial obligations are met.  See Item 7 – Trustee’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources for more information.

The market price for the Trust units may not reflect the value of the net profits interests held by the Trust.

The public trading price for the Trust units has historically been tied to the recent and expected levels of cash distributions on the Trust units. However, no cash distribution has occurred for 24 months as of the date of this report, March 30, 2020. The amounts available for distribution by the Trust vary in response to numerous factors outside the control of the Trust or XTO Energy, including prevailing prices for oil and natural gas produced from the underlying properties. The market price of the Trust units is not necessarily indicative of the value that the Trust would realize if the net profits interests were sold to a third party buyer. In addition, such market price is not necessarily reflective of the fact that, since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. There is no guarantee that distributions made to a unitholder over the life of these depleting assets will equal or exceed the purchase price paid by the unitholder or that distributions from the Trust will resume in 2020 or at all.

Oil and natural gas prices fluctuate due to a number of uncontrollable factors, and any decline will adversely affect the net proceeds payable to the Trust and Trust distributions.

The Trust’s monthly cash distributions are highly dependent upon the prices realized from the sale of natural gas and oil. Oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and XTO Energy. Factors that contribute to price fluctuations include instability in oil-producing regions, worldwide economic conditions, weather conditions, trade barriers, political instability, public health concerns, the supply of domestic and foreign oil, natural gas and natural gas liquids, consumer demand, the price and availability of alternative fuels, the proximity to, and capacity of, transportation facilities and the effect of worldwide energy conservation measures. Moreover, government regulations, such as regulation of natural gas transportation and price controls, environmental regulations, or trade barriers, can affect product prices. Oil and natural gas prices have declined substantially from historical highs and may not return to those levels in the foreseeable future, if ever.  A significant decline in current oil or natural gas prices could have a material adverse effect on the amount of oil and natural gas that is economic to produce, Trust net profits (and therefore cash available for distribution to unitholders) and proved reserves attributable to the Trust’s interests. The volatility of energy prices reduces the predictability of future cash distributions to Trust unitholders.

Higher production expense and/or development costs, without concurrent increases in revenue, will directly decrease the net proceeds payable to the Trust. Certain claimed production expenses by XTO Energy may reduce or eliminate distributions to unitholders for extended periods of time.

Production expense and development costs are deducted in the calculation of the Trust’s share of net proceeds. Accordingly, higher or lower production expense and development costs, without concurrent changes in revenue, will directly decrease or increase the amount received by the Trust.  If development costs and production expense for underlying properties in a particular state exceed the production proceeds from the properties (as was the case with respect to the properties underlying the Kansas net profits interest for all of 2018 and 2019 and with respect to the properties underlying the Wyoming net profits interests for all of 2018 and most of 2019, and with respect to the properties underlying the Oklahoma net profits interest, the second, third, and fourth quarters of 2018 and all of 2019 primarily due to the drilling of four horizontal wells in Major County, Oklahoma), the Trust will not receive net profits income for those properties until future net proceeds from production in that state exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs. Additionally, XTO Energy has advised the Trustee that total budgeted development costs for the underlying properties are between $1 million and $3 million for 2020 which could continue to exceed revenues for the underlying conveyance. See Item 2 – Properties.

As described in Note 8 – Contingencies to the Notes to Financial Statements, XTO Energy has advised the Trustee that it believes a portion of the settlement it has reached in the Chieftain Royalty Company v. XTO Energy Inc. class action lawsuit relates to the Trust. On July 27, 2018, the final plan of allocation was approved by the court.  Based on the final plan of allocation, XTO Energy advised the Trustee that it believes approximately $24.3 million in additional production costs should be allocated to the Trust.  The Trustee has submitted a demand for arbitration and the arbitration panel has been selected.  The hearing on the claims related to the Chieftain settlement has been rescheduled for April 27, 2020.  The remaining claims related to the computation of the Trust’s net proceeds were bifurcated and will be heard at a later date, which is still to be determined.  If the approximately $24.3 million allocated portion of the Chieftain settlement results in an adjustment to the Trust’s share of net proceeds, it would result in additional excess costs under the Oklahoma conveyance that would likely result in no distributions under the Oklahoma conveyance for several years, or more depending on the results of operations of the underlying properties, while these additional excess costs are recovered.   See Item 8 – Financial Statements and Supplementary Data – Notes to Financial Statements – Note 8 – Contingencies for additional information.

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

XTO Energy drilled four horizontal wells in Major County, Oklahoma during 2018 which are currently producing. There is no guarantee that these wells will produce in commercial quantities sufficient to recoup the investment.

Terrorism, geopolitical hostilities, military actions or political instability could adversely affect Trust distributions or the market price of the Trust units.

There are a number of national and international events that could cause instability in global financial and energy markets. Terrorist attacks and the threat of terrorist attacks, whether domestic or foreign, as well as military or other actions taken in response, impact the demand for and price of oil and natural gas in unpredictable ways, including increasing volatility in pricing. Actual or threatened acts of terrorism and other geopolitical hostilities could adversely affect Trust distributions or the market price of the Trust units in unpredictable ways, including through the disruption of fuel supplies and markets, increased volatility in oil and natural gas prices, or the possibility that the infrastructure on which the operators of the underlying properties rely could be a direct target or an indirect casualty of such an event.

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

The financial statements of the Trust are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles, or U.S. GAAP. Although this basis of accounting is permitted for royalty trusts by the Securities and Exchange Commission, the financial statements of the Trust differ from U.S. GAAP financial statements because net profits income is not accrued in the month of production, expenses are not recognized when incurred and cash reserves may be established for certain contingencies that would not be recorded in U.S. GAAP financial statements.  See Item 8 – Financial Statements and Supplementary Data – Notes to Financial Statements – Note 2 Basis of Accounting and Note 5 Development Costs for additional information.

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

Drilling oil and natural gas wells involves numerous risks, including the risk that commercially productive oil and natural gas reservoirs are not encountered. The presence of unanticipated pressures or irregularities in formations, miscalculations or accidents may cause drilling activities to be unsuccessful. In addition, there is often uncertainty as to the future cost or timing of drilling, completing and operating wells. Further, development activities may be curtailed, delayed or canceled as a result of a variety of factors, including:

1.	reduced oil or natural gas prices;
2.	unexpected drilling conditions;
3.	title problems;
4.	restricted access to land for drilling or laying pipeline;
5.	pressure or irregularities in formations;
6.	equipment failures or accidents;
7.	adverse weather conditions, natural disasters or public health events; and
8.	costs of, or shortages or delays in the availability of, drilling rigs, labor, tubular materials and equipment.

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

Extensive federal, state and local regulation of the oil and natural gas industry significantly affects operations on the underlying properties. In particular, oil and natural gas development and production are subject to stringent environmental regulations. These regulations have increased the costs of planning, designing, drilling, installing, operating and abandoning oil and natural gas wells and other related facilities, which costs could reduce net proceeds payable to the Trust and Trust distributions. These regulations may become more demanding in the future. See Item 2 – Properties – Regulation, and Item 7 – Trustee’s Discussion and Analysis of Financial Condition and Results of Operations – Greenhouse Gas Emissions and Climate Change Regulations.

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

Item 1B.  Unresolved Staff Comments

As of December 31, 2019, the Trust did not have any unresolved Securities and Exchange Commission staff comments.

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

The underlying properties are predominantly gas-producing properties with established production histories in the Hugoton area of Oklahoma and Kansas, the Anadarko Basin of Oklahoma and the Green River Basin of Wyoming. The average reserve-to-production index for the underlying properties as of December 31, 2019 is approximately 8 years.  This index is calculated using total proved reserves and estimated 2020 production for the underlying properties. The projected 2020 production is from proved developed producing reserves as of December 31, 2019. Based on estimated future net cash flows at 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, the future net cash flows from proved reserves of the underlying properties are zero. As reported in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2018, the future net cash flows from proved reserves of the underlying properties as of such date were approximately 64% natural gas and 36% oil. XTO Energy operates approximately 95% of the underlying properties.

Because the underlying properties are working interests, production expense, development costs and overhead are deducted in calculating net profits income. As a result, net profits income is affected by the level of maintenance and development activity on the underlying properties. See Trustee’s Discussion and Analysis of Financial Condition and Results of Operations, under Item 7. Total 2019 development costs deducted for the underlying properties were $18.1 million, a decrease of 17% from the prior year. XTO Energy has informed the Trustee that total 2020 budgeted development costs for the underlying properties are between $1 million and $3 million. Changes in oil or natural gas prices could impact future development plans on the underlying properties.

Significant Properties

Hugoton Area

Natural gas was discovered in the Hugoton area in 1922. With an estimated five million productive acres covering parts of Texas, Oklahoma and Kansas, the Hugoton area is one of the largest domestic natural gas producing areas. During 2019, daily sales volumes from the underlying properties in the Hugoton area averaged approximately 7,100 Mcf of gas and 26 Bbls of oil.

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

Within this area, XTO Energy did not drill any new wells but did perform 8 workovers in 2019.  XTO Energy has informed the Trustee that it does not plan to drill any new wells but may perform up to 10 workovers during 2020.

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

Effective May 1, 2014, XTO Energy entered into a gas sales and processing contract with DCP Midstream, L.P. to process all gas production from its wells attached to the Timberland Gathering System in Seward  County, Kansas and in Texas and Beaver Counties, Oklahoma. The system collects the majority of its throughput from underlying properties, which XTO Energy has advised the Trustee has been approximately 9,900 Mcf per day. XTO Energy receives 100% of the net value for residue gas based upon a price per MMBtu of Panhandle Eastern Pipe Line Company index. Under this contract DCP is entitled to charge a processing fee of $0.25 per Delivery Point MMBtu and a helium processing fee of $0.05 per 97% Delivery Point Mcf in addition to other deductions such as for fuel and transportation. XTO Energy has exercised its contractual right to take in kind and sell its NGLs and helium. XTO Energy sells 100% of the net value for any recovered NGLs to ONEOK at Conway pricing as posted by Oil Price Information Services minus an adjusted base differential. XTO Energy sells the helium to Air Products and Chemicals, Inc. and Air Products Helium, Inc. under a pricing formula based upon the open market crude helium sales price established by the U.S. Bureau of Land Management. Timberland Gathering & Processing Company, Inc. (“Timberland”), an affiliate of XTO Energy, provides gathering from the wellhead to DCP’s gathering system for a fee of $0.75 per Mcf of gas delivered by XTO Energy. The sales contract with DCP Midstream, L.P. has passed its primary term date of March 31, 2019, and is currently being renewed annually on an evergreen basis, and can be canceled by either party upon 180 days written notice.

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

Anadarko Basin

Oil and gas accumulations were discovered in the Anadarko Basin of western Oklahoma in 1945. XTO Energy is one of the largest producers in the Ringwood, Northwest Okeene and Cheyenne Valley fields of Major County, the Northeast Cedardale field of Woodward County and the Elk City field of Beckham County, the principal producing regions of the underlying properties in the Anadarko Basin. Daily sales volumes from the underlying properties in the Anadarko Basin averaged 13,200 Mcf of gas and 781 Bbls of oil in 2019.

The fields in the Major County area are characterized by oil and gas production from a variety of structural and stratigraphic traps. Productive zones include the Oswego, Red Fork, Inola, Chester, Manning, Mississippian, Hunton and Arbuckle formations. Within this area, XTO Energy completed the 4 new horizontal wells and performed 17 workovers in 2019.  XTO Energy has informed the Trustee that it does not plan to drill any new wells but may perform up to 20 workovers in Major County during 2020.

The fields within Woodward County are characterized primarily by gas production from a variety of structural and stratigraphic traps. Productive zones include the Cottage Grove, Oswego, Chester and Mississippian formations. Within this area, XTO Energy did not drill any wells but did perform 1 workover in 2019. XTO Energy has informed the Trustee that it does not plan to drill any new wells but may perform up to 5 workovers in Woodward County during 2020.

The Elk City field on the eastern edge of Beckham County produces oil and gas from a structural anticline with stratigraphic trapping features. Production zones include the Hoxbar, Atoka and Morrow formations. Within this area, XTO Energy did not drill any wells or perform any workovers in 2019. XTO Energy has informed the Trustee that it does not plan to drill any new wells but may perform up to 5 workovers within the Elk City field during 2020.

XTO Energy plans to further develop the underlying properties in the Anadarko Basin primarily through:

1.	mechanical stimulation of existing wells;
2.	installing artificial lift;
3.	opening new producing zones in existing wells;
4.	deepening existing wells to new producing zones; and
5.	future drilling of additional wells.

A gathering subsidiary of XTO Energy operates a 300-mile gathering system and pipeline in the Major County area. The gathering subsidiary and a third-party processor purchase natural gas produced at the wellhead from XTO Energy and other producers in the area under various agreements, most of which were entered into in the 1960’s and 1970’s, and which include life-of-production terms such that the contracts will continue until there is no further production from the underlying properties, unless the production declines so that it is no longer economical to take the gas. The gathering subsidiary and the third-party processor are required to take certain minimum volumes of the gas produced but have been taking all of the volumes produced for over ten years. The gathering subsidiary gathers and transports the gas to a third-party processor, which processes the gas and pays XTO Energy and other producers for at least 50% of the liquids processed based upon a weighted average sales price less transportation charges, which price may vary in the event of inadequate markets. After the gas is processed, the gathering subsidiary transports the gas via a residue pipeline to a connection with an interstate pipeline. The gathering subsidiary pays XTO Energy for the residue gas based upon a weighted average price from downstream sales to third parties, which price will vary monthly based upon market conditions. The gathering subsidiary pays this price to XTO Energy less a compression and gathering fee of approximately $0.31 per Mcf of residue gas. This gathering fee was previously approved by the Federal Energy Regulatory Commission when the gathering subsidiary was regulated. As of December 31, 2019, the gathering system was collecting approximately 8,200 Mcf per day, approximately 70% of which are operated by XTO Energy. Estimated capacity of the gathering system is 24,000 Mcf per day. The gathering subsidiary also provides contract operating services to properties in Woodward County, collecting approximately 2,800 Mcf per day, for an average fee of approximately $0.34 per Mcf.  The fee is subject to an annual price renegotiation under which either party can request that the price provided under the contract be renegotiated. The contract continues on a yearly basis, and it is subject to termination upon written notice prior to its annual renewal or in the event the parties fail to agree upon a pricing renegotiation. XTO Energy also sells gas directly to third parties. The price paid to XTO Energy is based upon the weighted average price of several published indices, which price varies upon market conditions, and includes a deduction for any transportation fees charged by the third party. Neither party has a firm obligation to sell or purchase any specific minimum quantity of gas.

Green River Basin

The Green River Basin is located in southwestern Wyoming. Natural gas was discovered in the Fontenelle field of the Green River Basin in the early 1970’s. The producing reservoirs are the Frontier, Baxter and Dakota sandstones.

Daily 2019 sales volumes from the underlying properties in the Fontenelle field averaged 10,100 Mcf of natural gas and 20 Bbls of oil. XTO Energy did not drill any new wells or perform any workovers in the Green River Basin in 2019.  XTO Energy has advised the Trustee that it does not plan to drill any new wells or perform any workovers in the Green River Basin during 2020.  XTO Energy has advised the Trustee that it is continuing its efforts to reduce pipeline pressure which has shown potential for increasing production and extending field life in the Fontenelle field.  XTO Energy has advised the Trustee that a salt water disposal conversion may be executed in 2020 to assist with disposal in the Fontenelle field.

Potential development activities for the underlying properties in this area include:

1.	installing artificial lift;
2.	restimulating producing intervals utilizing new technology;
3.	additional compression to lower line pressures; and
4.	opening new producing zones in existing wells.

XTO Energy markets the gas produced from the Fontenelle field and nearby properties under various marketing arrangements. Under the agreement covering the majority of the gas sold, XTO Energy compresses the gas on the lease, transports it off the lease and compresses the gas again prior to entry into the gas plant pipeline. The pipeline transports the gas to the gas plant, where the gas is processed, then redelivered to XTO Energy. The owner of the gas plant and related pipeline charges XTO Energy for operational fuel and processing and has agreed to accept certain volumes, which amounts can be adjusted by the owner. The owner may be able to cease taking volumes if it has valid unaddressed concerns regarding the creditworthiness of XTO Energy. In 2019, the fuel charge was approximately 1% of the volumes produced and the fee was approximately $0.12 per MMBtu. These charges are adjusted annually based upon a published governmental economic index, and the contract renews on a year-to-year basis. XTO Energy transports and sells this gas directly to the markets based on a spot sales price on a month-to-month term, and the volumes to be sold are generally determined upon a monthly basis. These contracts may be terminated by either party if there are credit issues with the other party. The gas not sold under the above arrangement may be gathered and sold under a similar arrangement on a month-to-month term where the fee is approximately $0.20 per MMBtu and is adjusted annually. The amount of gas that the gatherer is required to gather is limited to certain maximum volumes, and the gatherer may be able to cease taking volumes if it has valid unaddressed concerns regarding the creditworthiness of XTO Energy. Alternatively, the gas may be sold under a contract where XTO Energy directly sells the gas to a third party on the lease at an adjusted index price, which price varies upon market conditions. The contract continues on a month-to-month basis, and the buyer is obligated to make a good faith effort to purchase a minimum 90% of the gas nominated by buyer for purchase. Condensate is sold to an independent third party at market rates on a month-to-month basis. The purchaser accepts all condensate delivered at the lease, but either party may suspend performance of the contract if there are credit issues with the other party.

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

The underlying properties are interests in developed properties located primarily in gas producing regions of Kansas, Oklahoma and Wyoming. The following is a summary of the approximate producing acreage of the underlying properties at December 31, 2019. Undeveloped acreage is not significant.

	Gross	Net
Hugoton Area	202,374	190,311
Anadarko Basin	157,821	122,533
Green River Basin	32,233	25,570
Total	392,428	338,414

The following is a summary of the producing wells on the underlying properties as of December 31, 2019:

	Operated Wells		Non-operated Wells		Total (a)
	Gross	Net	Gross	Net	Gross	Net
Gas	1,097.0	980.0	227.0	50.8	1,324.0	1,030.8
Oil	41.0	37.2	9.0	1.2	50.0	38.4
Total	1,138.0	1,017.2	236.0	52.0	1,374.0	1,069.2

(a)

During 2019, 2018 and 2017 there were no exploratory or dry wells drilled on the underlying properties.  There were 7 gross (3.16 net), 2 gross (0.11 net) and 1 gross (0.0 net) developmental wells drilled in 2019, 2018 and 2017, respectively.

Estimated Proved Reserves and Future Net Cash Flows

The following are proved reserves of the underlying properties, as estimated by independent engineers, and proved reserves and future net cash flows from proved reserves of the net profits interests, based on an allocation of these reserves, at December 31, 2019:

	Underlying Properties		Net Profits Interests
	Proved Reserves (a)		Proved Reserves (a) (b)		Future Net Cash Flows
	Gas	Oil	Gas	Oil	from Proved Reserves (a) (c)
	(Mcf)	(Bbls)	(Mcf)	(Bbls)	Undiscounted	Discounted
(in thousands)
Oklahoma	50,946	1,468	—	—	$—	$—
Wyoming	26,603	40	—	—	—	—
Kansas	2,624	72	—	—	—	—
TOTAL	80,173	1,580	—	—	$—	$—

(a)	Based on 12-month average oil price of $53.20 per Bbl and $1.88 per Mcf for gas, based on the first-day-of-the-month price for each month in the period.
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

(c)	Before income taxes, since future net cash flows are not subject to taxation at the trust level. Future net cash flows are discounted at an annual rate of 10%.

Proved reserves at December 31, 2019 consist of the following:

	Underlying Properties		Net Profits Interests
	Proved Reserves		Proved Reserves
	Gas	Oil	Gas	Oil
	(Mcf)	(Bbls)	(Mcf)	(Bbls)
(in thousands)
Proved developed reserves	79,204	1,580	—	—
Proved undeveloped reserves	716	—	—	—
Proved non-producing reserves	253	—	—	—
Total proved reserves	80,173	1,580	—	—

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

The XTO Energy reserve engineering group reviews reserve estimates with third-party petroleum consultants, Miller and Lents, Ltd., independent petroleum engineers. Miller and Lents, Ltd. estimated oil and gas reserves attributable to the underlying properties as of December 31, 2019, 2018, 2017 and 2016. Miller and Lents’ primary technical person responsible for calculating the Trust’s reserves has more than ten years of experience as a reserve engineer. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for each of the two years ended December 31 were as follows:

	2019	2018
Production
Underlying Properties
Gas - Sales (Mcf)	11,112,535	12,994,466
Average per day (Mcf)	30,445	35,601
Oil - Sales (Bbls)	302,040	155,334
Average per day (Bbls)	828	426
Net Profits Interests
Gas - Sales (Mcf)	109,541	447,961
Average per day (Mcf)	300	1,227
Oil - Sales (Bbls)	249	7,627
Average per day (Bbls)	1	21
Average Sales Price
Gas (per Mcf)	$ 2.95	$ 2.69
Oil (per Bbl)	$ 53.60	$ 62.69
Average Production Cost per BOE	$ 15.13	$ 12.83

Oil and gas production by conveyance attributable to the underlying properties for each of the two years ended December 31 were as follows:

	Underlying Gas Production (Mcf)
Conveyance	2019	2018
Kansas	868,947	1,077,152
Oklahoma	6,572,242	7,988,035
Wyoming	3,671,346	3,929,279
Total	11,112,535	12,994,466

	Underlying Oil Production (Bbls)
Conveyance	2019	2018
Kansas	6,102	8,621
Oklahoma	288,662	138,880
Wyoming	7,276	7,833
Total	302,040	155,334

Pricing and Sales Information

XTO Energy sells most of its natural gas production directly to third parties, and a portion is sold to certain of XTO Energy’s wholly-owned subsidiaries based on a weighted average sales price. The weighted average sales price received from the subsidiary is based upon sales to third parties for the best available price. Oil production is generally marketed at the wellhead to third parties at the best available price. XTO Energy arranges for some of its natural gas to be processed by unaffiliated third parties and markets the natural gas liquids. Some of the natural gas attributable to the underlying properties is marketed under contracts existing at Trust inception. Contracts covering production from the Ringwood area of the Major County area are generally for the life of the lease. The contract with an unaffiliated third party for the majority of production from the Hugoton area is in effect through the life of the lease. If new contracts are entered with unaffiliated third parties, the proceeds from sales under those new contracts will be included in gross proceeds from the underlying properties. If new contracts are entered with any subsidiary of XTO Energy, it may charge XTO Energy a fee that may not exceed 2% of the sales price of the oil and natural gas received from unaffiliated parties. The sales price is net of any deductions for transportation from the wellhead to the unaffiliated parties and any gravity or quality adjustments. For further information on these arrangements see Significant Properties above.

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

Because the Trust is a grantor trust for federal tax purposes, each unitholder is taxed directly on his proportionate share of income, deductions and credits of the Trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust. The income of the Trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. During 2019, the Trust incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

If a taxpayer disposes of any “Section 1254 property” (certain oil, gas, geothermal or other mineral property), and the adjusted basis of such property includes adjustments for depletion deductions under Section 611 of the Internal

Revenue Code (the “Code”), the taxpayer generally must recapture the amount deducted for depletion as ordinary income (to the extent of gain realized on such disposition). This depletion recapture rule applies to any disposition of Section 1254 property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the U.S. Treasury Regulations govern dispositions of property after March 13, 1995.

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

Under the “TCJA” for tax years beginning after December 31, 2017 and before January 1, 2026, the highest marginal U.S. federal income tax rate applicable to ordinary income of individuals is 37%, and the highest marginal U.S. federal income tax rate applicable to long-term capital gains (generally, gains from the sale or exchange of certain investment assets held for more than one year) and qualified dividends of individuals is 20%. Under the TCJA, for such tax years, personal exemptions and miscellaneous itemized deductions are not allowed. For such tax years, the U.S. federal income tax rate applicable to corporations is 21%, and such rate applies to both ordinary income and capital gains.

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

Kansas also taxes the income of nonresidents from property located within the state.  However, the Trust will not file a Kansas income tax return for the 2019 tax year because the Trust had no revenues, income or deductions in 2019 attributable to properties located in Kansas. The Trust did not file a return with Kansas for the 2018 and 2017 tax years for the same reason.

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

Item 3.  Legal Proceedings

As previously disclosed, XTO Energy advised the Trustee that it reached a settlement with the plaintiffs in the Chieftain class action royalty case. On July 27, 2018 the final plan of allocation was approved by the court. Based on the final plan of allocation XTO Energy has advised the Trustee that it believes approximately $24.3 million in additional production costs should be allocated to the Trust. On May 2, 2018, the Trustee submitted a demand for arbitration seeking a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Trust’s payments now or in the future as a result of the Chieftain litigation. The hearing on the claims related to the Chieftain settlement has been rescheduled for April 27, 2020.  Other Trustee  claims related to disputed amounts on the computation of the Trust’s net proceeds for 2014 through 2016 were bifurcated from the issues regarding XTO’s right to charge the Chieftain settlement as a production cost and will be heard at a later date, which is still to be determined.

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

At March 4, 2020, there were 40,000,000 units outstanding and approximately 582 unitholders of record; 39,784,711 of these units were held by depository institutions.

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

Item 7.  Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Calculation of Net Profits Income

The following is a summary of the calculation of net profits income received by the Trust:

	Year Ended December 31(a)		Three Months Ended December 31(a)
	2019	2018	2019	2018
Sales Volumes
Gas (Mcf) (b)
Underlying properties	11,112,535	12,994,466	2,969,373	3,265,229
Average per day	30,445	35,601	32,276	35,492
Net profits interests	109,541	447,961	—	—
Oil (Bbls) (b)
Underlying properties	302,040	155,334	145,683	34,666
Average per day	828	426	1,584	377
Net profits interests	249	7,627	—	—
Average Sales Prices
Gas (per Mcf)	$2.95	$2.69	$2.21	$2.68
Oil (per Bbl)	$53.60	$62.69	$53.39	$67.99
Revenues
Gas sales	$32,762,489	$34,963,154	$6,555,147	$8,765,079
Oil sales	16,189,356	9,737,686	7,777,550	2,356,923
Total Revenues	48,951,845	44,700,840	14,332,697	11,122,002
Costs
Taxes, transportation and other	10,208,162	8,178,584	2,725,253	2,060,152
Production expense	21,041,901	18,131,944	6,121,091	4,349,947
Development costs (c)	18,051,637	21,802,500	1,319,473	7,837,500
Overhead	11,549,455	11,636,835	3,289,159	2,917,565
Excess costs (d)	(12,361,133)	(17,037,709)	877,721	(6,043,162)
Total Costs	48,490,022	42,712,154	14,332,697	11,122,002
Net Proceeds	461,823	1,988,686	—	—
Net Profits Percentage	80%	80%	80%	80%
Net Profits Income	$369,458	$1,590,949	$—	$—

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

Results of Operations

Years Ended December 31, 2019 and 2018

Net profits income for 2019 was $369,458, as compared with $1,590,949 for 2018.  The 77% decrease in net profits income from 2018 to 2019 was primarily the result of decreased gas production ($4.4 million), net excess costs activity ($3.7 million), increased production expenses ($2.3 million), increased taxes, transportation and other costs ($1.6 million), and lower oil prices ($1.1 million), partially offset by increased oil production ($6.3 million), decreased development costs ($3.0 million), and higher gas prices ($2.6 million). Approximately 97% in 2019 and 75% in 2018 of net profits income was derived from natural gas sales.

Trust administration expense was $913,398 in 2019 as compared to $1,115,904 in 2018. Net cash reserve activity was $522,511 in 2019 and $128,157 in 2018. Cash reserve activity for 2019 included partial replenishment of $212,706, offset by utilization of $735,217 for the payment of trust expenses. Interest income was $21,429 in 2019 and $23,152 in 2018. Changes in interest income are attributable to fluctuations in net profits income and interest rates. Distributable income was $0 or $0.000000 per unit in 2019 and $370,040 or $0.009251 per unit in 2018.

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production.  Net profits income is generally affected by three major factors:

1.	oil and gas sales volumes;
2.	oil and gas sales prices; and
3.	costs deducted in the calculation of net profits income.

Volumes

Gas. From 2018 to 2019, underlying gas sales volumes decreased 14% primarily due to natural production decline, timing of cash receipts and a change to account for a portion of gas sales as residue that were previously accounted for at the wellhead (which did not affect the net profits income received by the Trust), partially offset by gas sales from new wells in Major County, Oklahoma.

Oil. From 2018 to 2019, underlying oil sales volumes increased 94% primarily due to oil sales from new wells in Major County, Oklahoma, and timing of cash receipts partially offset by natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Prices

Gas.  The 2019 average gas price was $2.95 per Mcf, up 10% from the 2018 average gas price of $2.69 per Mcf. Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The average NYMEX price for November 2019 through January 2020 was $2.41 per MMBtu.  At March 20, 2020, the average NYMEX gas price for the following 12 months was $2.10 per MMBtu.

Oil.  The average oil price for 2019 was $53.60 per Bbl, down 14% from the average oil price for 2018 of $62.69 per Bbl. Oil prices are expected to remain volatile. The average NYMEX price for November 2019 through January 2020 was $58.30 per Bbl. At March 20, 2020, the average NYMEX oil price for the following 12 months was $28.65 per Bbl.

Costs

The calculation of net profits income includes deductions for production expense, development costs and overhead since the related underlying properties are working interests.

Taxes, transportation and other.  Taxes, transportation and other generally fluctuates with changes in total revenues. Taxes, transportation and other increased 25% from 2018 to 2019 primarily because of increased gas deductions related to certain adjustments previously included in gas sales revenue that are now recorded in this line item and increased production taxes related to higher oil revenues, partially offset by decreased production taxes related to lower gas revenues.

Production expense.  Production expense increased 16% from 2018 to 2019 primarily because of reporting of expense well work activity previously reported in development costs and other higher operating expenses in all three conveyances.

Development costs. Development costs charged to the Trust were $18.1 million in 2019 and $21.8 million in 2018.  The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. Changes in oil or natural gas prices could impact future development plans on the underlying properties. Subsequent to June 30, 2019, XTO Energy has advised the Trustee that the budgeted development cost accrual was fully depleted as of the July 2019 distribution.  XTO Energy also had previously advised the Trustee that once the accrual was fully depleted, development costs were charged to the Trust as they are incurred for all conveyances. XTO Energy has advised the Trustee that drilling in Major County, Oklahoma is complete and resulted in cost overruns due to unforeseen expenditures that were charged to the Trust in the third quarter of 2019. XTO Energy has advised the Trustee that this monthly deduction will continue to be evaluated and revised as necessary. For further information on development costs, see Note 5 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

Overhead.  Overhead is charged by XTO Energy and other operators for administrative expenses incurred to support operations of the underlying properties. Overhead fluctuates based on changes in the active well count and drilling activity on the underlying properties, as well as an annual cost level adjustment.

Excess costs.  If monthly costs exceed revenues for any conveyance, these excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from another conveyance. Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of December 31, 2019 totaled $31.2 million ($25.0 million NPI), including accrued interest of $1.0 million ($0.8 million NPI). For further information on excess costs, including the balance and accrued interest by conveyance, see Note 4 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

Fourth Quarter 2019 and 2018

During fourth quarter 2019 the Trust received net profits income totaling $0 compared with fourth quarter 2018 net profits income of $0 primarily due to decreased development costs ($5.2 million), increased oil production ($4.7 million), partially offset by net excess costs activity ($5.5 million), lower oil and gas prices ($1.7 million), increased production expenses ($1.4 million), increased taxes, transportation and other costs ($0.5 million), decreased gas production ($0.5 million), and increased overhead ($0.3 million).

After adding interest income of $3,800, deducting administration expense of $238,379 and utilizing the cash reserve $234,579 for the payment of Trust expenses, distributable income for fourth quarter 2019 was $0 or $0.000000 per unit. Distributable income for fourth quarter 2018 was $0 or $0.000000 per unit.

Distributions to unitholders for the quarter ended December 31, 2019 were:

Record Date	Payment Date	Per Unit
October 31, 2019	November 15, 2019	$0.000000
November 29, 2019	December 13, 2019	0.000000
December 31, 2019	January 15, 2020	0.000000
		$0.000000

Volumes

Fourth quarter underlying gas sales volumes decreased 9% from 2018 to 2019 primarily due to natural production decline, timing of cash receipts and a change to account for a portion of gas sales as residue that were previously accounted for at the wellhead (which did not affect the net profits income received by the Trust), partially offset by gas sales from new wells in Major County, Oklahoma. Underlying oil sales volumes increased 320% from 2018 to 2019 primarily due to oil sales from new wells in Major County, Oklahoma, and timing of cash receipts partially offset by natural production decline.

Prices

The average fourth quarter 2019 gas price was $2.21 per Mcf, down 18% from the fourth quarter 2018 average price of $2.68 per Mcf. The average fourth quarter 2019 oil price was $53.39 per Bbl, down 21% from the fourth quarter 2018 average price of $67.99 per Bbl. For further information about product prices, see “Years Ended December 31, 2019 and 2018 – Prices” above.

Costs

Taxes, transportation and other.  Taxes, transportation and other increased 32% from fourth quarter 2018 to 2019 primarily because of increased gas deductions related to certain adjustments previously included in gas sales revenue that are now recorded in this line item and increased production taxes related to higher oil revenues, partially offset by decreased production taxes related to lower gas revenues.

Production expense.  Fourth quarter production expense increased 41% from 2018 to 2019 primarily because of reporting of expense well work activity previously reported in development costs and other higher operating expenses in all three conveyances.

Development costs.  Development costs deducted are based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. The development costs decreased 83% from fourth quarter 2018 to 2019, primarily due to the decrease in the development budget for the drilling of four horizontal wells in Major County, Oklahoma, completed in 2019. For further information on development costs, see Note 5 to Financial Statements under Item 8, Financial Statements and Supplementary Data.

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

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern.  Financial statements prepared on a going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business.  Increases in excess costs for the Kansas, Oklahoma and Wyoming conveyances have resulted in no net proceeds to the Trust for the last nine months of 2018 and a reduction in the Trust’s expense reserve.  In March through May of 2019, the Trust received net profits income from the Wyoming conveyance in an amount that covered all of the Trust’s administrative expenses and allowed for a partial replenishment of the expense reserve, but there were no funds to distribute to unitholders.  The net profits income in these months are not necessarily indicative of future cash inflows for the next 12 months.  These conditions raise substantial doubt about the Trust’s ability to continue as a going concern as the Trust may not have, based on the current estimated administrative expenses, sufficient cash to meet its obligations during the one year period after the date the financial statements are issued.  Factors attributable to the potential cash shortage are primarily the previously disclosed increase in development costs to drill four horizontal wells in Major County, Oklahoma (actual cost incurred through fourth quarter 2019 are $27.6 million net to the Trust) which have created an excess cost position on the Oklahoma conveyance.  Additionally, excess cost positions on the Kansas and Wyoming conveyances have resulted in no net proceeds to the Trust from the Kansas conveyance for all of 2018 and 2019 and no net proceeds to the Trust from the Wyoming conveyance for all of 2018 and 2019, with the exception of the March 2019 through May 2019 distributions.  The Trustee has prepared a preliminary budget estimating the administrative expenses for the year ending December 31, 2020 and the three months ending March 31, 2021 which assumes no cash inflow from either net profits income or from other sources. This budget estimates that the expense reserve will be depleted by approximately June 2020.  If either income or expenses differ from the assumptions in the Trustee’s preliminary budget, this date may be sooner or later than the estimate.  The Trustee is currently seeking financing to pay the Trust obligations during the one year period after the date the financial statement are issued once the expense reserve funds have been depleted. This outcome would ensure that the Trust could continue as a going concern; however, there is no assurance that such additional financing could be obtained. If the Trust obtains debt financing, any funds borrowed must be repaid in full, including accrued interest, before distributions to unitholders could be made. The Trust’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Greenhouse Gas Emissions and Climate Change Regulation

There is an increased focus by local, national and international regulatory bodies on greenhouse gas (GHG) emissions and climate change. A number of nations and U.S. states have adopted or are considering some form of climate change legislation and regulations, including carbon taxes, cap-and-trade policies and bans on drilling in certain areas or in certain ways. The climate accord reached at the Conference of the Parties (COP21) in Paris set many new goals, and while many related policies are still emerging, XTO Energy has informed the Trustee that it continues to anticipate that such policies will increase the cost of carbon dioxide emissions over time. As these regulations are under development, XTO Energy is unable to predict the total impact of the potential regulations upon the operators of the underlying properties, and it is possible that the operators of the underlying properties could face increases in operating costs or a ban or certain types of activities in order to comply with climate change or GHG emissions legislation, which costs could reduce or eliminate net proceeds payable to the Trust and Trust distributions.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet financing arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

Related Party Transactions

XTO Energy operates approximately 95% of the underlying properties. In computing net proceeds, XTO Energy deducts an overhead charge for reimbursement of administrative expenses on the underlying properties it operates. As of December 31, 2019, the monthly overhead charge, based on the number of operated wells, was approximately $1,019,000 ($815,000 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index as defined in the Trust Indenture.

Certain of XTO Energy’s wholly-owned subsidiaries purchase natural gas and provide services for the properties operated by XTO Energy.  In the Hugoton area, Timberland provides gathering from the wellhead to DCP’s gathering system for approximately $0.75 per Mcf.  A portion of the gas production in Major County, Oklahoma is sold to Ringwood Gathering Company (“RGC”) for a price based upon third party sales.  RGC retains approximately $0.31 per Mcf as a compression and gathering fee. For further information regarding natural gas sales from the underlying properties to affiliates of XTO Energy, see Significant Properties, under Item 2, Properties.

Total gas sales from the underlying properties to XTO Energy’s wholly-owned subsidiaries were $1.8 million for 2019, or 5% of total gas sales, $5.8 million for 2018, or 16% of total gas sales.

On June 25, 2010, XTO Energy became a wholly-owned subsidiary of Exxon Mobil Corporation.

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

Significantly, during the third quarter of 2019, long term gas prices used to develop projections of future cash flows declined further and excess costs on all three conveyances increased substantially.  In light of these facts and circumstances, an impairment trigger event occurred in the third quarter of 2019.  An assessment of the forecasted net cash flows for the NPI indicated that the estimated undiscounted future net cash flows from the NPI were below the carrying value of the NPI.  During the third quarter of 2019, the NPI was written down to its fair value of zero, resulting in a $15.7 million impairment charged directly to Trust corpus, which did not affect distributable income. The fair value of the NPI  was developed using estimates for future oil and gas production attributable to the Trust, future crude oil and natural gas commodity prices published by third-party industry experts (adjusted for basis differentials), estimated taxes, development and operating expenses, and a risk-adjusted discount rate. Impairments recorded for book purposes will not result in a loss for tax purposes for the unitholders until the loss is recognized.

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

Forward-Looking Statements

Certain information included in this annual report and other materials filed, or to be filed, by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the Trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, reserve-to-production ratios, future production, development activities and associated operating expenses, future development plans by area, increased density drilling, maintenance projects, development, production and other costs, oil and gas prices, pricing differentials, proved reserves, future net cash flows, production levels, expense reserve budgets, availability of financing, arbitration, litigation, political and regulatory matters, such as tax and environmental policy, climate policy, trade barriers, sanctions, and competition. Such forward-looking statements are based on XTO Energy’s and the Trustee’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “projects,” “anticipates,” “predicts,” “believes,” “goals,” “estimates,” “should,” “could,” “would,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual financial and operational results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. Some of the risk factors that could cause actual results to differ materially are explained in Item 1A, Risk Factors.

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

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust and

Simmons Bank, As Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities, and trust corpus of Hugoton Royalty Trust (the “Trust”) as of December 31, 2019 and 2018, and the related statements of distributable income and of changes in trust corpus for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2019 and 2018, and its distributable income and its changes in trust corpus for the years then ended in conformity with the modified cash basis of accounting described in Note 2.

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

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion.

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

March 30, 2020

We have served as the Trust’s auditor since 2011.

HUGOTON ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31
	2019	2018
Assets
Cash and short-term investments	$605,646	$1,128,157
Net profits interests in oil and gas properties - net (Notes 1 and 2)	—	15,816,990
	$605,646	$16,945,147
Liabilities and Trust Corpus
Distribution payable to unitholders	$—	$—
Expense reserve (a)	605,646	1,128,157
Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	—	15,816,990
	$605,646	$16,945,147
(a)	The expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income.

STATEMENTS OF DISTRIBUTABLE INCOME

	Year Ended December 31
	2019	2018
Net profits income	$369,458	$1,590,949
Interest income	21,429	23,152
Total income	390,887	1,614,101
Administration expense	913,398	1,115,904
Cash reserves withheld (used) for Trust expenses	(522,511)	128,157
Distributable income	$—	$370,040
Distributable income per unit (40,000,000 units)	$0.000000	$0.009251

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year Ended December 31
	2019	2018
Trust corpus, beginning of year	$15,816,990	$16,379,749
Amortization of net profits interests	(135,457)	(562,759)
Impairment of net profits interests	(15,681,533)	—
Distributable income	—	370,040
Distributions declared	—	(370,040)
Trust corpus, end of year	$—	$15,816,990

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

NOTES TO FINANCIAL STATEMENTS–(Continued)

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

Significantly, during the third quarter of 2019, long term gas prices used to develop projections of future cash flows declined further and excess costs on all three conveyances increased substantially. In light of these facts and circumstances, an impairment trigger event occurred in the third quarter of 2019. An assessment of the forecasted net cash flows for the NPI indicated that the estimated undiscounted future net cash flows from the NPI were below the carrying value of the NPI. During the third quarter of 2019, the NPI was written down to its fair value of zero, resulting in a $15.7 million impairment charged directly to Trust corpus, which did not affect distributable income. The fair value of the NPI was developed using estimates for future oil and gas production attributable to the Trust, future crude oil and natural gas commodity prices published by third-party industry experts (adjusted for basis differentials), estimated taxes, development and operating expenses, and a risk-adjusted discount rate. Impairments recorded for book purposes will not result in a loss for tax purposes for the unitholders until the loss is recognized.

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern.  Financial statements prepared on a going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business.  Increases in excess costs for the Kansas, Oklahoma and Wyoming conveyances have resulted in no net proceeds to the Trust for the last nine months of 2018 and a reduction in the Trust’s expense reserve.  In March through May of 2019, the Trust received net profits income from the Wyoming conveyance in an amount that covered all of the Trust’s administrative expenses and allowed for a partial replenishment of the expense reserve, but there were no funds to distribute to unitholders.  The net profits income in these months are not necessarily indicative of future cash inflows for the next 12 months.  These conditions raise

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS–(Continued)

substantial doubt about the Trust’s ability to continue as a going concern as the Trust may not have, based on the current estimated administrative expenses, sufficient cash to meet its obligations during the one year period after the date the financial statements are issued.  Factors attributable to the potential cash shortage are primarily the previously disclosed increase in development costs to drill four horizontal wells in Major County, Oklahoma (actual cost incurred through fourth quarter 2019 are $27.6 million net to the Trust) which have created an excess cost position on the Oklahoma conveyance.  Additionally, excess cost positions on the Kansas and Wyoming conveyances have resulted in no net proceeds to the Trust from the Kansas conveyance for all of 2018 and 2019 and no net proceeds to the Trust from the Wyoming conveyance for all of 2018 and 2019, with the exception of the March through May distributions.  The Trustee has prepared a preliminary budget estimating the administrative expenses for the year ending December 31, 2020 and the three months ending March 31, 2021 which assumes no cash inflow from either net profits income or from other sources. This budget estimates that the expense reserve will be depleted by approximately June 2020.  If either income or expenses differ from the assumptions in the Trustee’s preliminary budget, this date may be sooner or later than the estimate.  The Trustee is currently seeking financing to pay the Trust obligations during the one year period after the date the financial statement are issued once the expense reserve funds have been depleted. This outcome would ensure that the Trust could continue as a going concern; however, there is no assurance that such additional financing could be obtained. If the Trust obtains debt financing, any funds borrowed must be repaid in full, including accrued interest, before distributions to unitholders could be made. The Trust’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the Trust. During the second quarter 2016, the carrying value of the NPI was written down to its fair value of $28,801,000, resulting in an impairment of $57,306,527 charged directly to Trust corpus. During the third quarter 2019, the carrying value of the NPI was written down to its fair value of zero, resulting in an impairment of $15,681,533 charged directly to trust corpus. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $174,078,891 as of December 31, 2019 and $173,943,434 as of December 31, 2018.

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

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS–(Continued)

The following summarizes excess costs activity, cumulative excess costs balance and accrued interest to be recovered by conveyance:

	Underlying
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/18	$896,578	$15,576,231	$1,336,456	$17,809,265
Net excess costs (recovery) for the quarter ended 3/31/19	13,547	5,391,871	(1,336,456)	4,068,962
Net excess costs (recovery) for the quarter ended 6/30/19	148,644	69,876	176,518	395,038
Net excess costs (recovery) for the quarter ended 9/30/19	361,811	7,022,818	1,415,623	8,800,252
Net excess costs (recovery) for the quarter ended 12/31/19	374,907	(2,850,233)	1,597,606	(877,720)
Cumulative excess costs remaining at 12/31/19	1,795,487	25,210,563	3,189,747	30,195,797
Accrued interest at 12/31/19	231,022	782,468	31,305	1,044,795
Total remaining to be recovered at 12/31/19	$2,026,509	$25,993,031	$3,221,052	$31,240,592

	NPI
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/18	$717,263	$12,460,985	$1,069,165	$14,247,413
Net excess costs (recovery) for the quarter ended 3/31/19	10,837	4,313,496	(1,069,165)	3,255,168
Net excess costs (recovery) for the quarter ended 6/30/19	118,915	55,901	141,214	316,030
Net excess costs (recovery) for the quarter ended 9/30/19	289,448	5,618,254	1,132,499	7,040,201
Net excess costs (recovery) for the quarter ended 12/31/19	299,926	(2,280,186)	1,278,085	(702,175)
Cumulative excess costs remaining at 12/31/19	1,436,389	20,168,450	2,551,798	24,156,637
Accrued interest at 12/31/19	184,818	625,974	25,044	835,836
Total remaining to be recovered at 12/31/19	$1,621,207	$20,794,424	$2,576,842	$24,992,473

For the quarter ended December 31, 2019, lower revenues in relation to costs resulted in excess costs on properties underlying the Kansas and Wyoming net profits interests.  Higher revenues in relation to costs due to production from the four new wells resulted in partial recovery of excess costs on properties underlying the Oklahoma net profits interest.

During the year ended December 31, 2019, recoveries of interest on properties underlying the Wyoming net profits interests were $38,809 ($31,047 NPI).

Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of December 31, 2019 totaled $31.2 million ($25.0 million NPI), including accrued interest of $1.0 million ($0.8 million NPI).

5.  Development Costs

The following summarizes actual development costs, development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted for the underlying properties:

	Year Ended December 31
	2019	2018
Cumulative actual costs under (over) the amount deducted - beginning of period	$13,913,191	$537,144
Actual costs	(31,966,848)	(8,426,453)
Budgeted / actual costs deducted	18,053,657	21,802,500
Cumulative actual costs under (over) the amount deducted - end of period	$—	$13,913,191

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS–(Continued)

The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. XTO Energy has advised the Trustee that actual development costs for properties underlying the Kansas and Wyoming net profits interests were charged to the Trust as incurred. XTO has advised the Trustee that actual development costs for the properties underlying the Oklahoma net profits interests were charged to the Trust as incurred once the accrual was fully depleted as of the July 2019 distribution. XTO Energy has advised the Trustee that drilling in Major County, Oklahoma is complete and resulted in cost overruns due to unforeseen expenditures that were charged to the Trust in the third quarter of 2019. XTO Energy has advised the Trustee that 2020 budgeted development costs for the underlying properties are between $1 million and $3 million. The 2020 budget year generally coincides with the Trust distribution months from April 2020 through March 2021. Changes in oil or natural gas prices could impact future development plans on the underlying properties. XTO Energy has advised the Trustee that this monthly deduction will continue to be evaluated and revised as necessary.

For further information on 2020 budgeted development costs, see Properties, under Item 2.

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

All revenues from the Trust are from sources within Kansas, Oklahoma or Wyoming.  Because it distributes all of its net income to unitholders, the Trust has not been taxed at the trust level in Kansas or Oklahoma. While the Trust has not owed tax, the Trustee is generally required to file Kansas and Oklahoma income tax returns reflecting the income and deductions of the Trust attributable to properties located in each state, along with a schedule that includes information regarding distributions to unitholders. However, the Trust will not file a Kansas return for the 2019 tax year because the Trust had no revenues, income or deductions in 2019 attributable to properties located in Kansas. The Trust did not file a Kansas income tax return for the 2018 and 2017 tax years for the same reason.

Wyoming does not impose a state income tax.

The Trust could potentially be required to bear a portion of the legal settlement costs arising from the Chieftain settlement. For information on contingencies, including the Chieftain class action, see Note 8 to Financial Statements. In the event that the Trust is determined to be responsible for such costs, XTO will deduct the costs in its calculation of the net profits income payable to the Trust from the applicable net profits interests. Thus, for unitholders, the legal settlement costs will be reflected through a reduction in net profits income received from the Trust and thus in a reduction in the gross royalty income reported by and taxable to the unitholders. In the event that the Trustee objects to such claimed reductions, the Trustee may also incur legal fees in representing the Trust’s interests. For unitholders, such costs would be reflected through an increase in the Trust’s administrative expenses, which would be deductible by unitholders in determining the net royalty income from the Trust.

Each unitholder should consult his or her own tax advisor regarding income tax requirements, if any, applicable to such person’s ownership of Trust units.

7.  XTO Energy Inc.

XTO Energy operates approximately 95% of the underlying properties. In computing net proceeds, XTO Energy deducts an overhead charge for reimbursement of administrative expenses on the underlying properties it operates. As of December 31, 2019, the monthly overhead charge, based on the number of operated wells, was approximately $1,019,000 ($815,000 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index as defined in the Trust Indenture.

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS–(Continued)

Certain of XTO Energy’s wholly-owned subsidiaries purchase natural gas and provide services for the properties operated by XTO Energy.  In the Hugoton area, Timberland provides gathering from the wellhead to DCP’s gathering system for approximately $0.75 per Mcf.  A portion of the gas production in Major County, Oklahoma is sold to Ringwood Gathering Company (“RGC”) for a price based upon third party sales.  RGC retains approximately $0.31 per Mcf as a compression and gathering fee.

Total gas sales from the underlying properties to XTO Energy’s wholly-owned subsidiaries were $1.8 million for 2019, or 5% of total gas sales, $5.8 million for 2018, or 16% of total gas sales.

On June 25, 2010, XTO Energy became a wholly-owned subsidiary of Exxon Mobil Corporation.

8.  Contingencies

Litigation

Royalty Class Action and Arbitration

As previously disclosed, XTO Energy advised the Trustee that it reached a settlement with the plaintiffs in the Chieftain class action royalty case.  On July 27, 2018 the final plan of allocation was approved by the court.  Based on the final plan of allocation XTO Energy has advised the Trustee that it believes approximately $24.3 million in additional production costs should be allocated to the Trust.   On May 2, 2018, the Trustee submitted a demand for arbitration seeking a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Trust’s payments now or in the future as a result of the Chieftain litigation.  The hearing on the claims related to the Chieftain settlement has been rescheduled for April 27, 2020.  Other Trustee  claims related to disputed amounts on the computation of the Trust’s net proceeds for 2014 through 2016 were bifurcated from the issues regarding XTO’s right to charge the Chieftain settlement as a production cost and will be heard at a later date, which is still to be determined.

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

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS–(Continued)

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

The average realized gas prices used to determine the standardized measure were $1.88 per Mcf in 2019, $2.36 per Mcf in 2018, $2.40 per Mcf in 2017 and $1.94 per Mcf in 2016. Oil prices used to determine the standardized measure were based on average realized oil prices of $53.20 per Bbl in 2019, $63.30 per Bbl in 2018, $47.91 per Bbl in 2017 and $39.08 per Bbl in 2016.

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

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS–(Continued)

Proved Reserves

	Underlying Properties		Net Profits Interests
(in thousands)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
Balance, December 31, 2016	92,468	1,097	4,167	66
Extensions, additions and discoveries	5	33	3	17
Revisions of prior estimates	39,851	345	10,496	109
Production - sales volumes	(13,903)	(156)	(1,628)	(27)
Sales in place	—	—	—	—
Balance, December 31, 2017	118,421	1,319	13,038	165
Extensions, additions and discoveries	9,388	674	2,513	180
Revisions of prior estimates	6,375	167	(2,313)	106
Production - sales volumes	(12,994)	(155)	(448)	(8)
Sales in place	—	—	—	—
Balance, December 31, 2018	121,190	2,005	12,790	443
Extensions, additions and discoveries	90	53	46	27
Revisions of prior estimates	(29,994)	(176)	(12,726)	(470)
Production - sales volumes	(11,113)	(302)	(110)	—
Sales in place	—	—	—	—
Balance, December 31, 2019	80,173	1,580	—	—

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

Proved Developed Reserves

	Underlying Properties		Net Profits Interests
(in thousands)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
December 31, 2016	91,734	1,097	4,167	66
December 31, 2017	117,667	1,319	12,844	165
December 31, 2018	111,234	1,339	7,979	121
December 31, 2019	79,204	1,580	—	—

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS–(Continued)

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	December 31
(in thousands)	2019	2018	2017
Underlying Properties
Future cash inflows	$234,398	$413,046	$347,055
Future costs:
Production	233,603	338,719	301,930
Development	795	6,687	795
Future net cash flows	—	67,640	44,330
10% discount factor	—	29,776	13,125
Standardized measure	$—	$37,864	$31,205
Net Profits Interests
Future cash inflows	$—	$58,139	$38,655
Future production taxes	—	4,027	3,192
Future net cash flows	—	54,112	35,463
10% discount factor	—	23,821	10,499
Standardized measure	$—	$30,291	$24,964

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)	2019	2018	2017
Underlying Properties
Standardized measure, January 1	$37,864	$31,205	$9,536
Revisions:
Prices and costs	(35,003)	11,684	25,717
Quantity estimates	4,456	14,205	4,667
Accretion of discount	3,869	2,731	784
Future development costs	(12,093)	(27,592)	(2,667)
Production rates and other	195	687	(586)
Net revisions	(38,576)	1,715	27,915
Extensions, additions and discoveries	1,174	6,932	401
Production	(18,513)	(23,791)	(9,447)
Development costs	18,051	21,803	2,800
Sales in place	—	—	—
Net change	(37,864)	6,659	21,669
Standardized measure, December 31	$—	$37,864	$31,205
Net Profits Interests
Standardized measure, January 1	$30,291	$24,964	$7,628
Extensions, additions and discoveries	939	5,545	321
Accretion of discount	3,095	2,185	628
Revisions of prior estimates, changes in price and other	(33,956)	(812)	21,705
Sales in place	—	—	—
Net profits income	(369)	(1,591)	(5,318)
Standardized measure, December 31	$—	$30,291	$24,964

HUGOTON ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS–(Continued)

10.  Quarterly Financial Data (Unaudited)

The following is a summary of net profits income, distributable income and distributable income per unit by quarter for 2019 and 2018:

			Distributable
	Net Profits	Distributable	Income
	Income	Income	per Unit
2019
First Quarter	$130,733	$—	$0.000000
Second Quarter	238,725	—	0.000000
Third Quarter	—	—	0.000000
Fourth Quarter	—	—	0.000000
	$369,458	$—	$0.000000

2018
First Quarter	$1,590,949	$370,040	$0.009251
Second Quarter	—	—	0.000000
Third Quarter	—	—	0.000000
Fourth Quarter	—	—	0.000000
	$1,590,949	$370,040	$0.009251

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

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended.  The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the Trustee’s evaluation under the framework in Internal Control— Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

(b)  Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires that directors, officers, and beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange.  To the Trustee’s knowledge, based solely on the information furnished to the Trustee, the Trustee is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the Trust units of beneficial interest during and for the year ended December 31, 2019.

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

(b)  Compensation of the Trustee. The Trustee and Southwest Bank, the prior trustee, received the following annual compensation for the fiscal years ended December 31, 2019 and 2018 as specified in the Trust indenture:

	2019	2018
Simmons Bank, Trustee (1)	$72,750	$52,261
Southwest Bank, Trustee (1)	—	17,318

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

(a)  Equity Compensation Plans and Trust Repurchases. The Trust has no equity compensation plans. The Trust has not repurchased any units during the fourth quarter of fiscal 2019.

(a)Security Ownership of Certain Beneficial Owners.  Based on the Trustee’s review of information filed with the SEC as of March 4, 2020, the following table sets forth information with respect to each person known to the Trustee to beneficially own more than 5% of the outstanding units.

Name and Adress	Amount and Nature of Beneficial Ownership	Percent of Clss
Christopher John Heck 2214 E. 377, Unit B Granbury, TX 76049	3,924,149(1)	9.81%

(1)

Pursuant to a Schedule 13G filed February 14, 2020, Christopher John Heck reported as of December 31, 2019, he directly owned 3,924,149 Units, of which he had sole voting and dispositive power with respect to 3,900,449 Units and shared voting and dispositive power with respect to 23,700 Units.

(b) Security Ownership of Management.  The Trust has no directors or executive officers. The Trustee does not beneficially own any units in the Trust.

(c)Changes in Control.  The Trustee knows of no arrangements which may subsequently result in a change in control of the Trust.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

In computing net profits income paid to the Trust for the net profits interests, XTO Energy deducts an overhead charge for reimbursement of administrative expenses of operating the underlying properties. This charge at December 31, 2019 was approximately $1,019,000 per month, or $12,228,000 annually (net to the Trust of $815,000 per month or $9,780,000 annually), and is subject to annual adjustment based on an oil and gas industry index as defined in the Trust agreement.

XTO Energy sells a portion of natural gas production from the underlying properties to certain of its wholly-owned subsidiaries under contracts in existence when the Trust was created, generally at amounts approximating monthly published prices. For further information, see Item 2, Properties.

See Item 11, Executive Compensation, for the remuneration received by the Trustee for the fiscal years ended December 31, 2018 through December 31, 2019.

As noted in Item 10, Directors, Executive Officers and Corporate Governance, the Trust has no directors, executive officers, audit committee, audit committee financial expert, compensation committee or nominating committee. The Trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Item 14.  Principal Accountant Fees and Services

Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2019 and 2018 are:

	2019	2018
Audit fees-PwC	$163,000	$157,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$163,000	$157,000

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
Report of Independent Registered Public Accounting Firm
Statements of Assets, Liabilities and Trust Corpus at December 31, 2019 and 2018
Statements of Distributable Income for the years ended December 31, 2019 and 2018
Statements of Changes in Trust Corpus for the years ended December 31, 2019 and 2018
Notes to Financial Statements

	2.	Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

	3.	Exhibits

		(4)	(a)

Hugoton Royalty Trust Indenture by and between NationsBank, N.A., as Trustee, and Cross Timbers Oil Company (predecessor of XTO Energy) heretofore filed as Exhibit 4.1 to the Trust’s Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on December 4, 1998, is incorporated herein by reference. (P)

(b)

Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80% - Kansas) as amended and restated from Cross Timbers Oil Company (predecessor of XTO Energy) to NationsBank, N.A., as Trustee, dated December 1, 1998, heretofore filed as Exhibit 10.1.1 to the Trust’s Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference. (P)

(c)

Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80% - Oklahoma) as amended and restated from Cross Timbers Oil Company (predecessor of XTO Energy) to NationsBank, N.A., as Trustee, dated December 1, 1998, heretofore filed as Exhibit 10.2.1 to the Trust’s Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference. (P)

(d)

Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80% - Wyoming) as amended and restated from Cross Timbers Oil Company (predecessor of XTO Energy) to NationsBank, N.A., as Trustee, dated December 1, 1998, heretofore filed as Exhibit 10.3.1 to the Trust’s Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference. (P)

		(23)		Consent of Miller and Lents, Ltd.

		(31)		Rule 13a-14(a)/15d-14(a) Certification

		(32)		Section 1350 Certification

		(99.1)		Miller and Lents, Ltd. Report

(P) Paper exhibits.

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

HUGOTON ROYALTY TRUST
By SIMMONS BANK, TRUSTEE

	By	/s/ NANCY WILLIS
Nancy Willis
Vice President

EXXON MOBIL CORPORATION

Date: March 30, 2020	By	/s/ DAVID LEVY
David Levy
Vice President – Upstream Business Services

(The Trust has no directors or executive officers