Form 10-Q
period 2020-03-31
HUGOTON ROYALTY TRUST
filed 2020-05-15
CIK 862022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of May 1, 2020

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Hugoton Royalty Trust at March 31, 2020 and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2020 and 2019 have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. The condensed financial statements as of March 31, 2020, and for the three-month periods ended March 31, 2020 and 2019 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust and Simmons Bank, Trustee:

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Hugoton Royalty Trust (the “Trust”) as of March 31, 2020, and the related condensed statements of distributable income and of changes in trust corpus for the three-month periods ended March 31, 2020 and 2019, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with the modified cash basis of accounting described in Note 1.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus as of December 31, 2019, and the related statements of distributable income and of changes in trust corpus for the year then ended (not presented herein), and in our report dated March 30, 2020, which included a paragraph describing the modified cash basis of accounting and a paragraph regarding substantial doubt about the Trust’s ability to continue as a going concern, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2019, is fairly stated, in all material respects, in relation to the statements of assets, liabilities and trust corpus from which it has been derived.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying interim financial statements have been prepared assuming that the Trust will continue as a going concern. Note 2 of the Trust’s audited financial statements as of December 31, 2019 and 2018, and for the years then ended, includes a statement that substantial doubt exists about the Trust’s ability to continue as a going concern. Note 2 of the Trust’s audited financial statements also discloses the events and conditions, management’s evaluation of the events and conditions, and management’s plans regarding these matters, including the fact that a reduction in net profits income as a result of excess costs have led to a decline to the expense reserve available to the Trust for the payment of its obligations. Our report on those financial statements includes a paragraph referring to the matters in Note 2 of those financial statements. As indicated in Note 1 of the accompanying interim financial statements, as of March 31, 2020, and for the three months then ended, the events and conditions impacting the Trust have not changed, and as a result, the Trust has stated that substantial doubt exists about the Trust’s ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Accounting

As described in Note 1, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

Dallas, TX

May 15, 2020

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Cash and short-term investments	$456,446	$605,646
Net profits interests in oil and gas properties—net (Note 1)	—	—

	$456,446	$605,646

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$—	$—
Expense reserve (a)	456,446	605,646
Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	—	—

	$456,446	$605,646

(a) The expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income.

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended
	March 31
	2020	2019
Net profits income	$—	$130,733
Interest income	2,248	6,280

Total income	2,248	137,013
Administration expense	151,448	291,692
Cash reserves withheld (used) for Trust expenses	(149,200)	(154,679)

Distributable income	$—	$—

Distributable income per unit (40,000,000 units)	$0.000000	$0.000000

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended
	March 31
	2020	2019
Trust corpus, beginning of period	$—	$15,816,990
Amortization of net profits interests	—	(43,433)
Distributable income	—	—
Distributions declared	—	—

Trust corpus, end of period	$—	$15,773,557

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

Significantly, during the third quarter of 2019, long term gas prices used to develop projections of future cash flows declined further and excess costs on all three conveyances increased substantially. In light of these facts and circumstances, a trigger event occurred in the third quarter of 2019 indicating a need for further analysis. An assessment of the estimated undiscounted future net cash flows for the NPI indicated that such cash flows were less than the carrying value of the NPI. Accordingly, during the third quarter of 2019, the NPI was written down to its fair value of zero, resulting in a $15.7 million impairment charged directly to Trust corpus, which did not affect distributable income. The fair value of the NPI was developed using estimates for future oil and gas production attributable to the Trust, future crude oil and natural gas commodity prices published by third-party industry experts (adjusted for basis differentials), estimated taxes, development and operating expenses, and a risk-adjusted discount rate. Impairments recorded for book purposes will not result in a loss for tax purposes for the unitholders until the loss is recognized.

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the Trust. During the second quarter 2016, the carrying value of the NPI was written down to its fair value of $28,801,000, resulting in an impairment of $57,306,527 charged directly to trust corpus. During the third quarter 2019, the carrying value of the NPI was written down to its fair value of zero, resulting in an impairment of $15,681,533 charged directly to trust corpus. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $174,078,891 as of March 31, 2020 and $174,078,891 as of December 31, 2019.

Liquidity and Going Concern

The accompanying condensed financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on a going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. Increases in excess costs for the Kansas, Oklahoma and Wyoming conveyances have resulted in insufficient net proceeds to the Trust and a reduction in the Trust’s expense reserve. In March through May of 2019, the Trust received net profits income from the Wyoming conveyance in an amount that covered all of the Trust’s administrative expenses and allowed for a partial replenishment of the expense reserve, but there were no funds to distribute to unitholders. The net profits income in these months are not necessarily indicative of future cash inflows for the next 12 months. These conditions raise substantial doubt about the Trust’s ability to continue as a going concern as the Trust may not have, based on the current estimated administrative expenses, sufficient cash to meet its obligations during the one year period after the date the condensed financial statements are issued. Factors attributable to the potential cash shortage are primarily the previously disclosed increase in development costs to drill four horizontal wells in Major County, Oklahoma (actual cost incurred through first quarter 2020 are $27.7 million net to the Trust) which have created an excess cost position on the Oklahoma conveyance. Additionally, excess cost positions on the Kansas and Wyoming conveyances have resulted in no net proceeds to the Trust from the Kansas conveyance for all of 2019 and 2020 and no net proceeds to the Trust from the Wyoming conveyance for all of 2019 and 2020, with the exception of the March through May 2019 distributions. The Trustee has prepared a preliminary budget estimating the administrative expenses for the year ending December 31, 2020 and the three months ending March 31, 2021, which assumes no cash inflow from either net profits income or from other sources. This budget estimates that the expense reserve will be depleted by approximately July 2020. If either income or expenses differ from the assumptions in the Trustee’s preliminary budget, this date may be sooner or later than the estimate. The Trustee is currently seeking financing to pay the Trust obligations during the one year period after the date the financial statements are issued once the expense reserve funds have been depleted. This outcome would ensure that the Trust could continue as a going concern; however, there is no assurance that such additional financing could be obtained. If the Trust obtains debt financing, any funds borrowed must be repaid in full, including accrued interest, before distributions to unitholders could be made. The Trust’s condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Development Costs

The following summarizes actual development costs, budgeted development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted for the underlying properties:

	Three Months Ended
	March 31
	2020	2019
Cumulative actual costs under (over) the amount deducted-beginning of period	$—	$13,913,191
Actual costs	(117,191)	(7,866,593)
Budgeted / actual costs deducted	117,191	8,423,519

Cumulative actual costs under (over) the amount deducted-end of period	$—	$14,470,117

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

Litigation

Royalty Class Action and Arbitration

As previously disclosed, XTO Energy advised the Trustee that it reached a settlement with the plaintiffs in the Chieftain class action royalty case. On July 27, 2018 the final plan of allocation was approved by the court. Based on the final plan of allocation XTO Energy has advised the Trustee that it believes approximately $24.3 million in additional production costs should be allocated to the Trust. On May 2, 2018, the Trustee submitted a demand for arbitration seeking a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Trust’s payments now or in the future as a result of the Chieftain litigation. The hearing on the claims related to the Chieftain settlement has been postponed due to a continuance granted by the arbitrators at the request of XTO Energy related to the coronavirus pandemic.

The arbitrators denied the Trustee’s request to hold the arbitration on April 27, 2020 setting by video conference. A new date for the hearing will be announced once it has been determined. Other Trustee claims related to disputed amounts on the computation of the Trust’s net proceeds for 2014 through 2016 were bifurcated from the issues regarding XTO’s right to charge the Chieftain settlement as a production cost and will be heard at a later date, which is still to be determined.

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

The following summarizes excess costs activity, cumulative excess costs balance and accrued interest to be recovered by conveyance:

	Underlying
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/19	$1,795,487	$25,210,563	$3,189,747	$30,195,797
Net excess costs (recovery) for the quarter ended 3/31/20	358,280	(3,631,900)	(241,451)	(3,515,071)

Cumulative excess costs remaining at 3/31/20	2,153,767	21,578,663	2,948,296	26,680,726
Accrued interest at 3/31/20	255,825	1,065,187	67,450	1,388,462

Total remaining to be recovered at 3/31/20	$2,409,592	$22,643,850	$3,015,746	$28,069,188

	NPI
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/19	$1,436,389	$20,168,450	$2,551,798	$24,156,637
Net excess costs (recovery) for the quarter ended 3/31/20	286,624	(2,905,520)	(193,161)	(2,812,057)

Cumulative excess costs remaining at 3/31/20	1,723,013	17,262,930	2,358,637	21,344,580
Accrued interest at 3/31/20	204,660	852,150	53,960	1,110,770

Total remaining to be recovered at 3/31/20	$1,927,673	$18,115,080	$2,412,597	$22,455,350

For the quarter ended March 31, 2020, lower revenues in relation to costs resulted in excess costs on properties underlying the Kansas net profits interests. Higher revenues in relation to costs due to production from the four new wells resulted in partial recovery of excess costs on properties underlying the Oklahoma net profits interests. Higher revenues in relation to costs due to credits from material transfers resulted in partial recovery of excess costs on properties underlying the Wyoming net profits interests.

Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of March 31, 2020 totaled $28.1 million, including accrued interest of $1.4 million.

6.	Subsequent Events

On April 1, 2020, XTO Energy Inc. made an unsolicited offer to acquire the outstanding units of beneficial interest of the Trust for a price of $0.20 per unit. The Trustee filed its Solicitation/Recommendation Statement on April 14, 2020. The tender offer is scheduled to expire on May 26, 2020.

Item 2. Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the Trustee’s discussion and analysis contained in the Trust’s 2019 Annual Report on Form 10-K, as well as the condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The Trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the Trust’s web site at www.hgt-hugoton.com.

Distributable Income

For the quarter ended March 31, 2020, net profits income was $0, as compared to $130,733 for first quarter 2019. This 100% decrease in net profits income is primarily the result of net excess costs activity ($6.0 million), decreased gas prices ($3.1 million), increased overhead ($0.9 million), and increased production expenses ($0.2 million), partially offset by decreased development costs ($6.6 million), increased oil and gas production ($3.3 million) and increased oil prices ($0.2 million). See “Net Profits Income” below.

After adding interest income of $2,248 and deducting administration expense of $151,448, and reducing the cash reserve $149,200 for the payment of Trust expenses, distributable income for the quarter ended March 31, 2020 was $0 or $0.000000 per unit of beneficial interest. Administration expense for the quarter decreased $140,244 from the prior year quarter. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For first quarter 2019, distributable income was $0 or $0.000000 per unit.

Distributions to unitholders for the quarter ended March 31, 2020 were:

Record Date	Payment Date	Distribution per Unit
January 31, 2020	February 14, 2020	$0.000000
February 28, 2020	March 13, 2020	0.000000
March 31, 2020	April 14, 2020	0.000000

		$0.000000

Net Profits Income

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

•	oil and gas sales volumes,

•	oil and gas sales prices, and

•	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months
	Ended March 31 (a)		Increase
	2020	2019	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	2,891,464	2,775,599	4%
Average per day	31,429	30,170	4%
Net profits interests	—	35,123	(100%)
Oil (Bbls) (b)
Underlying properties	106,732	37,639	184%
Average per day	1,160	409	184%
Net profits interests	—	95	(100%)
Average Sales Prices
Gas (per Mcf)	$2.66	$4.07	(35%)
Oil (per Bbl)	$56.04	$50.41	11%
Revenues
Gas sales	$7,692,743	$11,299,725	(32%)
Oil sales	5,981,340	1,897,379	215%

Total Revenues	13,674,083	13,197,104	4%

Costs
Taxes, transportation and other	2,772,836	2,766,263	—
Production expense	4,200,410	3,887,582	8%
Development costs (c)	117,191	8,423,519	(99%)
Overhead	3,068,575	1,986,478	54%
Excess costs (d)	3,515,071	(4,030,154)	(187%)

Total Costs	13,674,083	13,033,688	5%

Net Proceeds	—	163,416	(100%)
Net Profits Percentage	80%	80%

Net Profits Income	$—	$130,733	(100%)

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

The following are explanations of significant variances on the underlying properties from first quarter 2019 to first quarter 2020:

Sales Volumes

Gas

Gas sales volumes increased 4% for the first quarter primarily because of gas sales from new wells in Major County, Oklahoma, partially offset by natural production decline and timing of cash receipts.

Oil

Oil sales volumes increased 184% for the first quarter primarily because of oil sales from new wells in Major County, Oklahoma, partially offset by natural production decline and timing of cash receipts.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Gas

The first quarter 2020 average gas price was $2.66 per Mcf, down 35% from the first quarter 2019 average gas price of $4.07 per Mcf. The first quarter 2020 gas price is primarily related to production from November 2019 through January 2020, when the average NYMEX price was $2.41 per MMBtu.

Oil

The first quarter 2020 average oil price was $56.04 per Bbl, up 11% from the first quarter 2019 average oil price of $50.41 per Bbl. The first quarter 2020 oil price is primarily related to production from November 2019 through January 2020, when the average NYMEX price was $58.30 per Bbl.

Beginning in March 2020 and continuing into the second quarter of 2020, numerous events have continued to have a downward impact on sales prices of products produced from the underlying properties. The COVID-19 pandemic and the government responses to this pandemic have significantly decreased the demand for oil and gas. It is not clear at the present time when or whether the pandemic will lift or when government policies may change. Additionally, market factors, including abundant supplies, have also negatively impacted prices. Even when demand returns, it could take time for these accumulated supplies to decrease and a new market equilibrium to emerge.

Costs

Taxes, Transportation and Other

Taxes, transportation and other were relatively flat for the first quarter primarily because of increased gas deductions related to certain adjustments previously included in gas sales revenue are now recorded in this line item and higher gas volumes and increased production taxes due to higher oil revenues, partially offset by decreased production taxes due to lower gas revenues.

Production Expense

Production expense increased 8% for the first quarter primarily because of higher labor costs due to timing of charges, partially offset by decreased repairs and maintenance due to credits received for material transfers.

Development Costs

Development costs deducted are based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. These development costs decreased 99% from the first quarter 2019, primarily due to the decrease in the development budget for the drilling of four horizontal wells in Major County, Oklahoma, completed in 2019. The monthly development cost deduction will be reevaluated by XTO Energy and revised as necessary. For further information on development costs, see Note 2 to Condensed Financial Statements.

Overhead

Overhead increased 54% for the first quarter due to timing of charges. Overhead is charged by XTO Energy and other operators for administrative expenses incurred to support operations of the underlying properties. Overhead fluctuates based on changes in the active well count and drilling activity on the underlying properties, as well as an annual cost level adjustment based on an industry index.

Excess Costs

If monthly costs exceed revenues for any conveyance, these excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from another conveyance. Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of March 31, 2020 totaled $28.1 million ($22.5 million NPI), including accrued interest of $1.4 million ($1.1 million NPI). For further information on excess costs, see Note 5 to Condensed Financial Statements.

Contingencies

For information on contingencies, see Note 4 to Condensed Financial Statements.

Forward-Looking Statements

Statements in this report relating to future plans, predictions, production, excess costs, litigation, arbitration, liquidity, financing, regulatory or court decisions and the assumed public health necessary to carry out business activities are forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding the net profits interests, underlying properties, development activities, annual and monthly development, production and other costs and expenses, estimated rates of natural production decline, monthly development cost deductions, oil and gas prices and differentials to NYMEX prices, supply levels, drilling, workover and restimulation plans, the outcome of litigation or settlement discussions and the impact on Trust proceeds, distributions to unitholders, and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties, including those detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019, which is incorporated by this reference as though fully set forth herein. XTO Energy and the Trustee assume no duty to update these statements as of any future date.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Royalty Class Action and Arbitration

As previously disclosed, XTO Energy advised the Trustee that it reached a settlement with the plaintiffs in the Chieftain class action royalty case. On July 27, 2018 the final plan of allocation was approved by the court. Based on the final plan of allocation XTO Energy has advised the Trustee that it believes approximately $24.3 million in additional production costs should be allocated to the Trust. On May 2, 2018, the Trustee submitted a demand for arbitration seeking a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Trust’s payments now or in the future as a result of the Chieftain litigation. The hearing on the claims related to the Chieftain settlement has been postponed due to a continuance granted by the arbitrators at the request of XTO Energy related to the coronavirus pandemic. The arbitrators denied the Trustee’s request to hold the arbitration on the April 27, 2020 setting by video conference. A new date for the hearing will be announced once it has been determined. Other Trustee claims related to disputed amounts on the computation of the Trust’s net proceeds for 2014 through 2016 were bifurcated from the issues regarding XTO’s right to charge the Chieftain settlement as a production cost and will be heard at a later date, which is still to be determined.

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

Item 1A. Risk Factors.

There may not be an active market for the Trust units.

The Trustee has received notice from the OTC Markets Group Inc. dated April 16, 2020, notifying the Trustee that the Trust is no longer in compliance with Section 3.2(a) of the Standards for Continued Qualification of the OTCQX Rules for U.S. Companies, in that as of December 31, 2019 the Trust had less than $2 million in net tangible assets, average revenue of less than $6 million over the past three years, and the Trust’s bid price is below $5 per share. The notice states that if the Trust is unable to cure the deficiency by May 18, 2020, then it will be moved from OTCQX to the OTC Pink market. The Trust anticipates a transition from the OTCQX to the OTCQB prior to such date, but no assurances can be made that such transition will take place, or how it may affect the liquidity of the units.

The recent spread of COVID-19, or the novel coronavirus, and the measures taken to mitigate the impact of the COVID-19 pandemic, are likely adversely affecting the business and operations of the operators of the properties underlying the net profits interests, which in turn could have an adverse effect on Trust distributions.

The business of the operators of the properties underlying the net profits interests is likely being adversely affected by the COVID-19 pandemic and measures being taken to mitigate its impact. As the coronavirus pandemic and government responses are rapidly evolving, the extent of the impact on domestic sales of crude oil and natural gas remains unknown and is constantly evolving. The industry is experiencing a sharp and rapid decline in the demand for crude oil and natural gas as the U.S. and global economy, and commodity prices, are being negatively impacted as economic activity is curtailed in response to the COVID-19 pandemic, as well as due to other geopolitical factors. Official restrictions on non-essential activities, including “shelter in place” and “stay at home” orders, have recently been introduced throughout the U.S. and the world, which may impact operators’ production activities and the length of time such measures are in place may further adversely affect Trust distributions. Fewer businesses than normal are open and fewer people are going to work which has reduced the demand for oil and natural gas, plus our operators’ reliance on third-party suppliers, contractors, and service providers exposes them to possibility of delay or interruption of operations. At this time, the full extent to which COVID-19 will negatively impact the global economy and the oil and gas industry is uncertain, but pandemics or other significant public health events will most likely have a material adverse effect on operators’ business and financial condition which would likely have an adverse effect on Trust distributions.

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Other than the items listed above, there have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019.

Item 6. Exhibits.

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Hugoton Royalty Trust filed with the Securities and Exchange Commission on March 30, 2020 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST
By SIMMONS BANK, TRUSTEE

	By	/s/ NANCY WILLIS
Nancy Willis
Vice President

EXXON MOBIL CORPORATION

Date: May 15, 2020	By	/s/ DAVID LEVY
David Levy
Vice President - Upstream Business Services