Form 10-Q
period 2020-06-30
HUGOTON ROYALTY TRUST
filed 2020-08-13
CIK 862022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

NONE

(Former name, former address and former fiscal year, if change since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Units of Beneficial Interest	HGTXU	OTCQB

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of August 1, 2020

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Hugoton Royalty Trust at June 30, 2020 and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2020 and 2019 have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. The condensed financial statements as of June 30, 2020, and for the three-month and six-month periods ended June 30, 2020 and 2019 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust and

Simmons Bank, Trustee:

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Hugoton Royalty Trust (the “Trust”) as of June 30, 2020, and the related condensed statements of distributable income and of changes in trust corpus for the three-month and six-month periods ended June 30, 2020 and 2019, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with the modified cash basis of accounting described in Note 1.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying interim financial statements have been prepared assuming that the Trust will continue as a going concern. Note 2 of the Trust’s audited financial statements as of December 31, 2019 and 2018, and for the years then ended, includes a statement that substantial doubt exists about the Trust’s ability to continue as a going concern. Note 2 of the Trust’s audited financial statements also discloses the events and conditions, management’s evaluation of the events and conditions, and management’s plans regarding these matters, including the fact that a reduction in net profits income as a result of excess costs have led to a decline to the expense reserve available to the Trust for the payment of its obligations. Our report on those financial statements includes a paragraph referring to the matters in Note 2 of those financial statements. As indicated in Note 1 of the accompanying interim financial statements, as of June 30, 2020, and for the three-months and six-months then ended, the events and conditions impacting the Trust have not changed, and as a result, the Trust has stated that substantial doubt exists about the Trust’s ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Accounting

As described in Note 1, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
August 13, 2020

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Cash and short-term investments	$258,938	$605,646
Net profits interests in oil and gas properties—net (Note 1)	—	—

	$258,938	$605,646

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$—	$—
Expense reserve (a)	258,938	605,646
Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	—	—

	$258,938	$605,646

(a)	The expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income.

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Net profits income	$—	$238,725	$—	$369,458
Interest income	502	5,632	2,750	11,912

Total income	502	244,357	2,750	381,370
Administration expense	198,010	146,636	349,458	438,328
Cash reserves withheld (used) for Trust expenses	(197,508)	97,721	(346,708)	(56,958)

Distributable income	$—	$—	$—	$—

Distributable income per unit (40,000,000 units)	$0.000000	$0.000000	$0.000000	$0.000000

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Trust corpus, beginning of period	$—	$15,773,557	$—	$15,816,990
Amortization of net profits interests	—	(92,024)	—	(135,457)
Distributable income	—	—	—	—
Distributions declared	—	—	—	—

Trust corpus, end of period	$—	$15,681,533	$—	$15,681,533

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the Trust. During the second quarter 2016, the carrying value of the NPI was written down to its fair value of $28,801,000, resulting in an impairment of $57,306,527 charged directly to trust corpus. During the third quarter 2019, the carrying value of the NPI was written down to its fair value of zero, resulting in an impairment of $15,681,533 charged directly to trust corpus. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $174,078,891 as of September 30, 2019, when the NPI was written down to its fair value of zero.

Liquidity and Going Concern

The accompanying condensed financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on a going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. Increases in excess costs for the Kansas, Oklahoma and Wyoming conveyances have resulted in insufficient net proceeds to the Trust and a reduction in the Trust’s expense reserve. These conditions raise substantial doubt about the Trust’s ability to continue as a going concern as the Trust may not have, based on the current estimated administrative expenses, sufficient cash to meet its obligations during the one year period after the date the condensed financial statements are issued. Factors attributable to the potential cash shortage are primarily the previously disclosed increase in development costs to drill four horizontal wells in Major County, Oklahoma (actual costs incurred through second quarter 2020 are $27.9 million net to the Trust) which have created an excess cost position on the Oklahoma conveyance. Cash flows from these new wells have generated recoveries of excess costs in spite of losses from the other wells underlying the Oklahoma conveyance until the second quarter 2020 when they were no longer able to cover losses from the other wells resulting in an increase in excess costs. Additionally, excess cost positions on the Kansas and Wyoming conveyances have resulted in no net proceeds to the Trust from the Kansas conveyance for all of 2019 and 2020 and no net proceeds to the Trust from the Wyoming conveyance for all of 2019 and 2020, with the exception of the March through May 2019 distributions. The Trustee has prepared a preliminary budget estimating the administrative expenses for the year ending December 31, 2020 and the nine months ending September 30, 2021, which assumes no cash inflow from either net profits income or from other sources. This budget estimates that the expense reserve will be depleted by approximately October 2020. If either income or expenses differ from the assumptions in the Trustee’s preliminary budget, this date may be sooner or later than the estimate. The Trustee is currently seeking financing to pay the Trust obligations during the one year period after the date the financial statements are issued once the expense reserve funds have been depleted. This financing, if available, would ensure that the Trust could continue as a going concern; however, there is no assurance that such additional financing could be obtained, and the Trustee believes that it is unlikely such financing will be available. If the Trust obtains debt financing, any funds borrowed must be repaid in full, including accrued interest, before distributions to unitholders could be made. Regardless of whether financing is obtained, the Trustee is reviewing the Trust’s alternatives to continuing as a going concern, which may include a sale of the Trust’s assets and/or termination of the Trust. On April 1, 2020, XTO Energy Inc. made an unsolicited offer to acquire the outstanding units of beneficial interest of the Trust for a price of $0.20 per unit. The Trustee filed its Solicitation/Recommendation Statement on April 14, 2020 taking no position. The original offer was scheduled to expire on April 28, 2020. XTO Energy extended the offering period until May 12, 2020 and again to May 26, 2020, at which time it expired. Tendered units were returned to the unitholders due to an insufficient number of units tendered. On July 9, 2020, the Trustee notified XTO Energy of the Trustee’s claim to indemnification to the Trust Estate for all liability, expense, claims, damages or loss incurred by the Trustee in connection with the administration of the Trust. The Trustee stated it anticipates seeking reimbursement from XTO Energy upon depletion of the Trust’s cash reserve, which it claims will occur soon if the Trust does not receive net proceeds payments. XTO Energy has responded that any indemnity claim to XTO Energy is premature before the Trust Estate is exhausted. The Trust’s condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Development Costs

The following summarizes actual development costs, development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted for the underlying properties:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Cumulative actual costs under (over) the amount deducted—beginning of period	$—	$14,470,117	$—	$13,913,191
Actual costs	(553,177)	(12,364,038)	(670,368)	(20,230,631)
Budgeted / actual costs deducted	553,177	31,031	670,368	8,454,550

Cumulative actual costs under (over) the amount deducted—end of period	$—	$2,137,110	$—	$2,137,110

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

Litigation

Royalty Class Action and Arbitration

As previously disclosed, XTO Energy advised the Trustee that it reached a settlement with the plaintiffs in the Chieftain class action royalty case. On July 27, 2018 the final plan of allocation was approved by the court. Based on the final plan of allocation, XTO Energy has advised the Trustee that it believes approximately $24.3 million in additional production costs should be allocated to the Trust. On May 2, 2018, the Trustee submitted a demand for arbitration seeking a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Trust’s payments now or in the future as a result of the Chieftain litigation. The hearing on the claims related to the Chieftain settlement is currently scheduled to begin October 12, 2020. Other Trustee claims related to disputed amounts on the computation of the Trust’s net proceeds for 2014 through 2016 were bifurcated from the initial arbitration and will be heard at a later date, which is still to be determined.

If the Trustee prevails on the claims related to the $24.3 million in alleged additional production costs in connection with the Chieftain settlement, there will be no adjustment to the Trust’s share of net proceeds. If XTO Energy prevails as to those same claims, there will be an adjustment of approximately $24.3 million to the Trust’s share of net proceeds. The Oklahoma conveyance is already currently subject to excess costs that will need to be recovered prior to any distribution to unitholders. Therefore, an adjustment of approximately $24.3 million to the Trust’s share of net proceeds would result in additional excess costs under the Oklahoma conveyance that would likely result in no distributions under the Oklahoma conveyance for several additional years while these additional excess costs are recovered.

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

The following summarizes excess costs activity, cumulative excess costs balance and accrued interest to be recovered by conveyance:

	Underlying
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/19	$1,795,487	$25,210,563	$3,189,747	$30,195,797
Net excess costs (recovery) for the quarter ended 3/31/20	358,280	(3,631,900)	(241,451)	(3,515,071)
Net excess costs (recovery) for the quarter ended 6/30/20	339,214	1,372,288	828,881	2,540,383

Cumulative excess costs remaining at 6/30/20	2,492,981	22,950,951	3,777,177	29,221,109
Accrued interest at 6/30/20	276,301	1,251,023	94,676	1,622,000

Total remaining to be recovered at 6/30/20	$2,769,282	$24,201,974	$3,871,853	$30,843,109

	NPI
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/19	$1,436,389	$20,168,450	$2,551,798	$24,156,637
Net excess costs (recovery) for the quarter ended 3/31/20	286,624	(2,905,520)	(193,161)	(2,812,057)
Net excess costs (recovery) for the quarter ended 6/30/20	271,371	1,097,831	663,104	2,032,306

Cumulative excess costs remaining at 6/30/20	1,994,384	18,360,761	3,021,741	23,376,886
Accrued interest at 6/30/20	221,041	1,000,819	75,741	1,297,601

Total remaining to be recovered at 6/30/20	$2,215,425	$19,361,580	$3,097,482	$24,674,487

For the quarter ended June 30, 2020, lower revenues in relation to costs resulted in excess costs on properties underlying the Kansas, Oklahoma and Wyoming net profits interests.

Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of June 30, 2020 totaled $30.8 million, including accrued interest of $1.6 million.

6.	Subsequent Events

On July 9, 2020, the Trustee notified XTO Energy of the Trustee’s claim to indemnification to the Trust Estate for all liability, expense, claims, damages or loss incurred by the Trustee in connection with the administration of the Trust. The Trustee stated it anticipates seeking reimbursement from XTO Energy upon depletion of the Trust’s cash reserve, which it claims will occur soon if the Trust does not receive net proceeds payments. XTO Energy has responded that any indemnity claim to XTO Energy is premature before the Trust Estate is exhausted.

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

Distributable Income

Quarter

For the quarter ended June 30, 2020, net profits income was $0 as compared to $238,725 for second quarter 2019. This decrease in net profits income is primarily the result of lower oil and gas prices ($4.0 million) and increased development costs ($0.4 million), partially offset by net excess costs activity ($1.7 million), increased oil and gas production ($1.4 million), decreased production expenses ($0.8 million), and decreased taxes, transportation and other costs ($0.3 million). See “Net Profits Income” below.

After adding interest income of $502, deducting administration expense of $198,010, and reducing the cash reserve $197,508 for the payment of Trust expenses, distributable income for the quarter ended June 30, 2020 was $0, or $0.000000 per unit of beneficial interest. Administration expense for the quarter increased $51,374 as compared to the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For second quarter 2019, distributable income was $0 or $0.000000 per unit.

Distributions to unitholders for the quarter ended June 30, 2020 were:

Record Date	Payment Date	Distribution per Unit
April 30, 2020	May 14, 2020	$0.000000
May 29, 2020	June 12, 2020	0.000000
June 30, 2020	July 14, 2020	0.000000

		$0.000000

Six Months

For the six months ended June 30, 2020, net profits income was $0 compared with $369,458 for the same 2019 period. This decrease in net profits income is primarily the result of lower oil and gas prices ($6.9 million), net excess costs activity ($4.3 million), and increased overhead ($0.9 million), partially offset by decreased development costs ($6.2 million), increased oil and gas production ($4.7 million), decreased production expenses ($0.5 million), and decreased taxes, transportation and other costs ($0.3 million). See “Net Profits Income” below.

After adding interest income of $2,750, deducting administration expense of $349,458, and utilizing $346,708 of the expense reserve to pay Trust expenses, distributable income for the six months ended June 30, 2020 was $0, or $0.000000 per unit of beneficial interest. Administration expense for the six months ended June 30, 2020 decreased $88,870 as compared to the same 2019 period, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For the six months ended June 30, 2019, distributable income was $0 or $0.000000 per unit.

Net Profits Income

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

-	oil and gas sales volumes,

-	oil and gas sales prices, and

-	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months			Six Months
	Ended June 30 (a)		Increase	Ended June 30 (a)		Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	2,826,815	2,695,225	5%	5,718,279	5,470,824	5%
Average per day	31,409	30,283	4%	31,419	30,226	4%
Net profits interests	—	74,418	(100%)	—	109,541	(100%)
Oil (Bbls) (b)
Underlying properties	80,529	34,503	133%	187,261	72,142	160%
Average per day	895	388	131%	1,029	399	158%
Net profits interests	—	154	(100%)	—	249	(100%)
Average Sales Prices
Gas (per Mcf)	$1.75	$3.30	(47%)	$2.21	$3.69	(40%)
Oil (per Bbl)	$32.56	$55.45	(41%)	$45.94	$52.82	(13%)
Revenues
Gas sales	$4,938,761	$8,889,206	(44%)	$12,631,504	$20,188,931	(37%)
Oil sales	2,622,271	1,913,213	37%	8,603,611	3,810,592	126%

Total Revenues	7,561,032	10,802,419	(30%)	21,235,115	23,999,523	(12%)

Costs
Taxes, transportation and other	2,112,806	2,489,626	(15%)	4,885,642	5,255,889	(7%)
Production expense	4,288,119	5,239,369	(18%)	8,488,529	9,126,951	(7%)
Development costs (c)	553,177	31,031	—	670,368	8,454,550	(92%)
Overhead	3,147,313	3,139,024	—	6,215,888	5,125,502	21%
Excess costs (d)	(2,540,383)	(395,038)	543%	974,688	(4,425,192)	(122%)

Total Costs	7,561,032	10,504,012	(28%)	21,235,115	23,537,700	(10%)

Net Proceeds	—	298,407	(100%)	—	461,823	(100%)
Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$—	$238,725	(100%)	$—	$369,458	(100%)

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

The following are explanations of significant variances on the underlying properties from second quarter 2019 to second quarter 2020 and from the first six months of 2019 to the comparable period in 2020:

Sales Volumes

Gas

Gas sales volumes increased 5% for second quarter and 5% for the six-month period as compared with the same 2019 periods primarily because of gas sales from new wells in Major County, Oklahoma, partially offset by natural production decline and timing of cash receipts.

Oil

Oil sales volumes increased 133% for second quarter and 160% for the six-month period as compared with the same 2019 periods primarily because of oil sales from new wells in Major County, Oklahoma, partially offset by natural production decline and timing of cash receipts.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Gas

The second quarter 2020 average gas price was $1.75 per Mcf, a 47% decrease from the second quarter 2019 average gas price of $3.30 per Mcf. For the six-month period, the average gas price decreased 40% to $2.21 per Mcf in 2020 from $3.69 per Mcf in 2019. The second quarter 2020 gas price is primarily related to production from February through April 2020, when the average NYMEX price was $1.78 per MMBtu.

Oil

The second quarter 2020 average oil price was $32.56 per Bbl, a 41% decrease from the second quarter 2019 average oil price of $55.45 per Bbl. The year-to-date average oil price decreased 13% to $45.94 per Bbl in 2020 from $52.82 per Bbl in 2019. The second quarter 2020 oil price is primarily related to production from February through April 2020, when the average NYMEX price was $33.18 per Bbl.

Beginning in March 2020 and continuing into the second quarter of 2020, numerous events have continued to have a downward impact on sales prices of products produced from the underlying properties. The COVID-19 pandemic and the government responses to this pandemic have significantly decreased the demand for oil and gas. It is not clear at the present time when or whether the pandemic will lift or when government policies may change. Additionally, market factors, including abundant supplies, have also negatively impacted prices. Even when demand returns, it could take time for these accumulated supplies to decrease and a new market equilibrium, which may be lower than the pre-pandemic equilibrium, to emerge.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs decreased 15% for the second quarter primarily because of decreased production taxes due to lower gas revenues. Taxes, transportation and other costs decreased 7% for the six-month period primarily because of decreased production taxes due to lower gas revenues, partially offset by increased production taxes due to higher oil revenues and increased gas deductions including amounts related to certain adjustments previously included in gas sales revenue are now recorded in this line item.

Production Expense

Production expense decreased 18% for the second quarter primarily because of decreased repairs and maintenance. Production expense decreased 7% for the six-month period primarily because of decreased repairs and maintenance, and credits received for material transfers, partially offset by higher labor due to timing of charges.

Development Costs

Development costs deducted are based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. These development costs increased for the second quarter primarily due to drilling costs on a non-operated well. Development costs decreased 92% for the six-month period primarily due to the decrease in the development budget for the drilling of four horizontal wells in Major County, Oklahoma. XTO Energy has advised the Trustee that this monthly deduction will continue to be evaluated and revised as necessary. For further information on development costs, see Note 2 to Condensed Financial Statements.

Overhead

Overhead was relatively flat for the second quarter and increased 21% for the six-month period. Overhead is charged by XTO Energy and other operators for administrative expenses incurred to support operations of the underlying properties. Overhead fluctuates based on changes in the active well count and drilling activity on the underlying properties, as well as an annual cost level adjustment based on an industry index.

Excess Costs

If monthly costs exceed revenues for any conveyance, these excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from another conveyance. Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of June 30, 2020 totaled $30.8 million ($24.7 million NPI), including accrued interest of $1.6 million ($1.3 million NPI). For further information on excess costs, see Note 5 to Condensed Financial Statements.

Contingencies

For information on contingencies, see Note 4 to Condensed Financial Statements.

Forward-Looking Statements

Statements in this report relating to future plans, predictions, production, excess costs, litigation, arbitration, liquidity, financing, regulatory or court decisions, economic activity and recovery, and the assumed public health necessary to carry out business activities are forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding the net profits interests, underlying properties, development activities, annual and monthly development, production and other costs and expenses, estimated rates of natural production decline, monthly development cost deductions, oil and gas prices and differentials to NYMEX prices, supply levels, drilling, workover and restimulation plans, the outcome of litigation or settlement discussions and the impact on Trust proceeds, distributions to unitholders, and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties, including those detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019, which is incorporated by this reference as though fully set forth herein. XTO Energy and the Trustee assume no duty to update these statements as of any future date.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Royalty Class Action and Arbitration

As previously disclosed, XTO Energy advised the Trustee that it reached a settlement with the plaintiffs in the Chieftain class action royalty case. On July 27, 2018 the final plan of allocation was approved by the court. Based on the final plan of allocation, XTO Energy has advised the Trustee that it believes approximately $24.3 million in additional production costs should be allocated to the Trust. On May 2, 2018, the Trustee submitted a demand for arbitration seeking a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Trust’s payments now or in the future as a result of the Chieftain litigation. The hearing on the claims related to the Chieftain settlement is currently scheduled to begin October 12, 2020. Other Trustee claims related to disputed amounts on the computation of the Trust’s net proceeds for 2014 through 2016 were bifurcated from the initial arbitration and will be heard at a later date, which is still to be determined.

If the Trustee prevails on the claims related to the $24.3 million in alleged additional production costs in connection with the Chieftain settlement, there will be no adjustment to the Trust’s share of net proceeds. If XTO Energy prevails as to those same claims, there will be an adjustment of approximately $24.3 million to the Trust’s share of net proceeds. The Oklahoma conveyance is already currently subject to excess costs that will need to be recovered prior to any distribution to unitholders. Therefore, an adjustment of approximately $24.3 million to the Trust’s share of net proceeds would result in additional excess costs under the Oklahoma conveyance that would likely result in no distributions under the Oklahoma conveyance for several additional years while these additional excess costs are recovered.

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

The Trustee received notice from the OTC Markets Group Inc. dated April 16, 2020, notifying the Trustee that the Trust was no longer in compliance with Section 3.2(a) of the Standards for Continued Qualification of the OTCQX Rules for U.S. Companies, in that as of December 31, 2019 the Trust had less than $2 million in net tangible assets, average revenue of less than $6 million over the past three years, and the Trust’s bid price is below $5 per share. The notice stated that if the Trust was unable to cure the deficiency by May 18, 2020, then it would be moved from OTCQX to the OTC Pink market. The Trust transitioned from the OTCQX to the OTCQB on May 19, 2020. No assurance can be made how such transition may affect the liquidity of the units.

The recent spread of COVID-19, or the novel coronavirus, and the continually changing measures taken to mitigate the impact of single or multiple waves of the COVID-19 pandemic, are likely adversely affecting the business and operations of the operators of the properties underlying the net profits interests, which in turn could have an adverse effect on Trust distributions.

The business of the operators of the properties underlying the net profits interests is likely being adversely affected by the COVID-19 pandemic and measures being taken to mitigate its impact, especially to the extent areas experience multiple waves of the pandemic. As the coronavirus pandemic and government responses are rapidly escalating and de-escalating, the extent of the impact on domestic sales of crude oil and natural gas remains unknown and is constantly evolving. The industry has experienced a sharp and rapid decline in the demand for crude oil and natural gas as the U.S. and global economy, and commodity prices, have been negatively impacted as economic activity is curtailed in response to the COVID-19 pandemic, as well as due to other geopolitical factors. Official restrictions on non-essential activities, including “shelter in place” and “stay at home” orders, have recently been introduced or re-introduced throughout the U.S. and the world, which may impact operators’ production activities and the length of time such measures are in place may further adversely affect Trust distributions. Fewer businesses than normal are open and fewer people are going to work which has reduced the demand for oil and natural gas, plus our operators’ reliance on third-party suppliers, contractors, and service providers exposes them to possibility of delay or interruption of operations. At this time, the full extent to which COVID-19 will negatively impact the global economy and the oil and gas industry is uncertain, but pandemics or other significant public health events will most likely have a material adverse effect on operators’ business and financial condition which would likely have an adverse effect on Trust distributions.

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

HUGOTON ROYALTY TRUST By SIMMONS BANK, TRUSTEE

By	/S/ NANCY WILLIS
Nancy Willis
Vice President

EXXON MOBIL CORPORATION

Date: August 13, 2020	By	/S/ DAVID LEVY
David Levy
Vice President—Upstream Business Services