Form 10-Q
period 2020-09-30
HUGOTON ROYALTY TRUST
filed 2020-11-13
CIK 862022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of November 1, 2020

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Hugoton Royalty Trust at September 30, 2020 and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2020 and 2019 have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. The condensed financial statements as of September 30, 2020, and for the three-month and nine-month periods ended September 30, 2020 and 2019 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust and

Simmons Bank, Trustee

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Hugoton Royalty Trust (the “Trust”) as of September 30, 2020, and the related condensed statements of distributable income and of changes in trust corpus for the three-month and nine-month periods ended September 30, 2020 and 2019, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with the modified cash basis of accounting described in Note 1.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus as of December 31, 2019, and the related statements of distributable income and of changes in trust corpus for the year then ended (not presented herein), and in our report dated March 30, 2020, which included a paragraph describing the modified cash basis of accounting and a paragraph regarding substantial doubt about the Trust’s ability to continue as a going concern, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2019, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

Basis for Review Results

These interim financial statements are the responsibility of the Trustee. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying interim financial statements have been prepared assuming that the Trust will continue as a going concern. Note 2 of the Trust’s audited financial statements as of December 31, 2019 and 2018, and for the years then ended, includes a statement that substantial doubt exists about the Trust’s ability to continue as a going concern. Note 2 of the Trust’s audited financial statements also discloses the events and conditions, management’s evaluation of the events and conditions, and management’s plans regarding these matters, including the fact that a reduction in net profits income as a result of excess costs have led to a decline to the expense reserve available to the Trust for the payment of its obligations. Our report on those financial statements includes a paragraph referring to the matters in Note 2 of those financial statements. As indicated in Note 1 of the accompanying interim financial statements, as of September 30, 2020, and for the three-months and nine-months then ended, the events and conditions impacting the Trust have not changed, and as a result, the Trust has stated that substantial doubt exists about the Trust’s ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Accounting

As described in Note 1, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
November 13, 2020

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Cash and short-term investments	$18,751	$605,646
Net profits interests in oil and gas properties - net (Note 1)	—	—

	$18,751	$605,646

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$—	$—
Expense reserve (a)	18,751	605,646
Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	—	—

	$18,751	$605,646

(a)	The expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income.

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Net profits income	$—	$—	$—	$369,458
Interest income	79	5,717	2,829	17,629

Total income	79	5,717	2,829	387,087
Administration expense	240,266	236,691	589,724	675,019
Cash reserves withheld (used) for Trust expenses	(240,187)	(230,974)	(586,895)	(287,932)

Distributable income	$—	$—	$—	$—

Distributable income per unit (40,000,000 units)	$0.000000	$0.000000	$0.000000	$0.000000

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Trust corpus, beginning of period	$—	$15,681,533	$—	$15,816,990
Amortization of net profits interests	—	—	—	(135,457)
Impairment of net profits interest (Note 1)	—	(15,681,533)	—	(15,681,533)
Distributable income	—	—	—	—
Distributions declared	—	—	—	—

Trust corpus, end of period	$—	$—	$—	$—

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

Liquidity and Going Concern

The accompanying condensed financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on a going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. Increases in excess costs for the Kansas, Oklahoma and Wyoming conveyances have resulted in insufficient net proceeds to the Trust and a reduction in the Trust’s expense reserve. These conditions raise substantial doubt about the Trust’s ability to continue as a going concern as the Trust may not have, based on the current estimated administrative expenses, sufficient cash to meet its obligations during the one year period after the date the condensed financial statements are issued. Factors attributable to the potential cash shortage are primarily the previously disclosed increase in development costs to drill four horizontal wells in Major County, Oklahoma (actual costs incurred through third quarter 2020 are $27.9 million net to the Trust) which have created an excess cost position on the Oklahoma conveyance. Cash flows from these new wells have generated recoveries of excess costs in spite of losses from the other wells underlying the Oklahoma conveyance until the second quarter 2020 when they were no longer able to cover losses from the other wells resulting in an increase in excess costs. Additionally, excess cost positions on the Kansas and Wyoming conveyances have resulted in no net proceeds to the Trust from the Kansas conveyance for all of 2019 and 2020 and no net proceeds to the Trust from the Wyoming conveyance for all of 2019 and 2020, with the exception of the March through May 2019 distributions. The Trustee has prepared a preliminary budget estimating the administrative expenses for the year ending December 31, 2020 and the nine months ending September 30, 2021, which assumes no cash inflow from either net profits income or from other sources. This budget estimated that the expense reserve would be depleted by approximately October 2020, and the expense reserve was in fact depleted in October 2020. The Trustee has sought financing to pay the Trust obligations during the one year period after the date the financial statements are issued following the depletion of the expense reserve; however, to date such financing has not become available. The Trustee is reviewing the Trust’s alternatives to continuing as a going concern, which may include a sale of the Trust’s assets and/or termination of the Trust. The Trustee has engaged a third party to market the Trust’s assets. While such review is ongoing, Simmons Bank, as Trustee, is currently paying the expenses for the Trust, subject to its rights to be indemnified and reimbursed pursuant to the terms of the Trust indenture. However, there is nothing in the Trust indenture that requires Simmons Bank to pay the expenses for the Trust. Any funds that Simmons Bank, as Trustee, utilizes to pay expenses of the Trust must be repaid in full (including from proceeds received from a sale of the Trust’s assets, if any) before distributions to unitholders could be made. On April 1, 2020, XTO Energy Inc. made an unsolicited offer to acquire the outstanding units of beneficial interest of the Trust for a price of $0.20 per unit. The Trustee filed its Solicitation/Recommendation Statement on April 14, 2020 taking no position. The original offer was scheduled to expire on April 28, 2020. XTO Energy extended the offering period until May 12, 2020 and again to May 26, 2020, at which time it expired. Tendered units were returned to the unitholders due to an insufficient number of units tendered. On July 9, 2020, the Trustee notified XTO Energy of the Trustee’s claim to indemnification to the Trust Estate for all liability, expense, claims, damages or loss incurred by the Trustee in connection with the administration of the Trust. The Trustee stated it anticipates seeking reimbursement from XTO Energy upon depletion of the Trust’s cash reserve, which it claims will occur soon if the Trust does not receive net proceeds payments. XTO Energy has responded that any indemnity claim to XTO Energy is premature before the Trust Estate is exhausted. The Trust’s condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Development Costs

The following summarizes actual development costs, development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted for the underlying properties:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Cumulative actual costs under (over) the amount deducted—beginning of period	$—	$2,137,110	$—	$13,913,191
Actual costs	(23,065)	(10,414,724)	(693,433)	(30,645,355)
Budgeted / actual costs deducted	23,065	8,277,614	693,433	16,732,164

Cumulative actual costs under (over) the amount deducted—end of period	$—	$—	$—	$—

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

All revenues from the Trust are from sources within Kansas, Oklahoma or Wyoming. Because it distributes all of its net income to unitholders, the Trust has not been taxed at the trust level in Kansas or Oklahoma. While the Trust has not owed tax, the Trustee is generally required to file Kansas and Oklahoma income tax returns reflecting the income and deductions of the Trust attributable to properties located in each state, along with a schedule that includes information regarding distributions to unitholders. However, the Trust did not file a Kansas return for the 2019 tax year because the Trust had no revenues, income or deductions in 2019 attributable to properties located in Kansas. The Trust did not file a Kansas income tax return for the 2018 and 2017 tax years for the same reason.

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

Litigation

Royalty Class Action and Arbitration

As previously disclosed, XTO Energy advised the Trustee that it reached a settlement with the plaintiffs in the Chieftain class action royalty case. On July 27, 2018 the final plan of allocation was approved by the court. Based on the final plan of allocation, XTO Energy has advised the Trustee that it believes approximately $24.3 million in additional production costs should be allocated to the Trust. On May 2, 2018, the Trustee submitted a demand for arbitration seeking a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Trust’s payments now or in the future as a result of the Chieftain litigation. The interim hearing on the claims related to the Chieftain settlement was conducted on October 12-13, 2020. A decision on the outcome is expected in the first quarter 2021. Other Trustee claims related to disputed amounts on the computation of the Trust’s net proceeds for 2014 through 2016 were bifurcated from the initial arbitration and will be heard at a later date, which is still to be determined.

If the Trustee prevails on the claims related to the $24.3 million in alleged additional production costs in connection with the Chieftain settlement, there will be no adjustment to the Trust’s share of net proceeds. If XTO Energy prevails as to those same claims, there will be an adjustment of approximately $24.3 million reducing the Trust’s share of net proceeds. The Oklahoma conveyance is already currently subject to excess costs that will need to be recovered prior to any distribution to unitholders. Therefore, an adjustment of approximately $24.3 million reducing the Trust’s share of net proceeds would result in additional excess costs under the Oklahoma conveyance that would likely result in no distributions under the Oklahoma conveyance for several additional years while these additional excess costs are recovered.

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

The following summarizes excess costs activity, cumulative excess costs balance and accrued interest to be recovered by conveyance:

	Underlying
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/19	$1,795,487	$25,210,563	$3,189,747	$30,195,797
Net excess costs (recovery) for the quarter ended 3/31/20	358,280	(3,631,900)	(241,451)	(3,515,071)
Net excess costs (recovery) for the quarter ended 6/30/20	339,214	1,372,288	828,881	2,540,383
Net excess costs (recovery) for the quarter ended 9/30/20	389,514	637,078	442,464	1,469,056

Cumulative excess costs remaining at 9/30/20	2,882,495	23,588,029	4,219,641	30,690,165
Accrued interest at 9/30/20	300,071	1,452,322	127,349	1,879,742

Total remaining to be recovered at 9/30/20	$3,182,566	$25,040,351	$4,346,990	$32,569,907

	NPI
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/19	$1,436,389	$20,168,450	$2,551,798	$24,156,637
Net excess costs (recovery) for the quarter ended 3/31/20	286,624	(2,905,520)	(193,161)	(2,812,057)
Net excess costs (recovery) for the quarter ended 6/30/20	271,371	1,097,831	663,104	2,032,306
Net excess costs (recovery) for the quarter ended 9/30/20	311,611	509,662	353,971	1,175,244

Cumulative excess costs remaining at 9/30/20	2,305,995	18,870,423	3,375,712	24,552,130
Accrued interest at 9/30/20	240,057	1,161,858	101,879	1,503,794

Total remaining to be recovered at 9/30/20	$2,546,052	$20,032,281	$3,477,591	$26,055,924

For the quarter ended September 30, 2020, lower revenues in relation to costs resulted in net excess costs on properties underlying the Kansas, Oklahoma and Wyoming net profits interests.

Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of September 30, 2020 totaled $32.6 million, including accrued interest of $1.9 million.

6.	Subsequent Events

The expense reserve used to pay administrative expenses in the absence of current month distributions was depleted in October 2020. As a result, Simmons Bank, as Trustee of Hugoton Royalty Trust, is currently paying the expenses for the Trust, subject to its rights to be indemnified and reimbursed pursuant to the terms of the Trust indenture. This includes reimbursement from proceeds received from a sale of the Trust’s assets, if any.

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

Distributable Income

Quarter

For the quarter ended September 30, 2020, net profits income was $0, as compared to $0 for third quarter 2019. No change in net profits income is primarily the result of net excess costs activity ($5.9 million), lower gas and oil prices ($2.5 million), and lower oil production ($0.5 million), partially offset by decreased development costs ($6.6 million), decreased production expense ($2.0 million), decreased taxes, transportation and other costs ($0.2 million), and higher gas production ($0.1 million). See “Net Profits Income” below.

After adding interest income of $79, deducting administration expense of $240,266, and utilizing $240,187 of the expense reserve to pay Trust expenses, distributable income for the quarter ended September 30, 2020 was $0 or $0.000000 per unit of beneficial interest. Administration expense for the quarter increased $3,575 as compared to the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For third quarter 2019, distributable income was $0 or $0.000000 per unit.

Distributions to unitholders for the quarter ended September 30, 2020 were:

Record Date	Payment Date	Distribution per Unit
July 31, 2020	August 14, 2020	$0.000000
August 31, 2020	September 15, 2020	0.000000
September 30, 2020	October 15, 2020	0.000000

		$0.000000

Nine Months

For the nine months ended September 30, 2020, net profits income was $0 compared with $369,458 for the same 2019 period. This decrease in net profits income is primarily the result of net excess costs activity ($10.2 million), lower oil and gas prices ($8.8 million), and increased overhead ($0.9 million), partially offset by decreased development costs ($12.8 million), increased oil and gas production ($3.8 million), decreased production expenses ($2.5 million), and decreased taxes, transportation and other costs ($0.4 million). See “Net Profits Income” below.

After adding interest income of $2,829, deducting administration expense of $589,724, and utilizing $586,895 of the expense reserve to pay Trust expenses, distributable income for the nine months ended September 30, 2020 was $0 or $0.000000 per unit of beneficial interest. Administration expense for the nine months ended September 30, 2020 decreased $85,295 as compared to the same 2019 period, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income and interest rates. For the nine months ended September 30, 2019, distributable income was $0 or $0.000000 per unit.

Net Profits Income

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

-	oil and gas sales volumes,

-	oil and gas sales prices, and

-	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months			Nine Months
	Ended September 30 (a)		Increase	Ended September 30 (a)		Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	2,761,470	2,672,338	3%	8,479,749	8,143,162	4%
Average per day	30,016	29,047	3%	30,948	29,828	4%
Net profits interests	—	—	—	—	109,541	(100%)
Oil (Bbls) (b)
Underlying properties	64,909	84,215	(23%)	252,170	156,357	61%
Average per day	706	915	(23%)	920	573	61%
Net profits interests	—	—	—	—	249	(100%)
Average Sales Prices
Gas (per Mcf)	$1.85	$2.25	(18%)	$2.09	$3.22	(35%)
Oil (per Bbl)	$29.93	$54.64	(45%)	$41.82	$53.80	(22%)
Revenues
Gas sales	$5,101,237	$6,018,411	(15%)	$17,732,741	$26,207,342	(32%)
Oil sales	1,942,439	4,601,214	(58%)	10,546,050	8,411,806	25%

Total Revenues	7,043,676	10,619,625	(34%)	28,278,791	34,619,148	(18%)

Costs
Taxes, transportation and other	2,039,091	2,227,020	(8%)	6,924,733	7,482,909	(7%)
Production expense	3,330,095	5,793,859	(43%)	11,818,624	14,920,810	(21%)
Development costs (c)	23,065	8,277,614	(100%)	693,433	16,732,164	(96%)
Overhead	3,120,481	3,134,794	—	9,336,369	8,260,296	13%
Excess costs (d)	(1,469,056)	(8,813,662)	(83%)	(494,368)	(13,238,854)	(96%)

Total Costs	7,043,676	10,619,625	(34%)	28,278,791	34,157,325	(17%)

Net Proceeds	—	—	—	—	461,823	(100%)
Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$—	$—	—	$—	$369,458	(100%)

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

The following are explanations of significant variances on the underlying properties from third quarter 2019 to third quarter 2020 and from the first nine months of 2019 to the comparable period in 2020:

Sales Volumes

Gas

Gas sales volumes increased 3% for the third quarter and 4% for the nine-month period as compared with the same 2019 periods primarily because of gas sales from new wells in Major County, Oklahoma, partially offset by natural production decline and timing of cash receipts.

Oil

Oil sales volumes decreased 23% for the third quarter primarily because of timing of cash receipts and natural production decline. Oil sales volumes increased 61% for the nine-month period as compared with the same 2019 periods primarily because of oil sales from new wells in Major County, Oklahoma, partially offset by the timing of cash receipts and natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Gas

The third quarter 2020 average gas price was $1.85 per Mcf, an 18% decrease from the third quarter 2019 average gas price of $2.25 per Mcf. For the nine-month period, the average gas price decreased 35% to $2.09 per Mcf in 2020 from $3.22 per Mcf in 2019. The third quarter 2020 gas price is primarily related to production from May through July 2020, when the average NYMEX price was $1.67 per MMBtu.

Oil

The third quarter 2020 average oil price was $29.93 per Bbl, a 45% decrease from the third quarter 2019 average oil price of $54.64 per Bbl. For the nine-month period, the average oil price decreased 22% to $41.82 per Bbl in 2020 from $53.80 per Bbl in 2019. The third quarter 2020 oil price is primarily related to production from May through July 2020, when the average NYMEX price was $35.96 per Bbl.

Beginning in March 2020 and continuing into the third quarter of 2020, numerous events have continued to have a downward impact on sales prices of products produced from the underlying properties. The COVID-19 pandemic and the government responses to this pandemic have significantly decreased the demand for oil and gas. It is not clear at the present time when or whether the pandemic will lift or when government policies may change. Additionally, market factors, including abundant supplies, have also negatively impacted prices. Even when demand returns, it could take time for these accumulated supplies to decrease and a new market equilibrium, which may be lower than the pre-pandemic equilibrium, to emerge.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs decreased 8% for the third quarter primarily because of decreased production taxes due to lower revenues, partially offset by increased gas deductions on higher gas production. Taxes, transportation and other costs decreased 7% for the nine-month period primarily because of decreased production taxes due to lower gas revenues, partially offset by increased production taxes due to higher oil revenues and increased gas deductions including amounts related to certain adjustments previously included in gas sales revenue are now recorded in this line item.

Production Expense

Production expense decreased 43% for the third quarter primarily because of decreased repairs and maintenance and labor. Production expense decreased 21% for the nine-month period primarily because of decreased repairs and maintenance, and credits received for material transfers, partially offset by increased labor due to timing of charges.

Development Costs

Development costs deducted are based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. These development costs decreased 100% for the third quarter and decreased 96% for the nine-month period primarily due to the decrease in the development budget for the drilling of four horizontal wells in Major County, Oklahoma. XTO Energy has advised the Trustee that this monthly deduction will continue to be evaluated and revised as necessary. For further information on development costs, see Note 2 to Condensed Financial Statements.

Overhead

Overhead was relatively flat for the third quarter and increased 13% for the nine-month period. Overhead is charged by XTO Energy and other operators for administrative expenses incurred to support operations of the underlying properties. Overhead fluctuates based on changes in the active well count and drilling activity on the underlying properties, as well as an annual cost level adjustment based on an industry index.

Excess Costs

If monthly costs exceed revenues for any conveyance, these excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from another conveyance. Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of September 30, 2020 totaled $32.6 million ($26.1 million NPI), including accrued interest of $1.9 million ($1.5 million NPI). For further information on excess costs, see Note 5 to Condensed Financial Statements.

Contingencies

For information on contingencies, see Note 4 to Condensed Financial Statements.

Forward-Looking Statements

Statements in this report relating to future plans, predictions, production, excess costs, litigation, arbitration, liquidity, financing, regulatory or court decisions, economic activity and recovery, and the impact of one or more waves of the COVID-19 pandemic and the accompanying government response on trade, travel and energy demand and pricing are forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding the net profits interests, underlying properties, development activities, annual and monthly development, production and other costs and expenses, estimated rates of natural production decline, monthly development cost deductions, oil and gas prices and differentials to NYMEX prices, supply levels, drilling, workover and restimulation plans, the outcome of litigation or settlement discussions and the impact on Trust proceeds, distributions to unitholders, and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties, including those detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019, which is incorporated by this reference as though fully set forth herein. XTO Energy and the Trustee assume no duty to update these statements as of any future date.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Royalty Class Action and Arbitration

As previously disclosed, XTO Energy advised the Trustee that it reached a settlement with the plaintiffs in the Chieftain class action royalty case. On July 27, 2018 the final plan of allocation was approved by the court. Based on the final plan of allocation, XTO Energy has advised the Trustee that it believes approximately $24.3 million in additional production costs should be allocated to the Trust. On May 2, 2018, the Trustee submitted a demand for arbitration seeking a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Trust’s payments now or in the future as a result of the Chieftain litigation. The interim hearing on the claims related to the Chieftain settlement was conducted on October 12-13, 2020. A decision on the outcome is expected in the first quarter 2021. Other Trustee claims related to disputed amounts on the computation of the Trust’s net proceeds for 2014 through 2016 were bifurcated from the initial arbitration and will be heard at a later date, which is still to be determined.

If the Trustee prevails on the claims related to the $24.3 million in alleged additional production costs in connection with the Chieftain settlement, there will be no adjustment to the Trust’s share of net proceeds. If XTO Energy prevails as to those same claims, there will be an adjustment of approximately $24.3 million reducing the Trust’s share of net proceeds. The Oklahoma conveyance is already currently subject to excess costs that will need to be recovered prior to any distribution to unitholders. Therefore, an adjustment of approximately $24.3 million reducing the Trust’s share of net proceeds would result in additional excess costs under the Oklahoma conveyance that would likely result in no distributions under the Oklahoma conveyance for several additional years while these additional excess costs are recovered.

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

Although the Trustee has decided to market the sale of the Trust’s assets, there is no assurance that a buyer of such assets will be found, or that if a buyer is found, there will be any funds available for distribution to unitholders.

The Trustee has decided to market the sale of the Trust’s assets, however, the Trustee is unable to predict whether a buyer for the Trust’s assets will be found, or if a buyer for such assets is found, the amount that may be paid for the Trust’s assets. Any material sale of assets and/or termination of the Trust requires at least 80% unitholder approval. The expense reserve used to pay liabilities of the Trust in the absence of current distributions was depleted in October 2020. Simmons Bank, the Trustee is currently paying the current liabilities of the Trust, which will include the ongoing costs and expenses of the Trust as well as the costs and expenses incurred to sell the Trust’s assets and dissolve the Trust. These costs and expenses will reduce the proceeds that are available from any sale of the Trust’s assets. There can be no assurances that a sale of the Trust’s assets, if any, will produce net proceeds sufficient to allow distributions to the unitholders and if such proceeds are available, there is no assurance when any distribution will be made. Accordingly, there can be no assurances as to the amount, if any, of the proceeds that will be available for distribution to unitholders.

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

HUGOTON ROYALTY TRUST
By SIMMONS BANK, TRUSTEE

	By	/s/ NANCY WILLIS
Nancy Willis
Vice President

EXXON MOBIL CORPORATION

Date: November 13, 2020	By	/s/ DAVID LEVY
David Levy
Vice President—Upstream Business Services