Form 10-K
period 2020-12-31
HUGOTON ROYALTY TRUST
filed 2021-03-31
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of units of beneficial interest held by non-affiliates of the registrant at June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $5.6 million.

The number of units of beneficial interest outstanding as of March 15, 2021 was 40,000,000.

HUGOTON ROYALTY TRUST

2020 ANNUAL REPORT ON FORM 10-K

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

PART I

Item 1. Business

Hugoton Royalty Trust (the “Trust”) is an express trust created under the laws of Texas pursuant to the Hugoton Royalty Trust Indenture entered into on December 1, 1998 between XTO Energy Inc. (formerly known as Cross Timbers Oil Company and, hereafter, “XTO Energy”), as grantor, and NationsBank, N.A., as Trustee. Simmons Bank (the “Trustee”) is now the Trustee of the Trust.

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

Effective December 1, 1998, XTO Energy conveyed to the Trust 80% net profits interests in certain predominantly natural gas producing working interest properties in Kansas, Oklahoma and Wyoming under three separate conveyances. In exchange for these net profits interest conveyances to the Trust, 40 million units of beneficial interest were issued to XTO Energy. In April and May 1999, XTO Energy sold a total of 17 million units in the Trust’s initial public offering. In 1999 and 2000, XTO Energy also sold 1.3 million Trust units to certain of its officers. The Trust did not receive the proceeds from these sales of Trust units. In May 2006, XTO Energy distributed all of its remaining 21.7 million Trust units as a dividend to its common stockholders. XTO Energy currently is not a unitholder of the Trust. Units were listed and traded on the New York Stock Exchange under the symbol “HGT” until August 27, 2018, when the Trust units were delisted from the NYSE and began to be quoted on the OTCQX, which is maintained by the OTC Market Group Inc., under the symbol “HGTXU.” The Trust transitioned from the OTCQX to the OTCQB on May 19, 2020.

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

Net proceeds payable to the Trust depend upon production quantities, sales prices of oil and gas and costs to develop and produce oil and gas in the prior month. If monthly costs exceed revenues for any of the three conveyances (one for each of the states of Kansas, Oklahoma and Wyoming), such excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net proceeds from other conveyances. For further information on excess costs, see Note 4 to Financial Statements under Item 8. Financial Statements and Supplementary Data.

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

To the extent allowed, XTO Energy is responsible for marketing its production from the underlying properties under existing sales contracts, or new arrangements on the best terms reasonably obtainable in the circumstances. See “Pricing and Sales Information” under Item 2. Properties.

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

The majority of previous net profits income received by the Trust has been attributable to natural gas. There has historically been a greater demand for gas during the winter months than the rest of the year. Otherwise, Trust income generally is not subject to seasonal factors, nor dependent upon patents, licenses, franchises or concessions. The Trust conducts no research activities.

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

The following discussion of risk factors should be read in conjunction with the financial statements and related notes included under Item 8. Financial Statements and Supplementary Data. Because of these and other factors, past financial performance should not be considered an indication of future performance.

Although the Trustee has decided to market the sale of the Trust’s assets, there is no assurance that the Trustee and any prospective buyer will agree to terms of sale, or that a sale can be completed under the indenture, or if a sale is completed under the indenture, that there will be any funds available for distribution to unitholders.

The Trustee has decided to market the sale of the Trust’s assets, however, the Trustee is unable to predict whether any prospective buyer will agree to terms of sale. Any material sale of assets and/or termination of the Trust requires unitholder approval by at least 80% of all outstanding units. Failure to reach the 80% threshold would delay or possibly terminate any sale process or buyer interest. Even if sale of assets and/or termination of the Trust is approved, the expense reserve used to pay liabilities of the Trust in the absence of current distributions was depleted in October 2020. Simmons Bank, the Trustee, is currently paying the liabilities of the Trust, which include the ongoing costs and expenses of the Trust as well as the costs and expenses incurred to sell the Trust’s assets and terminate the Trust. However, there is nothing in the Trust indenture that requires Simmons Bank to pay the expenses for the Trust. These costs and expenses will reduce the proceeds that are available from any sale of the Trust’s assets. There can be no assurances that a sale of the Trust’s assets, if any, will produce net proceeds sufficient to allow distributions to the unitholders and if such proceeds are available, there is no assurance when any distribution will be made. Accordingly, there can be no assurances as to the amount, if any, of the proceeds that will be available for distribution to unitholders.

The spread of different variants of the COVID-19, or the novel coronavirus, and the continually changing measures taken to mitigate the impact of single or multiple waves of the COVID-19 pandemic, have and are likely to continue to have an adverse effect on the demand for oil and gas and the business and operations of the operators of the properties underlying the net profits interests, which in turn could have an adverse effect on Trust distributions.

Demand for oil and gas, and the business and operations of the operators of the properties underlying the net profits interests, have and are likely to be adversely impacted by the different variants of the COVID-19 pandemic and measures being taken to mitigate its impact, especially to the extent areas experience multiple waves of the pandemic. As the coronavirus pandemic and government responses are rapidly escalating and de-escalating, the extent of the impact on domestic sales of crude oil and natural gas remains unknown and is constantly evolving. The industry has experienced a sharp and rapid decline in the demand for crude oil and natural gas as the U.S. and global economy, and commodity prices, have been negatively impacted as economic activity is curtailed in response to the COVID-19 pandemic, as well as due to other geopolitical factors. Official restrictions on non-essential activities, including “shelter in place” and “stay at home” orders, have been introduced or re-introduced throughout the U.S. and the world, which may impact operators’ production activities and the length of time such measures are in place may further adversely affect Trust distributions. Fewer businesses than normal are open and fewer people are going to work which has reduced the demand for oil and natural gas, plus our operators’ reliance on third-party suppliers, contractors, and service providers exposes them to possibility of delay or interruption of operations. At this time, the full extent to which COVID-19 will negatively impact the global economy and the oil and gas industry is uncertain, but pandemics or other significant public health events will most likely have a material adverse effect on operators’ business and financial condition which would likely have an adverse effect on Trust distributions.

The Trust may not have sufficient cash to meet its obligations during the one year period after the date that the financial statements are issued and may choose or be required to take other actions to satisfy its obligations by seeking additional financing, which may not be successful.

With the exception of net profits income generated by the Wyoming conveyance in March, April and May 2019, all three of the Trust’s conveyances have been in excess costs for the remainder of 2019 and all of 2020 resulting in no net proceeds to the Trust and depletion of the Trust’s expense reserve. These conditions raise substantial doubt about the Trust’s ability to continue as a going concern as the Trust does not have sufficient cash to meet its obligations during the one year period after the date the financial statements are issued. The Trust’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

There are no assurances that the Trust will receive net profits income sufficient to pay its obligations during the one year period after the date the financial statements are issued, and as a result, may choose or be required to seek additional financing. If the Trust is unable to obtain additional financing and is unable to meet its obligations, the Trust could be forced to consider alternatives such as seeking approval from the unitholders to amend the Trust indenture either to permit the sale of some or all of the net profits interests or approve termination of the Trust. Unitholders could incur significant losses on their investment in the Trust or lose their entire investment in the Trust altogether if the funds obtained from any such sale or liquidation of the net profits interests are such that there are no funds to distribute to unitholders after all financial obligations are met. See Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources for further information.

The market price for the Trust units may not reflect the value of the net profits interests held by the Trust.

The public trading price for the Trust units has historically been tied to the recent and expected levels of cash distributions on the Trust units. However, no cash distribution has occurred for 36 months as of the date of this report, March 31, 2021. The amounts available for distribution by the Trust vary in response to numerous factors outside the control of the Trust or XTO Energy, including prevailing prices for oil and natural gas produced from the underlying properties. The market price of the Trust units is not necessarily indicative of the value that the Trust would realize if the net profits interests were sold to a third party buyer. In addition, such market price is not necessarily reflective of the fact that, since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. There is no guarantee that distributions made to a unitholder over the life of these depleting assets will equal or exceed the purchase price paid by the unitholder or that distributions from the Trust will resume in 2021 or at all.

Current and future oil and natural gas prices fluctuate due to a number of uncontrollable factors, and any decline will adversely affect the net proceeds payable to the Trust and Trust distributions.

The Trust’s monthly cash distributions are highly dependent upon the prices realized from the sale of natural gas and oil. Oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and XTO Energy. Factors that contribute to price fluctuations include instability in oil-producing regions, worldwide economic conditions, weather conditions, trade barriers, political instability, public health concerns such as COVID-19, the supply of domestic and foreign oil, natural gas and natural gas liquids, consumer demand, the price and availability of alternative fuels, the proximity to, and capacity of, transportation facilities and the effect of worldwide energy conservation measures. Moreover, government regulations, such as regulation of natural gas transportation and price controls, environmental regulations, production restrictions, or trade barriers, can affect product prices. Oil and natural gas prices have declined substantially from historical highs and may not return to those levels in the foreseeable future, if ever. For example, sharp decline in demand as a result of the COVID-19 pandemic and the ensuing government responses resulted in negative oil prices briefly in 2020. Further, a significant decline in current oil or natural gas prices or lower anticipated long-term prices could have a material adverse effect on the amount of oil and natural gas that is economic to produce, Trust net profits (and therefore cash available for distribution to unitholders) and proved reserves attributable to the Trust’s interests. The volatility of energy prices reduces the predictability of future cash distributions to Trust unitholders.

Higher production expense and/or development costs, without concurrent increases in revenue, will directly decrease the net proceeds payable to the Trust. Certain claimed production expenses by XTO Energy may reduce or eliminate distributions to unitholders for extended periods of time.

Production expense and development costs are deducted in the calculation of the Trust’s share of net proceeds. Accordingly, higher or lower production expense and development costs, without concurrent changes in revenue, will directly decrease or increase the amount received by the Trust. If development costs and production expense for underlying properties in a particular state exceed the production proceeds from the properties (as was the case with respect to the properties underlying the Kansas and the Oklahoma net profits interests for all of 2019 and 2020, and with respect to the properties underlying the Wyoming net profits interests for most of 2019 and all of 2020), the Trust will not receive net profits income for those properties until future net proceeds from production in that state exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs. Additionally, XTO Energy has advised the Trustee that total budgeted development costs for the underlying properties could be up to $1 million for 2021 which could continue to exceed revenues for the underlying conveyances. See Item 2. Properties.

As described in Note 8 – Contingencies to the Notes to Financial Statements, XTO Energy has advised the Trustee that it believes a portion of the settlement it has reached in the Chieftain Royalty Company v. XTO Energy Inc. class action lawsuit relates to the Trust. On July 27, 2018, the final plan of allocation was approved by the court. Based on the final plan of allocation, XTO Energy advised the Trustee that it believes approximately $24.3 million in additional production costs should be allocated to the Trust. On May 2, 2018, the Trustee submitted a demand for arbitration seeking a declaratory judgment that the Chieftain settlement is not a is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Trust’s payments now or in the future as a result of the Chieftain litigation. The Trust and XTO conducted the interim hearing on the claims related to the Chieftain settlement on October 12-13, 2020. In the arbitration, the Trustee contended that the approximately $24.3 million allocation related to the Chieftain settlement was not a production cost and, therefore, there should not be a related adjustment to the Trust’s share of net proceeds. However, XTO Energy contended that the approximately $24.3 million was a production cost and should reduce the Trust’s share of net proceeds.

On January 20, 2021, the arbitration panel issued its Corrected Interim Final Award (i) “reject[ing] the Trust’s contention that XTO has no right under the Conveyance to charge the Trust with amounts XTO paid under section 1.18(a)(i) as royalty obligations to settle the Chieftain litigation” and (ii) stating “[t]he next phase will determine how much of the Chieftain settlement can be so charged, if any of it can be, in the exercise of the right found by the Panel.” The parties are continuing to review the Corrected Interim Final Award and on March 26, 2021, XTO Energy submitted its brief to the Panel regarding the amount of the Chieftain settlement, if any, that may be charged to the Trust. The Trustee has until April 23, 2021 to submit a response brief and XTO Energy will have until May 7, 2021 to submit a reply brief to the Panel regarding the amount of the Chieftain settlement, if any, that may be charged to the Trust.

The Oklahoma conveyance is already currently subject to excess costs that will need to be recovered prior to any distribution to unitholders. Therefore, if the arbitration panel determines that the approximately $24.3 million can be charged to the Trust (as XTO Energy contends), the reduction in the Trust’s share of net proceeds would result in additional excess costs under the Oklahoma conveyance that would likely result in no distributions under the Oklahoma conveyance for several additional years while these additional excess costs are recovered.

Other Trustee claims related to disputed amounts on the computation of the Trust’s net proceeds for 2014 through 2016 were bifurcated from the initial arbitration and will be heard at a later date, which is still to be determined. See Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – Note 8 – Contingencies for additional information.

There may not be an active market for the Trust units.

On August 27, 2018, the Trust units were delisted from the NYSE and began to be quoted on the OTCQX, which is maintained by the OTC Market Group Inc., under the symbol “HGTXU.” The Trustee received notice from the OTC Markets Group Inc. dated April 16, 2020, notifying the Trustee that the Trust was no longer in compliance with Section 3.2(a) of the Standards for Continued Qualification of the OTCQX Rules for U.S. Companies, in that as of December 31, 2019 the Trust had less than $2 million in net tangible assets, average revenue of less than

$6 million over the past three years, and the Trust’s bid price is below $5 per share. The notice stated that if the Trust was unable to cure the deficiency by May 18, 2020, then it would be moved from OTCQX to the OTC Pink market. The Trust transitioned from the OTCQX to the OTCQB on May 19, 2020. Trading on the OTC is often characterized as thin with sporadic fluctuations in price and the availability of buyers or sellers of a security. No assurance can be given that an active trading market for the Trust units will further develop or continue. The Trust units will likely be subject to greater volatility and lower trading volumes than when the Trust units were listed on the New York Stock Exchange. This could depress the trading price of the Trust units and make it more difficult to purchase, dispose of or obtain accurate quotations as to the value of the Trust units. No assurance can be made how such transition may affect the liquidity of the units.

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

The financial statements of the Trust are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles, or U.S. GAAP. Although this basis of accounting is permitted for royalty trusts by the Securities and Exchange Commission, the financial statements of the Trust differ from U.S. GAAP financial statements because net profits income is not accrued in the month of production, expenses are not recognized when incurred and cash reserves may be established for certain contingencies that would not be recorded in U.S. GAAP financial statements. See Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – Note 2 Basis of Accounting and Note 5 Development Costs for additional information.

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

Extensive federal, state and local regulation of the oil and natural gas industry significantly affects operations on the underlying properties. In particular, oil and natural gas development and production are subject to stringent environmental regulations. These regulations have increased the costs of planning, designing, drilling, installing, operating and abandoning oil and natural gas wells and other related facilities, which costs could reduce net proceeds payable to the Trust and Trust distributions. These regulations may become more demanding in the future. These regulations can often be changed by administrative agencies without formal legislation, resulting in additional costs that can impact distributions. See Item 2. Properties – Regulation, and Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations – Greenhouse Gas Emissions and Climate Change Regulations.

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

U.S. federal tax reform legislation informally known as the Tax Cuts and Jobs Act (the “TCJA”) was enacted December 22, 2017, and makes significant changes to the federal income tax rules applicable to both individuals and entities, including changes to the effective tax rate on a Trust unitholder’s allocable share of certain income from the Trust. The TCJA is complex and lacks administrative guidance, thus, Trust unitholders should consult their tax advisor regarding the TCJA and its effect on an investment in Trust units. In addition, the current administration has generally proposed repealing fossil fuel tax subsidies, which could impact certain tax benefits available to Trust unitholders.

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

Item 1B. Unresolved Staff Comments

As of December 31, 2020, the Trust did not have any unresolved Securities and Exchange Commission staff comments.

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

The underlying properties are predominantly gas-producing properties with established production histories in the Hugoton area of Oklahoma and Kansas, the Anadarko Basin of Oklahoma and the Green River Basin of Wyoming. The average reserve-to-production index for the underlying properties as of December 31, 2020 is approximately seven years. This index is calculated using total proved reserves and estimated 2021 production for the underlying properties. The projected 2021 production is from proved developed producing reserves as of December 31, 2020. Based on estimated future net cash flows at 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, the future net cash flows from proved reserves of the underlying properties are zero. As reported in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019, the future net cash flows from proved reserves of the underlying properties as of such date were zero. XTO Energy operates approximately 95% of the underlying properties.

Because the underlying properties are working interests, production expense, development costs and overhead are deducted in calculating net profits income. As a result, net profits income is affected by the level of maintenance and development activity on the underlying properties. See Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations. Total 2020 development costs deducted for the underlying properties were $1.0 million, a decrease of 94% from the prior year. XTO Energy has informed the Trustee that total 2021 budgeted development costs for the underlying properties could be up to $1 million. Changes in oil or natural gas prices could impact future development plans on the underlying properties.

Significant Properties

Hugoton Area

Natural gas was discovered in the Hugoton area in 1922. With an estimated five million productive acres covering parts of Texas, Oklahoma and Kansas, the Hugoton area is one of the largest domestic natural gas producing areas. During 2020, daily sales volumes from the underlying properties in the Hugoton area averaged approximately 7,000 Mcf of gas and 21 Bbls of oil.

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

Within this area, XTO Energy did not drill any new wells but did perform 2 workovers in 2020. XTO Energy has informed the Trustee that it does not plan to drill any new wells but may perform up to 2 workovers during 2021.

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

Effective May 1, 2014, XTO Energy entered into a gas sales and processing contract with DCP Midstream, L.P. to process all gas production from its wells attached to the Timberland Gathering System in Seward County, Kansas and in Texas and Beaver Counties, Oklahoma. The system collects the majority of its throughput from underlying properties, which XTO Energy has advised the Trustee has been approximately 7,600 Mcf per day. XTO Energy receives 100% of the net value for residue gas based upon a price per MMBtu of Panhandle Eastern Pipe Line Company index. Under this contract DCP is entitled to charge a processing fee of $0.25 per Delivery Point MMBtu and a helium processing fee of $0.05 per 97% Delivery Point Mcf in addition to other deductions such as for fuel and transportation. XTO Energy has exercised its contractual right to take in kind and sell its NGLs and helium. XTO Energy sells 100% of the net value for any recovered NGLs to ONEOK at Conway pricing as posted by Oil Price Information Services minus an adjusted base differential. XTO Energy sells the helium to Air Products and Chemicals, Inc. and Air Products Helium, Inc. under a pricing formula based upon the open market crude helium sales price established by the U.S. Bureau of Land Management. Timberland Gathering & Processing Company, Inc. (“Timberland”), an affiliate of XTO Energy, provides gathering from the wellhead to DCP’s gathering system for a fee of $0.75 per Mcf of gas delivered by XTO Energy. The sales contract with DCP Midstream, L.P. has passed its primary term date of March 31, 2019, and is currently being renewed annually on an evergreen basis, and can be canceled by either party upon 180 days written notice.

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

Anadarko Basin

Oil and gas accumulations were discovered in the Anadarko Basin of western Oklahoma in 1945. XTO Energy is one of the largest producers in the Ringwood, Northwest Okeene and Cheyenne Valley fields of Major County, the Northeast Cedardale field of Woodward County and the Elk City field of Beckham County, the principal producing regions of the underlying properties in the Anadarko Basin. Daily sales volumes from the underlying properties in the Anadarko Basin averaged 14,800 Mcf of gas and 825 Bbls of oil in 2020.

The fields in the Major County area are characterized by oil and gas production from a variety of structural and stratigraphic traps. Productive zones include the Oswego, Red Fork, Inola, Chester, Manning, Mississippian, Hunton and Arbuckle formations. Within this area, XTO Energy performed 9 workovers in 2020. XTO Energy has informed the Trustee that it does not plan to drill any new wells but may perform up to 5 workovers in Major County during 2021.

The fields within Woodward County are characterized primarily by gas production from a variety of structural and stratigraphic traps. Productive zones include the Cottage Grove, Oswego, Chester and Mississippian formations. Within this area, XTO Energy did not drill any wells or perform any workovers in 2020. XTO Energy has informed the Trustee that it does not plan to drill any new wells but may perform up to 2 workovers in Woodward County during 2021.

The Elk City field on the eastern edge of Beckham County produces oil and gas from a structural anticline with stratigraphic trapping features. Production zones include the Hoxbar, Atoka and Morrow formations. Within this area, XTO Energy performed 3 workovers in 2020. XTO Energy has informed the Trustee that it does not plan to drill any new wells but may perform up to 3 workovers within the Elk City field during 2021.

XTO Energy plans to further develop the underlying properties in the Anadarko Basin primarily through:

1.	mechanical stimulation of existing wells;
2.	installing artificial lift;
3.	opening new producing zones in existing wells;
4.	deepening existing wells to new producing zones; and
5.	future drilling of additional wells.

A gathering subsidiary of XTO Energy operates a 300-mile gathering system and pipeline in the Major County area. The gathering subsidiary and a third-party processor purchase natural gas produced at the wellhead from XTO Energy and other producers in the area under various agreements, most of which were entered into in the 1960’s and 1970’s, and which include life-of-production terms such that the contracts will continue until there is no further production from the underlying properties, unless the production declines so that it is no longer economical to take the gas. The gathering subsidiary and the third-party processor are required to take certain minimum volumes of the gas produced but have been taking all of the volumes produced for over ten years. The gathering subsidiary gathers and transports the gas to a third-party processor, which processes the gas and pays XTO Energy and other producers for at least 50% of the liquids processed based upon a weighted average sales price less transportation charges, which price may vary in the event of inadequate markets. After the gas is processed, the gathering subsidiary transports the gas via a residue pipeline to a connection with an interstate pipeline. The gathering subsidiary pays XTO Energy for the residue gas based upon a weighted average price from downstream sales to third parties, which price will vary monthly based upon market conditions. The gathering subsidiary pays this price to XTO Energy less a compression and gathering fee of approximately $0.31 per Mcf of residue gas. This gathering fee was previously approved by the Federal Energy Regulatory Commission when the gathering subsidiary was regulated. As of December 31, 2020, the gathering system was collecting approximately 7,500 Mcf per day, approximately 70% of which are operated by XTO Energy. Estimated capacity of the gathering system is 15,000 Mcf per day. The gathering subsidiary also provides contract operating services to properties in Woodward County, collecting approximately 2,900 Mcf per day, for an average fee of approximately $0.33 per Mcf. The fee is subject to an annual price renegotiation under which either party can request that the price provided under the contract be renegotiated. The contract continues on a yearly basis, and it is subject to termination upon written notice prior to its annual renewal or in the event the parties fail to agree upon a pricing renegotiation. XTO Energy also sells gas directly to third parties. The price paid to XTO Energy is based upon the weighted average price of several published indices, which price varies upon market conditions, and includes a deduction for any transportation fees charged by the third party. Neither party has a firm obligation to sell or purchase any specific minimum quantity of gas.

Green River Basin

The Green River Basin is located in southwestern Wyoming. Natural gas was discovered in the Fontenelle field of the Green River Basin in the early 1970’s. The producing reservoirs are the Frontier, Baxter and Dakota sandstones.

Daily 2020 sales volumes from the underlying properties in the Fontenelle field averaged 9,300 Mcf of natural gas and 20 Bbls of oil. XTO Energy did not drill any new wells or perform any workovers in the Green River Basin in 2020. XTO Energy has advised the Trustee that it does not plan to drill any new wells or perform any workovers in the Green River Basin during 2021. XTO Energy has advised the Trustee that it is continuing its efforts to reduce pipeline pressure which has shown potential for increasing production and extending field life in the Fontenelle field. XTO Energy has advised the Trustee that a salt water disposal conversion may be executed in 2021 to assist with disposal in the Fontenelle field.

Potential development activities for the underlying properties in this area include:

1.	installing artificial lift;
2.	restimulating producing intervals utilizing new technology;
3.	additional compression to lower line pressures; and
4.	opening new producing zones in existing wells.

XTO Energy markets the gas produced from the Fontenelle field and nearby properties under various marketing arrangements. Under the agreement covering the majority of the gas sold, XTO Energy compresses the gas on the lease, transports it off the lease and compresses the gas again prior to entry into the gas plant pipeline. The pipeline transports the gas to the gas plant, where the gas is processed, then redelivered to XTO Energy. The owner of the gas plant and related pipeline charges XTO Energy for operational fuel and processing and has agreed to accept certain volumes, which amounts can be adjusted by the owner. The owner may be able to cease taking volumes if it has valid unaddressed concerns regarding the creditworthiness of XTO Energy. In 2020, the fuel charge was approximately 1% of the volumes produced and the fee was approximately $0.12 per MMBtu. These charges are adjusted annually based upon a published governmental economic index, and the contract renews on a year-to-year basis. XTO Energy transports and sells this gas directly to the markets based on a spot sales price on a month-to-month term, and the volumes to be sold are generally determined upon a monthly basis. These contracts may be terminated by either party if there are credit issues with the other party. The gas not sold under the above arrangement may be gathered and sold under a similar arrangement on a month-to-month term where the fee is approximately $0.20 per MMBtu and is adjusted annually. The amount of gas that the gatherer is required to gather is limited to certain maximum volumes, and the gatherer may be able to cease taking volumes if it has valid unaddressed concerns regarding the creditworthiness of XTO Energy. Alternatively, the gas may be sold under a contract where XTO Energy directly sells the gas to a third party on the lease at an adjusted index price, which price varies upon market conditions. The contract continues on a month-to-month basis, and the buyer is obligated to make a good faith effort to purchase a minimum 90% of the gas nominated by buyer for purchase. Condensate is sold to an independent third party at market rates on a month-to-month basis. The purchaser accepts all condensate delivered at the lease, but either party may suspend performance of the contract if there are credit issues with the other party.

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

The underlying properties are interests in developed properties located primarily in gas producing regions of Kansas, Oklahoma and Wyoming. The following is a summary of the approximate producing acreage of the underlying properties at December 31, 2020. Undeveloped acreage is not significant.

	Gross	Net
Hugoton Area	202,374	190,311
Anadarko Basin	157,821	122,533
Green River Basin	32,233	25,570

Total	392,428	338,414

The following is a summary of the producing wells on the underlying properties as of December 31, 2020:

	Operated Wells		Non-operated Wells		Total(a)
	Gross	Net	Gross	Net	Gross	Net
Gas	1,002.0	895.4	218.0	48.0	1,220.0	943.4
Oil	39.0	35.1	9.0	1.2	48.0	36.3

Total	1,041.0	930.5	227.0	49.2	1,268.0	979.7

(a)

During 2020, 2019 and 2018 there were no exploratory or dry wells drilled on the underlying properties. There were 1 gross (0.13 net), 7 gross (3.16 net) and 2 gross (0.11 net) developmental wells drilled in 2020, 2019 and 2018, respectively.

Estimated Proved Reserves and Future Net Cash Flows

The following are proved reserves of the underlying properties, as estimated by independent engineers, and proved reserves and future net cash flows from proved reserves of the net profits interests, based on an allocation of these reserves, at December 31, 2020:

	Underlying Properties		Net Profits Interests
	Proved Reserves(a)		Proved Reserves(a)(b)		Future Net Cash Flows from Proved Reserves(a)(c)
	Gas	Oil	Gas	Oil
	(Mcf)	(Bbls)	(Mcf)	(Bbls)	Undiscounted	Discounted
(in thousands)
Oklahoma	35,804	1,015	–	–	$–	$–
Wyoming	14,500	22	–	–	–	–
Kansas	1,302	50	–	–	–	–

TOTAL	51,606	1,087	–	–	$–	$–

(a)	Based on 12-month average oil price of $36.41 per Bbl and $1.34 per Mcf for gas, based on the first-day-of-the-month price for each month in the period.

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

(c)	Before income taxes, since future net cash flows are not subject to taxation at the trust level. Future net cash flows are discounted at an annual rate of 10%.

Proved reserves at December 31, 2020 consist of the following:

	Underlying Properties		Net Profits Interests
	Proved Reserves		Proved Reserves
	Gas	Oil	Gas	Oil
	(Mcf)	(Bbls)	(Mcf)	(Bbls)
(in thousands)
Proved developed producing reserves	51,385	1,087	–	–
Proved undeveloped reserves	–	–	–	–
Proved developed non-producing reserves	221	–	–	–

Total proved reserves	51,606	1,087	–	–

The process of estimating oil and gas reserves is complex and requires significant judgment as discussed in Item 1A. Risk Factors, and is performed by XTO Energy. As a result, XTO Energy has developed internal policies and controls for estimating and recording reserves. XTO Energy’s policies regarding booking reserves require proved reserves to be in compliance with the SEC definitions and guidance. XTO Energy’s policies assign responsibilities for compliance in reserves bookings to its reserve engineering group and require that reserve estimates be made by qualified reserves estimators, as defined by the Society of Petroleum Engineers’ standards. All qualified reserves estimators are required to receive education covering the fundamentals of SEC proved reserves assignments.

The XTO Energy reserve engineering group reviews reserve estimates with third-party petroleum consultants, Miller and Lents, Ltd., independent petroleum engineers. Miller and Lents, Ltd. estimated oil and gas reserves attributable to the underlying properties as of December 31, 2020, 2019, 2018 and 2017. Miller and Lents’ primary technical person responsible for calculating the Trust’s reserves has more than ten years of experience as a reserve engineer. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for each of the two years ended December 31 were as follows:

	2020	2019
Production
Underlying Properties
Gas – Sales (Mcf)	11,372,815	11,112,535
Average per day (Mcf)	31,073	30,445
Oil – Sales (Bbls)	316,978	302,040
Average per day (Bbls)	866	828
Net Profits Interests
Gas – Sales (Mcf)	–	109,541
Average per day (Mcf)	–	300
Oil – Sales (Bbls)	–	249
Average per day (Bbls)	–	1

Average Sales Price
Gas (per Mcf)	$ 2.15	$ 2.95
Oil (per Bbl)	$41.12	$ 53.60

Average Production
Cost per BOE	$12.97	$ 15.13

Oil and gas production by conveyance attributable to the underlying properties for each of the two years ended December 31 were as follows:

	Underlying Gas Production (Mcf)
Conveyance	2020	2019
Kansas	808,264	868,947
Oklahoma	7,154,714	6,572,242
Wyoming	3,409,837	3,671,346

Total	11,372,815	11,112,535

	Underlying Oil Production (Bbls)
Conveyance	2020	2019
Kansas	4,353	6,102
Oklahoma	305,178	288,662
Wyoming	7,447	7,276

Total	316,978	302,040

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

Because the Trust is a grantor trust for federal tax purposes, each unitholder is taxed directly on his proportionate share of income, deductions and credits of the Trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust. The income of the Trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. During 2020, the Trust incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

The net profits interests constitute “economic interests” in oil and gas properties for federal tax purposes. Each unitholder is entitled to amortize the cost of the units through cost depletion over the life of the net profits interests or, if greater, through percentage depletion equal to 15% of gross income, limited to 100% of the net income from such net profits interest. Unlike cost depletion, percentage depletion is not limited to a unitholder’s depletable tax basis in the units. Rather, a unitholder is entitled to a percentage depletion deduction as long as the applicable underlying properties generate gross income. Unitholders should compute both percentage depletion and cost depletion from each property and claim the larger amount as a deduction on their income tax returns.

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

Individuals may also incur expenses in connection with the acquisition or maintenance of Trust units. For tax years beginning before January 1, 2018 and after December 31, 2025, these expenses, which are different from a unitholder’s share of the Trust’s administrative expenses discussed above, may be deductible as “miscellaneous itemized deductions” only to the extent that such expenses exceed 2 percent of the individual’s adjusted gross income. Under the TCJA, for tax years beginning after December 31, 2017 and before January 1, 2026, miscellaneous itemized deductions are not allowed.

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

The Treasury Department issued guidance providing that the FATCA withholding rules described above generally will apply to qualifying payments made after June 30, 2014. Foreign unitholders are encouraged to consult their own tax advisor regarding the possible implications of these withholding provisions on their investment in Trust units.

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

Unitholders should consult their tax advisor regarding trust tax compliance matters.

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

Kansas also taxes the income of nonresidents from property located within the state. However, the Trust will not file a Kansas income tax return for the 2020 tax year because the Trust had no revenues, income or deductions in 2020 attributable to properties located in Kansas. The Trust did not file a return with Kansas for the 2019 and 2018 tax years for the same reason.

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

Item 3. Legal Proceedings

As previously disclosed, XTO Energy advised the Trustee that it reached a settlement with the plaintiffs in the Chieftain class action royalty case. On July 27, 2018, the final plan of allocation was approved by the court. Based on the final plan of allocation, XTO Energy advised the Trustee that it believes approximately $24.3 million in additional production costs should be allocated to the Trust. On May 2, 2018, the Trustee submitted a demand for arbitration seeking a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Trust’s payments now or in the future as a result of the Chieftain litigation. The Trust and XTO Energy conducted the interim hearing on the claims related to the Chieftain settlement on October 12-13, 2020. In the arbitration, the Trustee contended that the approximately $24.3 million allocation related to the Chieftain settlement was not a production cost and, therefore, there should not be a related adjustment to the Trust’s share of net proceeds. However, XTO Energy contended that the approximately $24.3 million was a production cost and should reduce the Trust’s share of net proceeds.

On January 20, 2021, the arbitration panel issued its Corrected Interim Final Award (i) “reject[ing] the Trust’s contention that XTO has no right under the Conveyance to charge the Trust with amounts XTO paid under section 1.18(a)(i) as royalty obligations to settle the Chieftain litigation” and (ii) stating “[t]he next phase will determine how much of the Chieftain settlement can be so charged, if any of it can be, in the exercise of the right found by the Panel.” The parties are continuing to review the Corrected Interim Final Award and on March 26, 2021, XTO Energy submitted its brief to the Panel regarding the amount of the Chieftain settlement, if any, that may be charged to the Trust. The Trustee has until April 23, 2021 to submit a response brief and XTO Energy will have until May 7, 2021 to submit a reply brief to the Panel regarding the amount of the Chieftain settlement, if any, that may be charged to the Trust.

The Oklahoma conveyance is already currently subject to excess costs that will need to be recovered prior to any distribution to unitholders. Therefore, if the arbitration panel determines that the approximately $24.3 million can be charged to the Trust (as XTO Energy contends), the reduction in the Trust’s share of net proceeds would result in additional excess costs under the Oklahoma conveyance that would likely result in no distributions under the Oklahoma conveyance for several additional years while these additional excess costs are recovered.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Units of the Trust, Related Unitholder Matters and Trust Purchases of Units

Units of Beneficial Interest

The units of beneficial interest in the Trust began trading on the New York Stock Exchange on April 9, 1999 under the symbol “HGT.” On August 27, 2018, the Trust units were delisted from the NYSE and began to be quoted on the OTCQX, which is maintained by the OTC Market Group Inc., under the symbol “HGTXU.” The Trust transitioned from the OTCQX to the OTCQB on May 19, 2020. Any quotations on the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

At March 5, 2021, there were 40,000,000 units outstanding and approximately 572 unitholders of record; 39,785,624 of these units were held by depository institutions.

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

Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Calculation of Net Profits Income

The following is a summary of the calculation of net profits income received by the Trust:

	Year Ended December 31 (a)		Three Months Ended December 31 (a)
	2020	2019	2020	2019
Sales Volumes
Gas (Mcf) (b)
Underlying properties	11,372,815	11,112,535	2,893,066	2,969,373
Average per day	31,073	30,445	31,446	32,276
Net profits interests	—	109,541	—	—
Oil (Bbls) (b)
Underlying properties	316,978	302,040	64,808	145,683
Average per day	866	828	704	1,584
Net profits interests	—	249	—	—
Average Sales Prices
Gas (per Mcf)	$2.15	$2.95	$2.30	$2.21
Oil (per Bbl)	$41.12	$53.60	$38.40	$53.39
Revenues
Gas sales	$24,396,826	$32,762,489	$6,664,085	$6,555,147
Oil sales	13,034,661	16,189,356	2,488,611	7,777,550

Total Revenues	37,431,487	48,951,845	9,152,696	14,332,697

Costs
Taxes, transportation and other	9,353,562	10,208,162	2,428,829	2,725,253
Production expense	16,491,918	21,041,901	4,673,294	6,121,091
Development costs (c)	1,030,577	18,051,637	337,144	1,319,473
Overhead	12,211,615	11,549,455	2,875,246	3,289,159
Excess costs (d)	(1,656,185)	(12,361,133)	(1,161,817)	877,721

Total Costs	37,431,487	48,490,022	9,152,696	14,332,697

Net Proceeds	—	461,823	—	—
Net Profits Percentage	80%	80%	80%	80%

Net Profits Income	$—	$369,458	$—	$—

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

(c)	See Note 5 to Financial Statements under Item 8. Financial Statements and Supplementary Data.
(d)	See Note 4 to Financial Statements under Item 8. Financial Statements and Supplementary Data.

Results of Operations

Years Ended December 31, 2020 and 2019

Net profits income for 2020 was $0, as compared with $369,458 for 2019. The 100% decrease in net profits income from 2019 to 2020 was primarily the result of lower oil and gas prices ($10.1 million), net excess costs activity ($8.6 million), and increased overhead ($0.5 million), partially offset by decreased development costs ($13.6 million), decreased production expenses ($3.6 million), increased oil and gas production ($0.9 million), and decreased taxes, transportation and other costs ($0.7 million).

Trust administration expense was $890,855 in 2020 as compared to $913,398 in 2019. In addition to Simmons Bank funding $282,369 towards payment of Trust expenses, the remaining cash reserve balance as of January 1, 2020 of $605,646 was utilized for the payment of Trust expenses. Interest income was $2,840 in 2020 and $21,429 in 2019. Changes in interest income are attributable to fluctuations in net profits income, cash reserve and interest rates. Distributable income was $0 or $0.000000 per unit in 2020 and $0 or $0.000000 per unit in 2019.

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

1.	oil and gas sales volumes;
2.	oil and gas sales prices; and
3.	costs deducted in the calculation of net profits income.

Volumes

Gas.    Underlying gas sales volumes increased 2% from 2019 to 2020 primarily due to higher gas sales from new wells in Major County, Oklahoma, and timing of cash receipts, partially offset by natural production decline.

Oil.    Underlying oil sales volumes increased 5% from 2019 to 2020 primarily due to higher oil sales from new wells in Major County, Oklahoma, and timing of cash receipts, partially offset by natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Prices

Gas.    The 2020 average gas price was $2.15 per Mcf, down 27% from the 2019 average gas price of $2.95 per Mcf. Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and export levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The average NYMEX price for November 2020 through January 2021 was $2.79 per MMBtu. At March 15, 2021, the average NYMEX gas price for the following 12 months was $2.72 per MMBtu.

Oil.    The average oil price for 2020 was $41.12 per Bbl, down 23% from the average oil price for 2019 of $53.60 per Bbl. Oil prices are expected to remain volatile. The average NYMEX price for November 2020 through January 2021 was $46.77 per Bbl. At March 15, 2021, the average NYMEX oil price for the following 12 months was $62.80 per Bbl.

Beginning in March 2020 and continuing into the fourth quarter of 2020, numerous events have continued to have a downward impact on sales prices of products produced from the underlying properties. The COVID-19 pandemic and the government responses to this pandemic have significantly decreased the demand for oil and gas. It is not clear at the present time when or whether pandemic restrictions will lift or when government policies may change. Additionally, market factors, including abundant supplies, have also negatively impacted prices. Even when demand returns, it could take time for these accumulated supplies to decrease and a new market equilibrium, which may be lower than the pre-pandemic equilibrium, to emerge.

Costs

The calculation of net profits income includes deductions for production expense, development costs and overhead since the related underlying properties are working interests.

Taxes, transportation and other.    Taxes, transportation and other costs generally fluctuate with changes in total revenues. Taxes, transportation and other costs decreased 8% from 2019 to 2020 primarily because of decreased production taxes due to lower revenues and decreased property taxes due to timing of charges, partially offset by increased gas deductions including amounts related to certain adjustments previously included in gas sales revenue that are now recorded in this line item.

Production expense.    Production expense decreased 22% from 2019 to 2020 primarily because of decreased repairs and maintenance, credits received for material transfers, and decreased labor, partially offset by increased plug and abandonment expense.

Development costs.    Development costs charged to the Trust decreased 94% from 2019 to 2020 primarily due to the decrease in the development budget for the drilling of four horizontal wells in Major County, Oklahoma. The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. Actual development costs for properties underlying the Kansas and Wyoming net profits interests were charged to the Trust as incurred during 2019 and 2020. Actual development costs for the properties underlying the Oklahoma net profits interests were charged to the Trust as incurred once the accrual was fully depleted as of the July 2019 distribution. Changes in oil or natural gas prices could impact future development plans on the underlying properties. XTO Energy has advised the Trustee that this monthly deduction will continue to be evaluated and revised as necessary. For further information on development costs, see Note 5 to Financial Statements under Item 8. Financial Statements and Supplementary Data.

Overhead.    Overhead is charged by XTO Energy and other operators for administrative expenses incurred to support operations of the underlying properties. Overhead fluctuates based on changes in the active well count and drilling activity on the underlying properties, as well as an annual cost level adjustment.

Excess costs.    If monthly costs exceed revenues for any conveyance, these excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from another conveyance. Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of December 31, 2020 totaled $34.0 million ($27.2 million net to the Trust), including accrued interest of $2.1 million ($1.7 million net to the Trust). For further information on excess costs, including the balance and accrued interest by conveyance, see Note 4 to Financial Statements under Item 8. Financial Statements and Supplementary Data.

Fourth Quarter 2020 and 2019

During fourth quarter 2020 the Trust received net profits income totaling $0 compared with fourth quarter 2019 net profits income of $0 primarily due to net excess costs activity ($1.6 million), decreased production expenses ($1.2 million), decreased development costs ($0.8 million), decreased overhead ($0.3 million), decreased taxes, transportation and other costs ($0.2 million), and higher gas prices ($0.2 million), partially offset by decreased oil and gas production ($2.6 million), and lower oil prices ($1.7 million).

After adding interest income of $11, deducting administration expense of $301,131, utilizing the remaining cash reserve balance as of October 1, 2020 of $18,751 in addition to cash funded by Simmons Bank for the payment of Trust expenses, distributable income for fourth quarter 2020 was $0 or $0.000000 per unit. Distributable income for fourth quarter 2019 was $0 or $0.000000 per unit.

Distributions to unitholders for the quarter ended December 31, 2020 were:

Record Date	Payment Date	Per Unit
October 30, 2020	November 16, 2020	$0.000000
November 30, 2020	December 14, 2020	0.000000
December 31, 2020	January 15, 2021	0.000000

		$0.000000

Volumes

Fourth quarter underlying gas and oil sales volumes decreased 3% and 56%, respectively, primarily due to natural production decline and lower sales from new wells in Major County, Oklahoma, partially offset by timing of cash receipts.

Prices

The average fourth quarter 2020 gas price was $2.30 per Mcf, up 4% from the fourth quarter 2019 average price of $2.21 per Mcf. The average fourth quarter 2020 oil price was $38.40 per Bbl, down 28% from the fourth quarter 2019 average price of $53.39 per Bbl. For further information about product prices, see “Years Ended December 31, 2020 and 2019 – Prices” above.

Costs

Taxes, transportation and other. Taxes, transportation and other costs decreased 11% for the fourth quarter primarily because of decreased production taxes due to lower revenues and decreased property taxes due to timing of charges, partially offset by increased gas deductions.

Production expense. Fourth quarter production expense decreased 24% primarily because of decreased repairs and maintenance and labor, partially offset by increased plug and abandonment expense.

Development costs. Development costs decreased 13% for the fourth quarter primarily due to the decrease in development costs for the drilling of four horizontal wells in Major County, Oklahoma. Actual development costs for properties underlying the Kansas, Oklahoma and Wyoming net profits interests were charged to the Trust as incurred during fourth quarter 2020 and 2019. For further information on development costs, see Note 5 to Financial Statements under Item 8. Financial Statements and Supplementary Data.

Overhead. Overhead is charged by XTO Energy and other operators for administrative expenses incurred to support operations of the underlying properties. Overhead fluctuates based on changes in the active well count and drilling activity on the underlying properties, as well as an annual cost level adjustment.

Excess costs. If monthly costs exceed revenues for any conveyance, these excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from another conveyance. For information on excess costs, including the excess cost balance and accrued interest by conveyance, see Note 4 to Financial Statements under Item 8. Financial Statements and Supplementary Data.

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

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on a going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. Increases in excess costs for the Kansas, Oklahoma and Wyoming conveyances have resulted in insufficient net proceeds to the Trust and a reduction in the Trust’s expense reserve to zero. These conditions raise substantial doubt about the Trust’s ability to continue as a going concern as the Trust may not have, based on the current estimated administrative expenses, sufficient cash to meet its obligations during the one year period after the date the financial statements are issued. Factors attributable to the potential cash shortage are primarily the previously disclosed increase in development costs to drill four horizontal wells in Major County, Oklahoma (actual costs incurred through fourth quarter 2020 are $28.1 million net to the Trust) which have created an excess cost position on the Oklahoma conveyance. Cash flows from these new wells have generated recoveries of excess costs in spite of losses from the other wells underlying the Oklahoma conveyance until the second quarter 2020 when they were no longer able to cover losses from the other wells resulting in an increase in excess costs. Additionally, excess cost positions on the Kansas and Wyoming conveyances have resulted in no net proceeds to the Trust from the Kansas conveyance for all of 2019 and 2020 and no net proceeds to the Trust from the Wyoming conveyance for all of 2019 and 2020, with the exception of the March 2019 through May 2019 distributions. The Trustee has prepared a preliminary budget estimating the administrative expenses for the year ending December 31, 2021 and the three months ending March 31, 2022 which assumes no cash inflow from either net profits income or from other sources. Following depletion of the expense reserve in October 2020, the Trustee has sought financing to pay the Trust obligations during the one year period after the date the financial statements are issued; however, to date such financing has not become available. The Trustee is reviewing the Trust’s alternatives to continuing as a going concern, which may include a sale of the Trust’s assets and/or termination of the Trust. The Trustee has engaged a third party to market the Trust’s assets. Although the Trustee has decided to market the sale of the Trust’s assets, there is no assurance that the Trustee and any prospective buyer will agree to terms of sale, or that a sale can be completed under the indenture, or if a sale is completed under the indenture, that there will be any funds available for distribution to unitholders. Any material sale of assets and/or termination of the Trust requires unitholder approval by at least 80% of all outstanding units. While such review is ongoing, Simmons Bank, as Trustee, is currently paying the expenses for the Trust, subject to its rights to be indemnified and reimbursed pursuant to the terms of the Trust indenture. However, there is nothing in the Trust indenture that requires Simmons Bank to pay the expenses for the Trust. Any funds that Simmons Bank, as Trustee, utilizes to pay expenses of the Trust must be repaid in full (including from proceeds received from a sale of the Trust’s assets, if any) before distributions to unitholders could be made. There can be no assurances that a sale of the Trust’s assets, if any, will produce net proceeds sufficient to allow distributions to the unitholders and if such proceeds are available, there is no assurance when any distribution will be made. The Trust’s financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On April 1, 2020, XTO Energy Inc. made an unsolicited offer to acquire the outstanding units of beneficial interest of the Trust for a price of $0.20 per unit. The Trustee filed its Solicitation/Recommendation Statement on April 14, 2020 taking no position. The original offer was scheduled to expire on April 28, 2020. XTO Energy extended the offering period until May 12, 2020 and again to May 26, 2020, at which time it expired. Tendered units were returned to the unitholders due to an insufficient number of units tendered. On July 9, 2020, the Trustee notified XTO Energy of the Trustee’s claim to indemnification to the Trust Estate for all liability, expense, claims, damages or loss incurred by the Trustee in connection with the administration of the Trust. The Trustee stated it anticipates seeking reimbursement from XTO Energy upon depletion of the Trust’s cash reserve. XTO Energy has responded that any indemnity claim to XTO Energy is premature before the Trust Estate is exhausted.

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

Related Party Transactions

XTO Energy operates approximately 95% of the underlying properties. In computing net proceeds, XTO Energy deducts an overhead charge for reimbursement of administrative expenses on the underlying properties it operates. As of December 31, 2020, the monthly overhead charge, based on the number of operated wells, was approximately $951,000 ($761,000 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index as defined in the Trust Indenture.

Certain of XTO Energy’s wholly-owned subsidiaries purchase natural gas and provide services for the properties operated by XTO Energy. In the Hugoton area, Timberland provides gathering from the wellhead to DCP’s gathering system for approximately $0.75 per Mcf. A portion of the gas production in Major County, Oklahoma is sold to Ringwood Gathering Company (“RGC”) for a price based upon third party sales. RGC retains approximately $0.31 per Mcf as a compression and gathering fee. For further information regarding natural gas sales from the underlying properties to affiliates of XTO Energy, see Significant Properties, under Item 2. Properties.

Total gas sales from the underlying properties to XTO Energy’s wholly-owned subsidiaries were $1.9 million for 2020, or 8% of total gas sales, $1.8 million for 2019, or 5% of total gas sales.

On June 25, 2010, XTO Energy became a wholly-owned subsidiary of Exxon Mobil Corporation.

Simmons Bank, as Trustee of Hugoton Royalty Trust, is currently funding the expenses for the Trust, subject to its rights to be indemnified and reimbursed pursuant to the terms of the Trust indenture. This includes reimbursement from proceeds received from a sale of the Trust’s assets, if any. Amount funded as of December 31, 2020 is $282,369 as reflected in Item 8. Financial Statements and Supplementary Data. Under the Trust indenture, the Trustee is entitled to an annual administrative fee for services performed which was $76,012 in 2020. See Item 11. Executive Compensation, for further information on the remuneration received by the Trustee.

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

This comprehensive basis of accounting other than U.S. GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. For further information regarding the Trust’s basis of accounting, see Note 2 to Financial Statements under Item 8. Financial Statements and Supplementary Data.

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

The standardized measure of discounted future net cash flows and changes in such cash flows, as reported in Note 9 to Financial Statements under Item 8. Financial Statements and Supplementary Data, is prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission. Such assumptions include using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, and year end costs for estimated future development and production expenditures, including recovery of cumulative excess costs remaining at year end. Discounted future net cash flows are calculated using a 10% rate. Changes in any of these assumptions, including consideration of other factors, could have a significant impact on the standardized measure. Accordingly, the standardized measure does not represent XTO Energy’s or the Trustee’s estimated current market value of proved reserves.

Forward-Looking Statements

Certain information included in this annual report and other materials filed, or to be filed, by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the Trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, potential asset sales or termination of the Trust, reserve-to-production ratios, future production, development activities and associated operating expenses, future development plans by area, increased density drilling, maintenance projects, development, production, regulatory and other costs, oil and gas prices and expectations for future demand, pricing differentials, proved reserves, future net cash flows, production levels, expense reserve budgets, availability of financing, arbitration, litigation, political and regulatory matters, such as tax and environmental policy, climate policy, trade barriers, sanctions, and competition. Such forward-looking statements are based on XTO Energy’s and the Trustee’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “projects,” “anticipates,” “predicts,” “believes,” “goals,” “estimates,” “should,” “could,” “would,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual financial and operational results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. Some of the risk factors that could cause actual results to differ materially are explained in Item 1A. Risk Factors.

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

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust and Simmons Bank, as Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of Hugoton Royalty Trust (the “Trust”) as of December 31, 2020 and 2019, and the related statements of distributable income and of changes in trust corpus for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of December 31, 2020 and 2019, and its distributable income and its changes in trust corpus for the years then ended in conformity with the modified cash basis of accounting described in Note 2.

Substantial Doubt About the Trust’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As discussed in Note 2 to the financial statements, increases in excess costs have resulted in insufficient net proceeds available to the Trust and have resulted in the depletion of the expense reserve available to the Trust for the payment of its obligations that raise substantial doubt about its ability to continue as a going concern. The Trustee’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Basis of Accounting

As described in Note 2, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. We determined there are no critical audit matters.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 31, 2021

We have served as the Trust’s auditor since 2011.

HUGOTON ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31
	2020	2019
Assets
Cash and short-term investments	$—	$605,646
Net profits interests in oil and gas properties – net (Notes 1 and 2)	—	—

	$—	$605,646

Liabilities and Trust Corpus
Distribution payable to unitholders	$—	$—
Accounts payable Simmons Bank (a)	282,369	—
Expense reserve (b)	—	605,646
Trust corpus (40,000,000 units of beneficial interest authorized and outstanding) (a)	(282,369)	—

	$—	$605,646

(a)

Simmons Bank, as Trustee of the Hugoton Royalty Trust, is currently paying the expenses for the Trust, subject to its rights to be indemnified and reimbursed pursuant to the terms of the Trust indenture. This includes reimbursement from proceeds received from a sale of the Trust’s assets, if any.

(b)	The expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income.

STATEMENTS OF DISTRIBUTABLE INCOME

	Year Ended December 31
	2020	2019
Net profits income	$—	$369,458
Interest income	2,840	21,429

Total income	2,840	390,887
Administration expense	890,855	913,398
Cash reserves withheld (used) for Trust expenses	(605,646)	(522,511)
Cash funded by Simmons Bank for Trust expenses	(282,369)	—

Distributable income	$—	$—

Distributable income per unit (40,000,000 units)	$0.000000	$0.000000

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year Ended December 31
	2020	2019
Trust corpus, beginning of year	$—	$15,816,990
Amortization of net profits interests	—	(135,457)
Impairment of net profits interests	—	(15,681,533)
Distributable income	—	—
Distributions declared	—	—
Cash funded by Simmons Bank for Trust expenses	(282,369)	—

Trust corpus, end of year	$(282,369)	$—

See accompanying notes to financial statements.

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS

1. Trust Organization and Provisions

Hugoton Royalty Trust (the “Trust”) was created on December 1, 1998 by XTO Energy Inc. (formerly known as “Cross Timbers Oil Company” and, hereafter, “XTO Energy”). Effective on that date, XTO Energy conveyed 80% net profits interests in certain predominantly gas-producing working interest properties in Kansas, Oklahoma and Wyoming to the Trust under separate conveyances for each of the three states. In exchange for the conveyances of the net profits interests to the Trust, XTO Energy received 40 million units of beneficial interest in the Trust. The Trust’s initial public offering was in April 1999. The majority of the underlying working interest properties are currently owned and operated by XTO Energy (Note 7).

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

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS—(Continued)

Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $174,078,891 as of September 30, 2019, when the NPI was written down to its fair value of zero.

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on a going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. Increases in excess costs for the Kansas, Oklahoma and Wyoming conveyances have resulted in insufficient net proceeds to the Trust and a reduction in the Trust’s expense reserve to zero. These conditions raise substantial doubt about the Trust’s ability to continue as a going concern as the Trust may not have, based on the current estimated administrative expenses, sufficient cash to meet its obligations during the one year period after the date the financial statements are issued. Factors attributable to the potential cash shortage are primarily the previously disclosed increase in development costs to drill four horizontal wells in Major County, Oklahoma (actual costs incurred through fourth quarter 2020 are $28.1 million net to the Trust) which have created an excess cost position on the Oklahoma conveyance. Cash flows from these new wells have generated recoveries of excess costs in spite of losses from the other wells underlying the Oklahoma conveyance until the second quarter 2020 when they were no longer able to cover losses from the other wells resulting in an increase in excess costs. Additionally, excess cost positions on the Kansas and Wyoming conveyances have resulted in no net proceeds to the Trust from the Kansas conveyance for all of 2019 and 2020 and no net proceeds to the Trust from the Wyoming conveyance for all of 2019 and 2020, with the exception of the March 2019 through May 2019 distributions. The Trustee has prepared a preliminary budget estimating the administrative expenses for the year ending December 31, 2021 and the three months ending March 31, 2022 which assumes no cash inflow from either net profits income or from other sources. Following depletion of the expense reserve in October 2020, the Trustee has sought financing to pay the Trust obligations during the one year period after the date the financial statements are issued; however, to date such financing has not become available. The Trustee is reviewing the Trust’s alternatives to continuing as a going concern, which may include a sale of the Trust’s assets and/or termination of the Trust. The Trustee has engaged a third party to market the Trust’s assets. Although the Trustee has decided to market the sale of the Trust’s assets, there is no assurance that the Trustee and any prospective buyer will agree to terms of sale, or that a sale can be completed under the indenture, or if a sale is completed under the indenture, that there will be any funds available for distribution to unitholders. Any material sale of assets and/or termination of the Trust requires unitholder approval by at least 80% of all outstanding units. While such review is ongoing, Simmons Bank, as Trustee, is currently paying the expenses for the Trust, subject to its rights to be indemnified and reimbursed pursuant to the terms of the Trust indenture. However, there is nothing in the Trust indenture that requires Simmons Bank to pay the expenses for the Trust. Any funds that Simmons Bank, as Trustee, utilizes to pay expenses of the Trust must be repaid in full (including from proceeds received from a sale of the Trust’s assets, if any) before distributions to unitholders could be made. There can be no assurances that a sale of the Trust’s assets, if any, will produce net proceeds sufficient to allow distributions to the unitholders and if such proceeds are available, there is no assurance when any distribution will be made. The Trust’s financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On April 1, 2020, XTO Energy Inc. made an unsolicited offer to acquire the outstanding units of beneficial interest of the Trust for a price of $0.20 per unit. The Trustee filed its Solicitation/Recommendation Statement on April 14, 2020 taking no position. The original offer was scheduled to expire on April 28, 2020. XTO Energy extended the offering period until May 12, 2020 and again to May 26, 2020, at which time it expired. Tendered units were returned to the unitholders due to an insufficient number of units tendered. On July 9, 2020, the Trustee notified XTO Energy of the Trustee’s claim to indemnification to the Trust Estate for all liability, expense, claims, damages

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS—(Continued)

or loss incurred by the Trustee in connection with the administration of the Trust. The Trustee stated it anticipates seeking reimbursement from XTO Energy upon depletion of the Trust’s cash reserve. XTO Energy has responded that any indemnity claim to XTO Energy is premature before the Trust Estate is exhausted.

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

The following summarizes excess costs activity, cumulative excess costs balance and accrued interest to be recovered by conveyance as calculated by XTO Energy:

	Underlying
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/19	$1,795,487	$25,210,563	$3,189,747	$30,195,797
Net excess costs (recovery) for the quarter ended 3/31/20	358,280	(3,631,900)	(241,451)	(3,515,071)
Net excess costs (recovery) for the quarter ended 6/30/20	339,214	1,372,288	828,881	2,540,383
Net excess costs (recovery) for the quarter ended 9/30/20	389,514	637,078	442,464	1,469,056
Net excess costs (recovery) for the quarter ended 12/31/20	121,918	345,519	694,380	1,161,817

Cumulative excess costs remaining at 12/31/20	3,004,413	23,933,548	4,914,021	31,851,982
Accrued interest at 12/31/20	326,644	1,653,889	163,840	2,144,373

Total remaining to be recovered at 12/31/20	$3,331,057	$25,587,437	$5,077,861	$33,996,355

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS—(Continued)

	NPI
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/19	$1,436,389	$20,168,450	$2,551,798	$24,156,637
Net excess costs (recovery) for the quarter ended 3/31/20	286,624	(2,905,520)	(193,161)	(2,812,057)
Net excess costs (recovery) for the quarter ended 6/30/20	271,371	1,097,831	663,104	2,032,306
Net excess costs (recovery) for the quarter ended 9/30/20	311,611	509,662	353,971	1,175,244
Net excess costs (recovery) for the quarter ended 12/31/20	97,535	276,415	555,505	929,455

Cumulative excess costs remaining at 12/31/20	2,403,530	19,146,838	3,931,217	25,481,585
Accrued interest at 12/31/20	261,316	1,323,111	131,072	1,715,499

Total remaining to be recovered at 12/31/20	$2,664,846	$20,469,949	$4,062,289	$27,197,084

For the year ended December 31, 2020, excess costs on properties underlying the Kansas net profits interests increased by $1,208,926 ($967,141 net to the Trust). This includes excess costs of $121,918 ($97,535 net to the Trust) for the quarter ended December 31, 2020.

For the year ended December 31, 2020, excess costs recovered on properties underlying the Oklahoma net profits interests were $1,277,015 ($1,021,612 net to the Trust). This includes excess costs of $345,519 ($276,415 net to the Trust) for the quarter ended December 31, 2020.

For the year ended December 31, 2020, excess costs on properties underlying the Wyoming net profits interests increased by $1,724,274 ($1,379,419 net to the Trust). This includes excess costs of $694,380 ($555,505 net to the Trust) for the quarter ended December 31, 2020.

Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of December 31, 2020 totaled $34.0 million ($27.2 million net to the Trust), including accrued interest of $2.1 million ($1.7 million net to the Trust).

5. Development Costs

The following summarizes actual development costs, development costs deducted in the calculation of net profits income, and the cumulative actual costs compared to the amount deducted for the underlying properties:

	Year Ended December 31
	2020	2019
Cumulative actual costs under (over) the amount deducted – beginning of period	$—	$13,913,191
Actual costs	(1,030,577)	(31,966,848)
Budgeted / actual costs deducted	1,030,577	18,053,657

Cumulative actual costs under (over) the amount deducted – end of period	$—	$—

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS—(Continued)

The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. XTO Energy has advised the Trustee that actual development costs for properties underlying the Kansas and Wyoming net profits interests were charged to the Trust as incurred during 2019 and 2020. XTO Energy has advised the Trustee that actual development costs for the properties underlying the Oklahoma net profits interests were charged to the Trust as incurred once the accrual was fully depleted as of the July 2019 distribution. XTO Energy has advised the Trustee that 2021 budgeted development costs for the underlying properties could be up to $1 million. The 2021 budget year generally coincides with the Trust distribution months from April 2021 through March 2022. Changes in oil or natural gas prices could impact future development plans on the underlying properties. XTO Energy has advised the Trustee that this monthly deduction will continue to be evaluated and revised as necessary.

For further information on 2021 budgeted development costs, see Item 2. Properties.

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

All revenues from the Trust are from sources within Kansas, Oklahoma or Wyoming. Because it distributes all of its net income to unitholders, the Trust has not been taxed at the trust level in Kansas or Oklahoma. While the Trust has not owed tax, the Trustee is generally required to file Kansas and Oklahoma income tax returns reflecting the income and deductions of the Trust attributable to properties located in each state, along with a schedule that includes information regarding distributions to unitholders. However, the Trust will not file a Kansas return for the 2020 tax year because the Trust had no revenues, income or deductions in 2020 attributable to properties located in Kansas. The Trust did not file a Kansas income tax return for the 2019 and 2018 tax years for the same reason.

Wyoming does not impose a state income tax.

The Trust could potentially be required to bear a portion of the legal settlement costs arising from the Chieftain settlement. For information on contingencies, including the Chieftain class action, see Note 8 to Financial Statements. In the event that the Trust is determined to be responsible for such costs, XTO Energy will deduct the costs in its calculation of the net profits income payable to the Trust from the applicable net profits interests. Thus, for unitholders, the portion of legal settlement costs for which the Trust is determined to be responsible will be reflected through a reduction in net profits income received from the Trust and thus in a reduction in the gross royalty income reported by and taxable to the unitholders. In the event that the Trustee objects to such claimed reductions, the Trustee may also incur legal fees in representing the Trust’s interests. For unitholders, such costs would be reflected through an increase in the Trust’s administrative expenses, which would be deductible by unitholders in determining the net royalty income from the Trust.

Each unitholder should consult his or her own tax advisor regarding income tax requirements, if any, applicable to such person’s ownership of Trust units.

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS—(Continued)

7. Related Party Transactions

XTO Energy operates approximately 95% of the underlying properties. In computing net proceeds, XTO Energy deducts an overhead charge for reimbursement of administrative expenses on the underlying properties it operates. As of December 31, 2020, the monthly overhead charge, based on the number of operated wells, was approximately $951,000 ($761,000 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index as defined in the Trust Indenture.

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

Total gas sales from the underlying properties to XTO Energy’s wholly-owned subsidiaries were $1.9 million for 2020, or 8% of total gas sales, $1.8 million for 2019, or 5% of total gas sales.

On June 25, 2010, XTO Energy became a wholly-owned subsidiary of Exxon Mobil Corporation.

Simmons Bank, as Trustee of Hugoton Royalty Trust, is currently funding the expenses for the Trust, subject to its rights to be indemnified and reimbursed pursuant to the terms of the Trust indenture. This includes reimbursement from proceeds received from a sale of the Trust’s assets, if any. Amount funded as of December 31, 2020 is $282,369 as reflected in Item 8. Financial Statements and Supplementary Data. Under the Trust indenture, the Trustee is entitled to an annual administrative fee for services performed which was $76,012 in 2020. See Item 11. Executive Compensation, for further information on the remuneration received by the Trustee.

8. Contingencies

Litigation

Royalty Class Action and Arbitration

As previously disclosed, XTO Energy advised the Trustee that it reached a settlement with the plaintiffs in the Chieftain class action royalty case. On July 27, 2018, the final plan of allocation was approved by the court. Based on the final plan of allocation, XTO Energy advised the Trustee that it believes approximately $24.3 million in additional production costs should be allocated to the Trust. On May 2, 2018, the Trustee submitted a demand for arbitration seeking a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Trust’s payments now or in the future as a result of the Chieftain litigation. The Trust and XTO Energy conducted the interim hearing on the claims related to the Chieftain settlement on October 12-13, 2020. In the arbitration, the Trustee contended that the approximately $24.3 million allocation related to the Chieftain settlement was not a production cost and, therefore, there should not be a related adjustment to the Trust’s share of net proceeds. However, XTO Energy contended that the approximately $24.3 million was a production cost and should reduce the Trust’s share of net proceeds.

On January 20, 2021, the arbitration panel issued its Corrected Interim Final Award (i) “reject[ing] the Trust’s contention that XTO has no right under the Conveyance to charge the Trust with amounts XTO paid under section 1.18(a)(i) as royalty obligations to settle the Chieftain litigation” and (ii) stating “[t]he next phase will determine how much of the Chieftain settlement can be so charged, if any of it can be, in the exercise of the right found by the Panel.” The parties are continuing to review the Corrected Interim Final Award and on March 26, 2021, XTO

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS—(Continued)

Energy submitted its brief to the Panel regarding the amount of the Chieftain settlement, if any, that may be charged to the Trust. The Trustee has until April 23, 2021 to submit a response brief and XTO Energy will have until May 7, 2021 to submit a reply brief to the Panel regarding the amount of the Chieftain settlement, if any, that may be charged to the Trust.

The Oklahoma conveyance is already currently subject to excess costs that will need to be recovered prior to any distribution to unitholders. Therefore, if the arbitration panel determines that the approximately $24.3 million can be charged to the Trust (as XTO Energy contends), the reduction in the Trust’s share of net proceeds would result in additional excess costs under the Oklahoma conveyance that would likely result in no distributions under the Oklahoma conveyance for several additional years while these additional excess costs are recovered.

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

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The standardized measure does not represent XTO Energy’s or the Trustee’s estimate of future cash flows or the value of proved oil and gas reserves. Probable and possible reserves, which may become proved in the future, are excluded from the calculations. Furthermore, prices used to determine the standardized measure are influenced by supply and demand as affected by recent economic conditions as well as other factors and may not be the most representative in estimating future revenues or reserve data.

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

The average realized gas prices used to determine the standardized measure were $1.34 per Mcf in 2020, $1.88 per Mcf in 2019, $2.36 per Mcf in 2018 and $2.40 per Mcf in 2017. Oil prices used to determine the standardized measure were based on average realized oil prices of $36.41 per Bbl in 2020, $53.20 per Bbl in 2019, $63.30 per Bbl in 2018 and $47.91 per Bbl in 2017.

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

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS—(Continued)

Proved Reserves

	Underlying Properties		Net Profits Interests
(in thousands)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)

Balance, December 31, 2017	118,421	1,319	13,038	165
Extensions, additions and discoveries	9,388	674	2,513	180
Revisions of prior estimates	6,375	167	(2,313)	106
Production – sales volumes	(12,994)	(155)	(448)	(8)
Sales in place	—	—	—	—

Balance, December 31, 2018	121,190	2,005	12,790	443
Extensions, additions and discoveries	90	53	46	27
Revisions of prior estimates	(29,994)	(176)	(12,726)	(470)
Production – sales volumes	(11,113)	(302)	(110)	—
Sales in place	—	—	—	—

Balance, December 31, 2019	80,173	1,580	—	—
Extensions, additions and discoveries	115	9	13	1
Revisions of prior estimates	(17,309)	(185)	(13)	(1)
Production – sales volumes	(11,373)	(317)	—	—
Sales in place	—	—	—	—

Balance, December 31, 2020	51,606	1,087	—	—

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

Proved Developed Reserves

	Underlying Properties		Net Profits Interests
(in thousands)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)

December 31, 2017	117,667	1,319	12,844	165

December 31, 2018	111,234	1,339	7,979	121

December 31, 2019	79,204	1,580	—	—

December 31, 2020	51,606	1,087	—	—

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS—(Continued)

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	December 31
(in thousands)	2020	2019	2018
Underlying Properties
Future cash inflows	$108,957	$234,398	$413,046
Future costs:
Production	108,882	233,603	338,719
Development	75	795	6,687

Future net cash flows	—	—	67,640
10% discount factor	—	—	29,776

Standardized measure	$—	$—	$37,864

Net Profits Interests
Future cash inflows	$—	$—	$58,139
Future production taxes	—	—	4,027

Future net cash flows	—	—	54,112
10% discount factor	—	—	23,821

Standardized measure	$—	$—	$30,291

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)
	2020	2019	2018
Underlying Properties
Standardized measure, January 1	$—	$37,864	$31,205

Revisions:
Prices and costs	(3,242)	(35,003)	11,684
Quantity estimates	3,519	4,456	14,205
Accretion of discount	—	3,869	2,731
Future development costs	(338)	(12,093)	(27,592)
Production rates and other	11	195	687

Net revisions	(50)	(38,576)	1,715
Extensions, additions and discoveries	50	1,174	6,932
Production	(1,031)	(18,513)	(23,791)
Development costs	1,031	18,051	21,803
Sales in place	—	—	—

Net change	—	(37,864)	6,659

Standardized measure, December 31	$—	$—	$37,864

Net Profits Interests
Standardized measure, January 1	$—	$30,291	$24,964
Extensions, additions and discoveries	40	939	5,545
Accretion of discount	—	3,095	2,185
Revisions of prior estimates, changes in price and other	(40)	(33,956)	(812)
Sales in place	—	—	—
Net profits income	—	(369)	(1,591)

Standardized measure, December 31	$—	$—	$30,291

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS—(Continued)

10. Quarterly Financial Data (Unaudited)

The following is a summary of net profits income, distributable income and distributable income per unit by quarter for 2020 and 2019:

	Net Profits Income	Distributable Income	Distributable Income per Unit
2020
First Quarter	$—	$—	$0.000000
Second Quarter	—	—	0.000000
Third Quarter	—	—	0.000000
Fourth Quarter	—	—	0.000000

	$—	$—	$0.000000

2019
First Quarter	$130,733	$—	$0.000000
Second Quarter	238,725	—	0.000000
Third Quarter	—	—	0.000000
Fourth Quarter	—	—	0.000000

	$369,458	$—	$0.000000

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

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control— Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2020.

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS—(Continued)

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

(b) Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires that directors, officers, and beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. To the Trustee’s knowledge, based solely on the information furnished to the Trustee, the Trustee is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the Trust units of beneficial interest during and for the year ended December 31, 2020.

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

(b) Compensation of the Trustee. The Trustee received the following annual compensation for the fiscal years ended December 31, 2020 and 2019 as specified in the Trust indenture:

	2020	2019
Simmons Bank, Trustee (1)	$76,012	$72,750

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

(a) Equity Compensation Plans and Trust Repurchases. The Trust has no equity compensation plans. The Trust has not repurchased any units during the fourth quarter of fiscal 2020.

(b) Security Ownership of Certain Beneficial Owners. Based on the Trustee’s review of information filed with the SEC as of March 4, 2021, the following table sets forth information with respect to each person known to the Trustee to beneficially own more than 5% of the outstanding units.

Name and Address	Amount and Nature of Beneficial Ownership		Percent of Class
Christopher John Heck 2214 E. 377, Unit B Granbury, TX 76049	3,924,149	(1)	9.81%

Wells Fargo & Company 420 Montgomery Street San Francisco, CA 94163	2,304,668	(2)	5.76%

(1)

Pursuant to a Schedule 13G filed January 29, 2021, Christopher John Heck reported as of December 31, 2020, he directly owned 3,924,149 Units, of which he had sole voting and dispositive power with respect to 3,900,449 Units and shared voting and dispositive power with respect to 23,700 Units.

(2)

Pursuant to a Schedule 13G filed February 11, 2021, Wells Fargo & Company reported as of December 31, 2020, it owned 2,304,668 Units, of which Wells Fargo & Company had sole voting and dispositive power with respect to 1 Unit, shared voting power with respect to 400 Units, and shared dispositive power with respect to 2,304,267 Units, and Wells Fargo Financial Advisors Network, LLC had shared voting power with respect to 2,303,538 Units.

(c) Security Ownership of Management. The Trust has no directors or executive officers. The Trustee does not beneficially own any units in the Trust.

(d) Changes in Control. The Trustee knows of no arrangements which may subsequently result in a change in control of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence

XTO Energy sells a portion of natural gas production from the underlying properties to certain of its wholly-owned subsidiaries under contracts in existence when the Trust was created, generally at amounts approximating monthly published prices. For further information, see Item 2. Properties.

In computing net profits income paid to the Trust for the net profits interests, XTO Energy deducts an overhead charge for reimbursement of administrative expenses of operating the underlying properties. For further information, see Note 7 to Financial Statements under Item 8. Financial Statements and Supplementary Data.

Simmons Bank, as Trustee of Hugoton Royalty Trust, is currently paying the expenses for the Trust, subject to its rights to be indemnified and reimbursed pursuant to the terms of the Trust indenture. This includes reimbursement from proceeds received from a sale of the Trust’s assets, if any. For further information, see Note 7 to Financial Statements under Item 8. Financial Statements and Supplementary Data.

See Item 11. Executive Compensation, for the remuneration received by the Trustee for the fiscal years ended December 31, 2019 through December 31, 2020.

As noted in Item 10. Directors, Executive Officers and Corporate Governance, the Trust has no directors, executive officers, audit committee, audit committee financial expert, compensation committee or nominating committee. The Trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

Item 14. Principal Accountant Fees and Services

Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2020 and 2019 are:

	2020	2019
Audit fees-PwC	$175,800	$163,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$175,800	$163,000

As referenced in Item 10. Directors, Executive Officers and Corporate Governance, above, the Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to PricewaterhouseCoopers LLP.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial Statements (included in Item 8 of this report)

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2020 and 2019

Statements of Distributable Income for the years ended December 31, 2020 and 2019

Statements of Changes in Trust Corpus for the years ended December 31, 2020 and 2019

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

HUGOTON ROYALTY TRUST
By SIMMONS BANK, TRUSTEE

	By	/s/ NANCY WILLIS
Nancy Willis
Vice President

EXXON MOBIL CORPORATION

Date: March 31, 2021	By	/s/ DAVID LEVY
David Levy
Vice President – Upstream Business Services

(The Trust has no directors or executive officers.)