Form 10-Q
period 2021-03-31
HUGOTON ROYALTY TRUST
filed 2021-05-17
CIK 862022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of May 1, 2021

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Unless specified otherwise, all amounts included herein are presented in US dollars. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Hugoton Royalty Trust at March 31, 2021 and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2021 and 2020 have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. The condensed financial statements as of March 31, 2021, and for the three-month periods ended March 31, 2021 and 2020 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust and

Simmons Bank, Trustee

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Hugoton Royalty Trust (the “Trust”) as of March 31, 2021, and the related condensed statements of distributable income and of changes in trust corpus for the three-month periods ended March 31, 2021 and 2020, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with the modified cash basis of accounting described in Note 1.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus as of December 31, 2020, and the related statements of distributable income and of changes in trust corpus for the year then ended (not presented herein), and in our report dated March 31, 2021, which included a paragraph describing the modified cash basis of accounting and a paragraph regarding substantial doubt about the Trust’s ability to continue as a going concern, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2020, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

Substantial Doubt About the Trust’s Ability to Continue as a Going Concern

The accompanying interim financial statements have been prepared assuming that the Trust will continue as a going concern. Note 2 of the Trust’s audited financial statements as of December 31, 2020 and 2019, and for the years then ended, includes a statement that substantial doubt exists about the Trust’s ability to continue as a going concern. Note 2 of the Trust’s audited financial statements also discloses the events and conditions, management’s evaluation of the events and conditions, and management’s plans regarding these matters, including the fact that increases in excess costs have resulted in insufficient net proceeds available to the Trust and the depletion of the expense reserve available to the Trust for the payment of its obligations. Our report on those financial statements includes a paragraph referring to the matters in Note 2 of those financial statements. As indicated in Note 1 of the accompanying interim financial statements, as of March 31, 2021, and for the three-months then ended, the events and conditions impacting the Trust have not changed, and as a result, the Trust has stated that substantial doubt exists about the Trust’s ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
May 17, 2021

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Cash and short-term investments	$—	$—
Net profits interests in oil and gas properties—net (Note 1)	—	—

	$—	$—

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$—	$—
Accounts payable to Simmons Bank (a)	543,305	282,369
Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	(543,305)	(282,369)

	$—	$—

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

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended March 31
	2021	2020
Net profits income	$—	$—
Interest income	—	2,248

Total income	—	2,248
Administration expense	260,936	151,448
Cash reserves withheld (used) for Trust expenses	—	(149,200)
Cash funded by Simmons Bank for Trust expenses	(260,936)	—

Distributable income	$—	$—

Distributable income per unit (40,000,000 units)	$0.000000	$0.000000

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended March 31
	2021	2020
Trust corpus, beginning of period	$(282,369)	$—
Cash funded by Simmons Bank for Trust expenses	(260,936)	—

Trust corpus, end of period	$(543,305)	$—

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

The financial statements of Hugoton Royalty Trust (the “Trust”) are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles (“GAAP”):

•

Net profits income recorded for a month is the amount computed and paid by XTO Energy Inc. (“XTO Energy”), the owner of the underlying properties, to Simmons Bank, as trustee (the “Trustee”) for the Trust. XTO Energy is a wholly owned subsidiary of Exxon Mobil Corporation. Net profits income consists of net proceeds received by XTO Energy from the underlying properties in the prior month, multiplied by a net profits percentage of 80%.

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

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the Trust. During the second quarter 2016, the carrying value of the net profits interests was written down to its fair value of $28,801,000, resulting in an impairment of $57,306,527 charged directly to trust corpus. During the third quarter 2019, the carrying value of the net profits interests was written down to its fair value of zero, resulting in an impairment of $15,681,533 charged directly to trust corpus. Amortization of the net profits interests is calculated on a unit-of-production basis and charged directly to trust corpus. Accumulated amortization was $174,078,891 as of September 30, 2019, when the net profits interests was written down to its fair value of zero.

Liquidity and Going Concern

The accompanying condensed financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on a going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. Increases in excess costs for the Kansas, Oklahoma and Wyoming conveyances have resulted in insufficient net proceeds to the Trust and a reduction in the Trust’s expense reserve to zero. These conditions raise substantial doubt about the Trust’s ability to continue as a going concern as the Trust may not have, based on the current estimated administrative expenses, sufficient cash to meet its obligations during the one year period after the date the financial statements are issued. Factors attributable to the cash shortage are primarily the previously disclosed increase in development costs to drill four horizontal wells in Major County, Oklahoma, lower oil and gas prices during 2019 and 2020, and excess cost positions on the Kansas, Oklahoma and Wyoming conveyances which have resulted in no net proceeds to the Trust for all of 2020 and the first quarter 2021. The Trustee has prepared a preliminary budget estimating the administrative expenses for the year ending December 31, 2021 and the five months ending May 31, 2022 which assumes no cash inflow from either net profits income or from other sources. Following depletion of the expense reserve in October 2020, the Trustee has sought financing to pay the Trust obligations during the one year period after the date the financial statements are issued; however, to date such financing has not become available. The Trustee is reviewing the Trust’s alternatives to continuing as a going concern, which may include a sale of the Trust’s assets and/or termination of the Trust. The Trustee has engaged a third party to market the Trust’s assets. Although the Trustee has decided to market the sale of the Trust’s assets, there is no assurance that the Trustee and any prospective buyer will agree to terms of sale, or that a sale can be completed under the indenture, or if a sale is completed under the indenture, that there will be any funds available for distribution to unitholders. Any material sale of assets and/or termination of the Trust requires unitholder approval by at least 80% of all outstanding units. While such review is ongoing, Simmons Bank, as Trustee, is currently paying the expenses for the Trust, subject to its rights to be indemnified and reimbursed pursuant to the terms of the Trust indenture. However, there is nothing in the Trust indenture that requires Simmons Bank to pay the expenses for the Trust. Any funds that Simmons Bank, as Trustee, utilizes to pay expenses of the Trust must be repaid in full (including from proceeds received from a sale of the Trust’s assets, if any) before distributions to unitholders could be made. There can be no assurances that a sale of the Trust’s assets, if any, will produce net proceeds sufficient to allow distributions to the unitholders and if such proceeds are available, there is no assurance when any distribution will be made. The Trust’s condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

2.	Development Costs

The monthly deduction is based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. XTO Energy has advised the Trustee that actual development costs were charged to the Trust as incurred. XTO Energy has advised the Trustee that 2021 budgeted development costs for the underlying properties could be up to $1 million. The 2021 budget year generally coincides with the Trust distribution months from April 2021 through March 2022. Changes in oil or natural gas prices could impact future development plans on the underlying properties. XTO Energy has advised the Trustee that this monthly deduction will continue to be evaluated and revised as necessary.

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

Each unitholder should consult their own tax advisor regarding income tax requirements, if any, applicable to such person’s ownership of Trust units.

Unitholders should consult the Trust’s latest annual report on Form 10-K for a more detailed discussion of federal and state tax matters.

4.	Contingencies

Litigation

Royalty Class Action and Arbitration

As previously disclosed, XTO Energy advised the Trustee that it reached a settlement with the plaintiffs in the Chieftain class action royalty case. On July 27, 2018 the final plan of allocation was approved by the court. Based on the final plan of allocation XTO Energy advised the Trustee that it believes approximately $24.3 million in additional production costs should be allocated to the Trust. On May 2, 2018, the Trustee submitted a demand for arbitration seeking a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Trust’s payments now or in the future as a result of the Chieftain litigation. The Trust and XTO Energy conducted the interim hearing on the claims related to the Chieftain settlement on October 12-13, 2020. In the arbitration, the Trustee contended that the approximately $24.3 million allocation related to the Chieftain settlement was not a production cost and, therefore, there should not be a related adjustment to the Trust’s share of net proceeds. However, XTO Energy contended that the approximately $24.3 million was a production cost and should reduce the Trust’s share of net proceeds.

On January 20, 2021, the arbitration panel issued its Corrected Interim Final Award (i) “reject[ing] the Trust’s contention that XTO has no right under the Conveyance to charge the Trust with amounts XTO paid under section 1.18(a)(i) as royalty obligations to settle the Chieftain litigation” and (ii) stating “[t]he next phase will determine how much of the Chieftain settlement can be so charged, if any of it can be, in the exercise of the right found by the Panel.” The parties are continuing to review the Corrected Interim Final Award and on March 26, 2021, XTO Energy submitted its brief to the Panel regarding the amount of the Chieftain settlement, if any, that may be charged to the Trust. The Trustee submitted its response brief on April 23, 2021 and XTO Energy submitted its reply on May 7, 2021. A decision on the outcome of this issue is expected by the end of the second quarter 2021.

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

The following summarizes excess costs activity, cumulative excess costs balance and accrued interest to be recovered by conveyance as calculated by XTO Energy:

	Underlying
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/20	$3,004,413	$23,933,548	$4,914,021	$31,851,982
Net excess costs (recovery) for the quarter ended 3/31/21	121,719	(1,572,241)	(579,456)	(2,029,978)

Cumulative excess costs remaining at 3/31/21	3,126,132	22,361,307	4,334,565	29,822,004
Accrued interest at 3/31/21	353,812	1,856,343	203,593	2,413,748

Total remaining to be recovered at 3/31/21	$3,479,944	$24,217,650	$4,538,158	$32,235,752

	NPI
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/20	$2,403,530	$19,146,838	$3,931,217	$25,481,585
Net excess costs (recovery) for the quarter ended 3/31/21	97,375	(1,257,792)	(463,565)	(1,623,982)

Cumulative excess costs remaining at 3/31/21	2,500,905	17,889,046	3,467,652	23,857,603
Accrued interest at 3/31/21	283,050	1,485,074	162,874	1,930,998

Total remaining to be recovered at 3/31/21	$2,783,955	$19,374,120	$3,630,526	$25,788,601

For the quarter ended March 31, 2021, excess costs on properties underlying the Kansas net profits interests increased by $121,719 ($97,375 net to the Trust).

For the quarter ended March 31, 2021, excess costs of $1,572,241 ($1,257,792 net to the Trust) were recovered on properties underlying the Oklahoma net profits interests.

For the quarter ended March 31, 2021, excess costs of $579,456 ($463,565 net to the Trust) were recovered on properties underlying the Wyoming net profits interests.

Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of March 31, 2021 totaled $32.2 million ($25.8 million net to the Trust), including accrued interest of $2.4 million ($1.9 million net to the Trust).

Item 2. Trustee’s Discussion and Analysis.

The following discussion should be read in conjunction with the Trustee’s discussion and analysis contained in the Trust’s 2020 Annual Report on Form 10-K, as well as the condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The Trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the Trust’s web site at www.hgt-hugoton.com.

Distributable Income

For the quarter ended March 31, 2021, net profits income was $0 as compared to $0 for first quarter 2020 primarily due to increased gas prices ($1.5 million), net excess costs activity ($1.2 million), decreased production expenses ($0.9 million), decreased overhead ($0.1 million), and decreased development costs ($0.1 million), offset by decreased oil production ($1.8 million), decreased oil prices ($1.1 million), and decreased gas production ($0.9 million). See “Net Profits Income” below.

After adding interest income of $0, deducting administration expense of $260,936, and utilizing cash funded by Simmons Bank of $260,936 for the payment of Trust expenses, distributable income for the quarter ended March 31, 2021 was $0 or $0.000000 per unit of beneficial interest. Administration expense for the quarter increased $109,488 from the prior year quarter. Changes in interest income are attributable to fluctuations in net profits income, cash reserve and interest rates. For the first quarter 2020, distributable income was $0 or $0.000000 per unit.

Distributions to unitholders for the quarter ended March 31, 2021 were:

Record Date	Payment Date	Distribution per Unit
January 29, 2021	February 12, 2021	$0.000000
February 26, 2021	March 12, 2021	0.000000
March 31, 2021	April 14, 2021	0.000000

		$0.000000

Net Profits Income

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

•	oil and gas sales volumes,

•	oil and gas sales prices, and

•	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended March 31 (a)		Increase (Decrease)
	2021	2020
Sales Volumes
Gas (Mcf) (b)
Underlying properties	2,569,606	2,891,464	(11%)
Average per day	27,930	31,429	(11%)
Net profits interests	—	—	—
Oil (Bbls) (b)
Underlying properties	53,598	106,732	(50%)
Average per day	583	1,160	(50%)
Net profits interests	—	—	—
Average Sales Prices
Gas (per Mcf)	$3.32	$2.66	25%
Oil (per Bbl)	$43.05	$56.04	(23%)
Revenues
Gas sales	$8,534,383	$7,692,743	11%
Oil sales	2,307,360	5,981,340	(61%)

Total Revenues	10,841,743	13,674,083	(21%)

Costs
Taxes, transportation and other	2,739,267	2,772,836	(1%)
Production expense	3,107,300	4,200,410	(26%)
Development costs (c)	15,396	117,191	(87%)
Overhead	2,952,611	3,068,575	(4%)
Excess costs (d)	2,029,978	3,515,071	(42%)

Total Costs	10,844,552	13,674,083	(21%)

Other Proceeds	2,809	—	—

Net Proceeds	—	—	—
Net Profits Percentage	80%	80%

Net Profits Income	$—	$—	—

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

The following are explanations of significant variances on the underlying properties from first quarter 2020 to first quarter 2021:

Sales Volumes

Gas

Gas sales volumes decreased 11% for the first quarter primarily because of lower gas sales from new wells in Major County, Oklahoma, natural production decline, and timing of cash receipts.

Oil

Oil sales volumes decreased 50% for the first quarter primarily because of lower oil sales from new wells in Major County, Oklahoma and natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Gas

The first quarter 2021 average gas price was $3.32 per Mcf, up 25% from the first quarter 2020 average gas price of $2.66 per Mcf. The first quarter 2021 gas price is primarily related to production from November 2020 through January 2021, when the average NYMEX price was $2.79 per MMBtu.

Oil

The first quarter 2021 average oil price was $43.05 per Bbl, down 23% from the first quarter 2020 average oil price of $56.04 per Bbl. The first quarter 2021 oil price is primarily related to production from November 2020 through January 2021, when the average NYMEX price was $46.80 per Bbl.

Beginning in March 2020 and continuing into the first quarter of 2021, numerous events had a downward impact on sales prices of products produced from the underlying properties. The COVID-19 pandemic and the government responses to this pandemic significantly decreased the demand for oil and gas for that time period. Additionally, market factors, including abundant supplies, had also negatively impacted prices. Although it is not clear at the present time when or whether the pandemic restrictions will completely lift or when federal government policies may change, with many states reopening and working toward pre-pandemic levels of activity, the price of oil and gas has steadily increased since the early shut-downs of 2020. Even when demand returns, it could take time for these accumulated supplies to decrease and a new market equilibrium, which may be lower than the pre-pandemic equilibrium, to emerge, and prices may remain volatile during this recovery.

Costs

Taxes, Transportation and Other

Taxes, transportation and other decreased 1% for the first quarter primarily because of decreased production taxes due to lower revenues, partially offset by increased gas deductions and property taxes.

Production Expense

Production expense decreased 26% for the first quarter primarily because of decreased labor and salt water disposal costs, partially offset by increased plug and abandonment costs in Oklahoma and Wyoming, and increased repairs and maintenance due to absence of credits received for material transfers.

Development Costs

Development costs deducted are based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. XTO Energy has advised the Trustee that actual development costs were charged to the Trust as incurred. These development costs decreased 87% from the first quarter 2020, primarily due to a decrease in trailing costs for the drilling of four horizontal wells in Major County, Oklahoma, completed in 2019. For further information on development costs, see Note 2 to Condensed Financial Statements.

Overhead

Overhead decreased 4% for the first quarter. Overhead is charged by XTO Energy and other operators for administrative expenses incurred to support operations of the underlying properties. Overhead fluctuates based on changes in the active well count and drilling activity on the underlying properties, as well as an annual cost level adjustment based on an industry index.

Excess Costs

If monthly costs exceed revenues for any conveyance, these excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from another conveyance. Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of March 31, 2021 totaled $32.2 million ($25.8 million net to Trust), including accrued interest of $2.4 million ($1.9 million net to Trust). For further information on excess costs, see Note 5 to Condensed Financial Statements.

Other Proceeds

The calculation of net profits income for the quarter ended March 31, 2021 included $2,809 ($2,247 net to the Trust) from XTO Energy due to interest received on past due payments.

Contingencies

For information on contingencies, see Note 4 to Condensed Financial Statements.

Forward-Looking Statements

Statements in this report relating to future plans, predictions, potential asset sales or termination of the Trust, continued funding of Trust expenses by Simmons Bank, production, excess costs, litigation, arbitration, liquidity, financing, regulatory or court decisions, economic activity and recovery, and the impact of one or more waves of the COVID-19 pandemic and the accompanying government response on trade, travel and energy demand and pricing are forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding the net profits interests, underlying properties, development activities, annual and monthly development, production and other costs and expenses, estimated rates of natural production decline, monthly development cost deductions, oil and gas prices and differentials to NYMEX prices, supply levels, drilling, workover and restimulation plans, the outcome of litigation or settlement discussions and the impact on Trust proceeds, distributions to unitholders, and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties, including those detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020, which is incorporated by this reference as though fully set forth herein. XTO Energy and the Trustee assume no duty to update these statements as of any future date.

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

On January 20, 2021, the arbitration panel issued its Corrected Interim Final Award (i) “reject[ing] the Trust’s contention that XTO has no right under the Conveyance to charge the Trust with amounts XTO paid under section 1.18(a)(i) as royalty obligations to settle the Chieftain litigation” and (ii) stating “[t]he next phase will determine how much of the Chieftain settlement can be so charged, if any of it can be, in the exercise of the right found by the Panel.” The parties are continuing to review the Corrected Interim Final Award and on March 26, 2021, XTO Energy submitted its brief to the Panel regarding the amount of the Chieftain settlement, if any, that may be charged to the Trust. The Trustee submitted its response brief on April 23, 2021 and XTO Energy submitted its reply on May 7, 2021. A decision on the outcome of this issue is expected by the end of the second quarter 2021.

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

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 6. Exhibits.

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Hugoton Royalty Trust filed with the Securities and Exchange Commission on March 31, 2021 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST
By SIMMONS BANK, TRUSTEE

By	/s/ NANCY WILLIS
Nancy Willis
Vice President

EXXON MOBIL CORPORATION

Date: May 17, 2021	By	/S/ DAVID LEVY
David Levy
Vice President—Upstream Business Services