Form 10-Q
period 2021-06-30
HUGOTON ROYALTY TRUST
filed 2021-08-13
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of August 1, 2021

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Unless specified otherwise, all amounts included herein are presented in U.S. dollars. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Hugoton Royalty Trust at June 30, 2021 and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2021 and 2020 have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. The condensed financial statements as of June 30, 2021, and for the three-month and six-month periods ended June 30, 2021 and 2020 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust and

Simmons Bank, Trustee

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Hugoton Royalty Trust (the “Trust”) as of June 30, 2021, and the related condensed statements of distributable income and of changes in trust corpus for the three-month and six-month periods ended June 30, 2021 and 2020, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with the modified cash basis of accounting described in Note 1.

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

Substantial Doubt About the Trust’s Ability to Continue as a Going Concern

The accompanying interim financial statements have been prepared assuming that the Trust will continue as a going concern. Note 2 of the Trust’s audited financial statements as of December 31, 2020 and 2019, and for the years then ended, includes a statement that substantial doubt exists about the Trust’s ability to continue as a going concern. Note 2 of the Trust’s audited financial statements also discloses the events and conditions, management’s evaluation of the events and conditions, and management’s plans regarding these matters, including the fact that increases in excess costs have resulted in insufficient net proceeds available to the Trust and the depletion of the expense reserve available to the Trust for the payment of its obligations. Our report on those financial statements includes a paragraph referring to the matters in Note 2 of those financial statements. As indicated in Note 1 of the accompanying interim financial statements, as of June 30, 2021, and for the three-months and six-months then ended, the events and conditions impacting the Trust have not changed, and as a result, the Trust has stated that substantial doubt exists about the Trust’s ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

August 13, 2021

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	June 30, 2021	December 31, 2020

ASSETS

Cash and short-term investments	$—	$—

Net profits interests in oil and gas properties - net (Note 1)	—	—

	$—	$—

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$—	$—

Accounts payable to Simmons Bank (a)	710,043	282,369

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	(710,043)	(282,369)

	$—	$—

(a)

Simmons Bank, as Trustee of the Hugoton Royalty Trust, is currently paying the expenses for the Trust, subject to its rights to be indemnified and reimbursed pursuant to the terms of the Trust indenture. This includes reimbursement from proceeds received from a sale of the Trust’s assets, if any.

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Net profits income	$—	$—	$—	$—

Interest income	—	502	—	2,750

Total income	—	502	—	2,750

Administration expense	166,738	198,010	427,674	349,458

Cash reserves withheld (used) for Trust expenses	—	(197,508)	—	(346,708)

Cash funded by Simmons Bank for Trust expenses	(166,738)	—	(427,674)	—

Distributable income	$—	$—	$—	$—

Distributable income per unit (40,000,000 units)	$0.000000	$0.000000	$0.000000	$0.000000

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Trust corpus, beginning of period	$(543,305)	$—	$(282,369)	$—

Cash funded by Simmons Bank for Trust expenses	(166,738)	—	(427,674)	—

Trust corpus, end of period	$(710,043)	$—	$(710,043)	$—

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

Liquidity and Going Concern

The accompanying condensed financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on a going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. Increases in excess costs for the Kansas, Oklahoma and Wyoming conveyances have resulted in insufficient net proceeds to the Trust and a reduction in the Trust’s expense reserve to zero. These conditions raise substantial doubt about the Trust’s ability to continue as a going concern as the Trust may not have, based on the current estimated administrative expenses, sufficient cash to meet its obligations during the one year period after the date the financial statements are issued. Factors attributable to the cash shortage are primarily the previously disclosed increase in development costs to drill four horizontal wells in Major County, Oklahoma, lower oil and gas prices during 2019 and 2020, and excess cost positions on the Kansas, Oklahoma and Wyoming conveyances which have resulted in no net proceeds to the Trust for all of 2020 and the first and second quarters of 2021. In addition, on May 18, 2021, the Panel issued its second interim final award over the amount of XTO Energy’s settlement in the Chieftain class action lawsuit that can be charged to the Trust as a production cost which XTO Energy has estimated to be approximately $14.6 million. This adjustment would further increase excess costs on the Oklahoma conveyance. The Trustee has prepared a preliminary budget estimating the administrative expenses for the year ending December 31, 2021 and the eight months ending August 31, 2022 which assumes no cash inflow from either net profits income or from other sources. The Trustee has sought financing to pay the Trust obligations during the one year period after the date the financial statements are issued, especially now that the expense reserve was depleted in October 2020; however, to date such financing has not become available.

The Trustee is reviewing the Trust’s alternatives to continuing as a going concern, which may include a sale of the Trust’s assets and/or termination of the Trust. The Trustee engaged a third party to market the Trust’s assets, and following an extensive marketing period for the assets, on July 2, 2021, the Trustee entered into a purchase and sale agreement for the Trust’s assets with the highest bidder, XTO Energy for a cash purchase price of $6,600,000 (subject to adjustment as set forth in the purchase and sale agreement). Although the Trustee and XTO Energy have entered into the purchase and sale agreement, there is no assurance that a sale can be completed under the terms of the indenture, or if a sale is completed under the terms of the indenture, that there will be any funds available for distribution to unitholders. Any material sale of assets and/or termination of the Trust requires unitholder approval by at least 80% of all outstanding units. While such review is ongoing, Simmons Bank, as Trustee, is currently paying the expenses for the Trust, subject to its rights to be indemnified and reimbursed pursuant to the terms of the Trust indenture. However, there is nothing in the Trust indenture that requires Simmons Bank to pay the expenses for the Trust. Any funds that Simmons Bank, as Trustee, utilizes to pay expenses of the Trust must be repaid in full (including from proceeds received from a sale of the

Trust’s assets, if any) before distributions to unitholders could be made. There can be no assurances that a sale of the Trust’s assets, if any, will produce net proceeds sufficient to allow distributions to the unitholders and if such proceeds are available, there is no assurance when any distribution will be made. The Trust’s condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The Trust may be required to bear a portion of the settlement costs arising from the Chieftain royalty class action settlement. For information on contingencies, including the Chieftain class action, see Note 4 to Condensed Financial Statements. The Panel has determined the Trust is responsible for a portion of the costs. However, the arbitration matter is stayed. Pending finalization of all claims included in the arbitration, XTO Energy would have the right to deduct the costs in its calculation of the net profits income payable to the Trust from the applicable net profits interests. Thus, for unitholders, the portion of legal settlement costs for which the Trust is determined to be responsible will be reflected through a reduction in net profits income received from the Trust and thus in a reduction in the gross royalty income reported by and taxable to the unitholders. In the event that the Trustee objects to such claimed reductions, the Trustee may also incur legal fees in representing the Trust’s interests. For unitholders, such costs would be reflected through an increase in the Trust’s administrative expenses, which would be deductible by unitholders in determining the net royalty income from the Trust.

If a sale of the assets of the Trust is consummated (as described in Note 7), each unitholder generally will realize gain or loss equal to the difference between such unitholder’s amount realized on such sale and such unitholder’s adjusted basis in the assets of the Trust. Gain or loss realized by a unitholder who is not a dealer with respect to such assets and who has a holding period for the assets of more than one year generally will be treated as long-term capital gain or loss except to the extent of any depletion recapture amount, which will be treated as ordinary income.

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

On January 20, 2021, the arbitration panel issued its Corrected Interim Final Award (i) “reject[ing] the Trust’s contention that XTO has no right under the Conveyance to charge the Trust with amounts XTO paid under section 1.18(a)(i) as royalty obligations to settle the Chieftain litigation” and (ii) stating “[t]he next phase will determine how much of the Chieftain settlement can be so charged, if any of it can be, in the exercise of the right found by the Panel.” Following briefing by both parties, on May 18, 2021, the Panel issued its second interim final award over the amount of XTO Energy’s settlement in the Chieftain class action lawsuit that can be charged to the Trust as a production cost. The Panel in its decision has ruled that out of the $80 million settlement, the “Trust is obligated to pay its share under the Conveyance of the $48 million that was received by the plaintiffs in the Chieftain lawsuit by virtue of the settlement of that litigation. The Trust is not obligated by the Conveyance to pay any share of the $32 million received by the lawyers for the plaintiffs in the Chieftain lawsuit by virtue of the settlement.” XTO Energy and the Trustee are in the process of determining the portion of the $48 million that is allocable to Trust properties to be charged as an excess cost to the Trust, but estimate it to be approximately $14.6 million.

The Oklahoma conveyance is already currently subject to excess costs that will need to be recovered prior to any distribution to unitholders. Therefore, the reduction in the Trust’s share of net proceeds from the portion of the settlement amount the Panel has ruled may be charged against the Oklahoma conveyance would result in additional excess costs under the Oklahoma conveyance that would likely result in no distributions under the Oklahoma conveyance for several additional years while these additional excess costs are recovered. This award completes the portion of the arbitration related to the Chieftain settlement.

Other Trustee claims related to disputed amounts on the computation of the Trust’s net proceeds for 2014 through 2016 were bifurcated from the initial arbitration and will be heard at a later date, which is still to be determined. Pursuant to the purchase and sale agreement entered into between the Trustee and XTO Energy, the parties have agreed to stay the arbitration from the date of execution of the purchase and sale agreement to the earlier of the termination of the purchase and sale agreement or closing date of the sale of assets. The Panel has stayed proceedings and requires a status update no later than August 31, 2021.

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

The following summarizes excess costs activity, cumulative excess costs balance and accrued interest to be recovered by conveyance as calculated by XTO Energy:

	Underlying
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/20	$3,004,413	$23,933,548	$4,914,021	$31,851,982
Net excess costs (recovery) for the quarter ended 3/31/21	121,719	(1,572,241)	(579,456)	(2,029,978)
Net excess costs (recovery) for the quarter ended 6/30/21	110,948	467,270	(422,347)	155,871

Cumulative excess costs remaining at 6/30/21	3,237,080	22,828,577	3,912,218	29,977,875
Accrued interest at 6/30/21	382,706	2,049,097	239,916	2,671,719

Total remaining to be recovered at 6/30/21	$3,619,786	$24,877,674	$4,152,134	$32,649,594

	NPI
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/20	$2,403,530	$19,146,838	$3,931,217	$25,481,585
Net excess costs (recovery) for the quarter ended 3/31/21	97,375	(1,257,792)	(463,565)	(1,623,982)
Net excess costs (recovery) for the quarter ended 6/30/21	88,758	373,816	(337,878)	124,696

Cumulative excess costs remaining at 6/30/21	2,589,663	18,262,862	3,129,774	23,982,299
Accrued interest at 6/30/21	306,165	1,639,277	191,933	2,137,375

Total remaining to be recovered at 6/30/21	$2,895,828	$19,902,139	$3,321,707	$26,119,674

For the quarter ended June 30, 2021, excess costs on properties underlying the Kansas net profits interests increased by $110,948 ($88,758 net to the Trust).

For the quarter ended June 30, 2021, excess costs on properties underlying the Oklahoma net profits interests increased by $467,270 ($373,816 net to the Trust). Underlying cumulative excess costs remaining on the Oklahoma net profits interests total $24,877,674, including accrued interest of $2,049,097. This balance does not include the portion of the Chieftain settlement the Panel determined could be charged as a production cost. XTO Energy has estimated the amount to be approximately $14.6 million.

For the quarter ended June 30, 2021, excess costs of $422,347 ($337,878 net to the Trust) were recovered on properties underlying the Wyoming net profits interests.

Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of June 30, 2021 totaled $32.6 million ($26.1 million net to the Trust), including accrued interest of $2.7 million ($2.1 million net to the Trust).

6.	Administration Expense

Administrative expenses are incurred so that the Trustee may meet its reporting obligations to the unitholders and regulatory entities and otherwise manage the administrative functions of the Trust. These obligations include, but are not limited to, all expenses, taxes, compensation to the Trustee for managing the Trust, fees to consultants, accountants, attorneys, transfer agents, other professional and expert persons, expenses for clerical and other administrative assistance, and fees and expenses for all other services.

7.	Subsequent Events

On July 2, 2021, the Trustee announced that it has entered into a purchase and sale agreement with XTO Energy pursuant to which XTO Energy would acquire for $6,600,000 in cash the net overriding royalty interest created pursuant to the net profits interest conveyances held by the Trust and certain other assets constituting substantially all of the assets of the Trust.

The consummation of the sale of the assets is subject to the satisfaction of customary closing conditions, including approval of the sale from holders of units of beneficial interest in the Trust (“Units”) holding Units representing eighty percent (80%) or more of all the Units outstanding, or a final judicial determination authorizing the Trustee to consummate the sale of the assets. The Trustee intends to call a special meeting of Unit holders for the purpose of approving the sale of assets.

Execution of the purchase and sale agreement followed a process previously announced by the Trust whereby the Trustee had engaged a third party to market the Trust’s assets.

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

Distributable Income

Quarter

For the quarter ended June 30, 2021, net profits income was $0 as compared to $0 for second quarter 2020 primarily due to higher oil and gas prices ($6.0 million) and decreased production expenses ($0.7 million), offset by decreased oil and gas production ($3.1 million), net excess costs activity ($1.9 million), and increased development costs ($1.7 million). See “Net Profits Income” below.

After adding interest income of $0, deducting administration expense of $166,738, and utilizing cash funded by Simmons Bank of $166,738 for the payment of Trust expenses, distributable income for the quarter ended June 30, 2021 was $0, or $0.000000 per unit of beneficial interest. Administration expense for the quarter decreased $31,272 as compared to the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, cash reserve and interest rates. For second quarter 2020, distributable income was $0 or $0.000000 per unit.

Distributions to unitholders for the quarter ended June 30, 2021 were:

Record Date	Payment Date	Distribution per Unit
April 30, 2021	May 14, 2021	$0.000000
May 28, 2021	June 14, 2021	0.000000
June 30, 2021	July 15, 2021	0.000000

		$0.000000

Six Months

For the six months ended June 30, 2021, net profits income was $0 compared with $0 for the same 2020 period primarily due to higher oil and gas prices ($6.5 million), decreased production expenses ($1.5 million), and decreased overhead ($0.1 million), offset by decreased oil and gas production ($5.8 million), increased development costs ($1.6 million), and net excess costs activity ($0.7 million). See “Net Profits Income” below.

After adding interest income of $0, deducting administration expense of $427,674, and utilizing cash funded by Simmons Bank of $427,674 for the payment of Trust expenses, distributable income for the six months ended June 30, 2021 was $0, or $0.000000 per unit of beneficial interest. Administration expense for the six months ended June 30, 2021 increased $78,216 as compared to the same 2020 period, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, cash reserve and interest rates. For the six months ended June 30, 2020, distributable income was $0 or $0.000000 per unit.

Net Profits Income

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

•	oil and gas sales volumes,

•	oil and gas sales prices, and

•	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended June 30 (a)		Increase (Decrease)	Six Months Ended June 30 (a)		Increase (Decrease)
	2021	2020		2021	2020
Sales Volumes
Gas (Mcf) (b)
Underlying properties	2,324,955	2,826,815	(18%)	4,894,561	5,718,279	(14%)
Average per day	26,123	31,409	(17%)	27,042	31,419	(14%)
Net profits interests	—	—	—	—	—	—
Oil (Bbls) (b)
Underlying properties	45,157	80,529	(44%)	98,755	187,261	(47%)
Average per day	507	895	(43%)	546	1,029	(47%)
Net profits interests	—	—	—	—	—	—

Average Sales Prices
Gas (per Mcf)	$3.67	$1.75	110%	$3.49	$2.21	58%
Oil (per Bbl)	$58.79	$32.56	81%	$50.25	$45.94	9%

Revenues
Gas sales	$8,523,900	$4,938,761	73%	$17,058,283	$12,631,504	35%
Oil sales	2,654,932	2,622,271	1%	4,962,292	8,603,611	(42%)

Total Revenues	11,178,832	7,561,032	48%	22,020,575	21,235,115	4%

Costs
Taxes, transportation and other	2,191,612	2,112,806	4%	4,930,879	4,885,642	1%
Production expense	3,445,982	4,288,119	(20%)	6,553,282	8,488,529	(23%)
Development costs (c)	2,700,671	553,177	388%	2,716,067	670,368	305%
Overhead	3,082,636	3,147,313	(2%)	6,035,247	6,215,888	(3%)
Excess costs (d)	(155,871)	(2,540,383)	(94%)	1,874,107	974,688	92%

Total Costs	11,265,030	7,561,032	49%	22,109,582	21,235,115	4%

Other Proceeds	86,198	—	—	89,007	—	—

Net Proceeds	—	—	—	—	—	—

Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$—	$—	—	$—	$—	—

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

The following are explanations of significant variances on the underlying properties from second quarter 2020 to second quarter 2021 and from the first six months of 2020 to the comparable period in 2021:

Sales Volumes

Gas

Gas sales volumes decreased 18% for second quarter and 14% for the six-month period as compared with the same 2020 periods primarily because of lower gas sales from new wells in Major County, Oklahoma, increased downtime, natural production decline, and timing of cash receipts.

Oil

Oil sales volumes decreased 44% for second quarter and 47% for the six-month period as compared with the same 2020 periods primarily because of lower oil sales from new wells in Major County, Oklahoma, increased downtime, natural production decline, and timing of cash receipts.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Gas

The second quarter 2021 average gas price was $3.67 per Mcf, a 110% increase from the second quarter 2020 average gas price of $1.75 per Mcf. For the six-month period, the average gas price increased 58% to $3.49 per Mcf in 2021 from $2.21 per Mcf in 2020. The second quarter 2021 gas price is primarily related to production from February through April 2021, when the average NYMEX price was $2.73 per MMBtu.

Oil

The second quarter 2021 average oil price was $58.79 per Bbl, an 81% increase from the second quarter 2020 average oil price of $32.56 per Bbl. The year-to-date average oil price increased 9% to $50.25 per Bbl in 2021 from $45.94 per Bbl in 2020. The second quarter 2021 oil price is primarily related to production from February through April 2021, when the average NYMEX price was $61.15 per Bbl.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs increased 4% for the second quarter primarily because of increased production taxes, partially offset by decreased gas deductions. Taxes, transportation and other costs increased 1% for the six-month period primarily because of increased production and property taxes, partially offset by decreased gas deductions.

Production Expense

Production expense decreased 20% for the second quarter primarily because of decreased labor, repairs and maintenance, and salt water disposal costs. Production expense decreased 23% for the six-month period primarily because of decreased labor, salt water disposal costs, and repairs and maintenance, partially offset by the absence of credits received for material transfers and increased plug and abandonment costs.

Development Costs

Development costs deducted are based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. XTO Energy has advised the Trustee that actual development costs were charged to the Trust as incurred. These development costs increased 388% for the second quarter and 305% for the six-month period primarily due to drilling costs on a non-operated well. For further information on development costs, see Note 2 to Condensed Financial Statements.

Overhead

Overhead decreased 2% for the second quarter and 3% for the six-month period. Overhead is charged by XTO Energy and other operators for administrative expenses incurred to support operations of the underlying properties. Overhead fluctuates based on changes in the active well count and drilling activity on the underlying properties, as well as an annual cost level adjustment based on an industry index.

Excess Costs

If monthly costs exceed revenues for any conveyance, these excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from another conveyance. Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of June 30, 2021 totaled $32.6 million ($26.1 million net to Trust), including accrued interest of $2.7 million ($2.1 million net to Trust). This balance does not include the approximately $14.6 million of additional production costs the Panel determined could be charged in the second interim final award of the Chieftain arbitration. For further information on excess costs, see Note 5 to Condensed Financial Statements.

Other Proceeds

The calculation of net profits income for the quarter ended June 30, 2021 included $86,198 ($68,958 net to the Trust) from XTO Energy due to interest received on past due payments. The calculation of net profits income for the six-month period included $89,007 ($71,206 net to the Trust) from XTO Energy due to interest received on past due payments.

Contingencies

For information on contingencies, see Note 4 to Condensed Financial Statements.

Forward-Looking Statements

Statements in this report relating to future plans, predictions, potential asset sales or termination of the Trust, continued funding of Trust expenses by Simmons Bank, production, excess costs, litigation, arbitration, liquidity, financing, regulatory or court decisions, economic activity and recovery, and the impact of public health events and the accompanying government response on trade, travel and energy demand and future market pricing are forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding the net profits interests, underlying properties, development activities, annual and monthly development, production and other costs and expenses, estimated rates of natural production decline, monthly development cost deductions, oil and gas prices and differentials to NYMEX prices, supply levels, drilling, workover and restimulation plans, the outcome of litigation or settlement discussions and the impact on Trust proceeds, distributions to unitholders, and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties, including those detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020, which is incorporated by this reference as though fully set forth herein. XTO Energy and the Trustee assume no duty to update these statements as of any future date.

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

On January 20, 2021, the arbitration panel issued its Corrected Interim Final Award (i) “reject[ing] the Trust’s contention that XTO has no right under the Conveyance to charge the Trust with amounts XTO paid under section 1.18(a)(i) as royalty obligations to settle the Chieftain litigation” and (ii) stating “[t]he next phase will determine how much of the Chieftain settlement can be so charged, if any of it can be, in the exercise of the right found by the Panel.” Following briefing by both parties, on May 18, 2021, the Panel issued its second interim final award over the amount of XTO Energy’s settlement in the Chieftain class action lawsuit that can be charged to the Trust as a production cost. The Panel in its decision has ruled that out of the $80 million settlement, the “Trust is obligated to pay its share under the Conveyance of the $48 million that was received by the plaintiffs in the Chieftain lawsuit by virtue of the settlement of that litigation. The Trust is not obligated by the Conveyance to pay any share of the $32 million received by the lawyers for the plaintiffs in the Chieftain lawsuit by virtue of the settlement.” XTO Energy and the Trustee are in the process of determining the portion of the $48 million that is allocable to Trust properties to be charged as an excess cost to the Trust, but estimate it to be approximately $14.6 million.

The Oklahoma conveyance is already currently subject to excess costs that will need to be recovered prior to any distribution to unitholders. Therefore, the reduction in the Trust’s share of net proceeds from the portion of the settlement amount the Panel has ruled may be charged against the Oklahoma conveyance would result in additional excess costs under the Oklahoma conveyance that would likely result in no distributions under the Oklahoma conveyance for several additional years while these additional excess costs are recovered. This award completes the portion of the arbitration related to the Chieftain settlement.

Other Trustee claims related to disputed amounts on the computation of the Trust’s net proceeds for 2014 through 2016 were bifurcated from the initial arbitration and will be heard at a later date, which is still to be determined. Pursuant to the purchase and sale agreement entered into between the Trustee and XTO Energy, the parties have agreed to stay the arbitration from the date of execution of the purchase and sale agreement to the earlier of the termination of the purchase and sale agreement or closing date of the sale of assets. The Panel has stayed proceedings and requires a status update no later than August 31, 2021.

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

HUGOTON ROYALTY TRUST
By SIMMONS BANK, TRUSTEE

	By	/s/ NANCY WILLIS
Nancy Willis
Vice President

EXXON MOBIL CORPORATION

Date: August 13, 2021	By	/s/ DAVID LEVY
David Levy
Vice President - Upstream Business Services