Form 10-Q
period 2021-09-30
HUGOTON ROYALTY TRUST
filed 2021-11-12
CIK 862022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of November 1, 2021

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Unless specified otherwise, all amounts included herein are presented in U.S. dollars. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Hugoton Royalty Trust at September 30, 2021 and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2021 and 2020 have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. The condensed financial statements as of September 30, 2021, and for the three-month and nine-month periods ended September 30, 2021 and 2020 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust and

Simmons Bank, Trustee

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Hugoton Royalty Trust (the “Trust”) as of September 30, 2021, and the related condensed statements of distributable income and of changes in trust corpus for the three-month and nine-month periods ended September 30, 2021 and 2020, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with the modified cash basis of accounting described in Note 1.

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

Substantial Doubt About the Trust’s Ability to Continue as a Going Concern

The accompanying interim financial statements have been prepared assuming that the Trust will continue as a going concern. Note 2 of the Trust’s audited financial statements as of December 31, 2020 and 2019, and for the years then ended, includes a statement that substantial doubt exists about the Trust’s ability to continue as a going concern. Note 2 of the Trust’s audited financial statements also discloses the events and conditions, management’s evaluation of the events and conditions, and management’s plans regarding these matters, including the fact that increases in excess costs have resulted in insufficient net proceeds available to the Trust and the depletion of the expense reserve available to the Trust for the payment of its obligations. Our report on those financial statements includes a paragraph referring to the matters in Note 2 of those financial statements. As indicated in Note 1 of the accompanying interim financial statements, as of September 30, 2021, and for the three-months and nine-months then ended, the events and conditions impacting the Trust have not changed, and as a result, the Trust has stated that substantial doubt exists about the Trust’s ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

November 12, 2021

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Cash and short-term investments (a)	$660,000	$—
Net profits interests in oil and gas properties - net (Note 1)	—	—

	$660,000	$—

LIABILITIES AND TRUST CORPUS
Distribution payable to unitholders	$—	$—
Performance guarantee deposit (a)	660,000	—
Accounts payable Simmons Bank (b)	954,167	282,369
Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	(954,167)	(282,369)

	$660,000	$—

(a)

Performance guarantee deposit paid by XTO Energy equal to 10% of the purchase price per Section 3.02 of the purchase and sale agreement. In the event of a termination of the purchase and sale agreement (other than due to the failure of XTO Energy to perform any of its material obligations thereunder or a material breach of any representation by XTO Energy), the performance guarantee deposit, together with interest, must be returned to XTO Energy.

(b)

Simmons Bank, as Trustee of the Hugoton Royalty Trust, is currently paying the expenses for the Trust, subject to its rights to be indemnified and reimbursed pursuant to the terms of the Trust indenture. This includes reimbursement from proceeds received from a sale of the Trust’s assets, if any.

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
Net profits income	$—	$—	$—	$—
Interest income	—	79	—	2,829

Total income	—	79	—	2,829
Administration expense	244,124	240,266	671,798	589,724
Cash reserves withheld (used) for Trust expenses	—	(240,187)	—	(586,895)
Cash funded by Simmons Bank for Trust expenses	(244,124)	—	(671,798)	—

Distributable income	$—	$—	$—	$—

Distributable income per unit (40,000,000 units)	$0.000000	$0.000000	$0.000000	$0.000000

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
Trust corpus, beginning of period	$(710,043)	$—	$(282,369)	$—
Cash funded by Simmons Bank for Trust expenses	(244,124)	—	(671,798)	—

Trust corpus, end of period	$(954,167)	$—	$(954,167)	$—

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

Net profits interests in oil and gas properties

The initial carrying value of the net profits interests of $247,066,951 represents XTO Energy’s historical net book value for the interests on December 1, 1998, the date of the transfer to the Trust. During the second quarter 2016, the carrying value of the net profits interests was written down to its fair value of $28,801,000, resulting in an impairment of $57,306,527 charged directly to trust corpus. During the third quarter 2019, the carrying value of the net profits interests was written down to its fair value of zero, resulting in an impairment of $15,681,533 charged directly to trust corpus. Amortization of the net profits interests is calculated on a unit-of-production basis using proved reserves and is charged directly to trust corpus. Accumulated amortization was $174,078,891 as of September 30, 2019, when the net profits interests was written down to its fair value of zero.

Liquidity and Going Concern

The accompanying condensed financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on a going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. Increases in excess costs for the Kansas, Oklahoma and Wyoming conveyances have resulted in insufficient net proceeds to the Trust and a reduction in the Trust’s expense reserve to zero. These conditions raise substantial doubt about the Trust’s ability to continue as a going concern as the Trust does not have sufficient cash to meet its obligations during the one year period after the date the financial statements are issued. Factors attributable to the cash shortage are primarily the previously disclosed development costs to drill four horizontal wells in Major County, Oklahoma, lower oil and gas prices during 2019 and 2020, and excess cost positions on the Kansas, Oklahoma and Wyoming conveyances which have resulted in no unitholder distributions since March 2018. In addition, on May 18, 2021, the Panel issued its second interim final award over the amount of XTO Energy’s settlement in the Chieftain class action lawsuit that can be charged to the Trust as a production cost which XTO Energy has estimated to be approximately $14.6 million. This adjustment would further increase excess costs on the Oklahoma conveyance. The Trustee has prepared a preliminary budget estimating the administrative expenses for the year ending December 31, 2021 and the eleven months ending November 30, 2022 which assumes no cash inflow from either net profits income or from other sources. The Trustee has sought financing to pay the Trust obligations during the one year period after the date the financial statements are issued, especially now that the expense reserve was depleted in October 2020; however, to date such financing has not become available.

The Trustee is reviewing the Trust’s alternatives to continuing as a going concern, which may include a sale of the Trust’s assets and/or termination of the Trust. The Trustee engaged a third party to market the Trust’s assets, and following an extensive marketing period for the assets, on July 2, 2021, the Trustee entered into a purchase and sale agreement for the Trust’s assets with the highest bidder, XTO Energy, for a cash purchase price of $6,600,000 (subject to adjustment as set forth in the purchase and sale agreement). Although the Trustee and XTO Energy have entered into the purchase and sale agreement, there is no assurance that a sale can be completed under the terms of the indenture, or if a sale is completed under the terms of the indenture, that there will be any funds available for distribution to unitholders. Any material sale of assets and/or termination of the Trust requires unitholder approval by at least 80% of all outstanding units. A Special Meeting of the unitholders is scheduled on December 10, 2021 for a vote to approve the sale of the assets. Simmons Bank, as Trustee, is currently paying the expenses for the Trust, subject to its rights to be indemnified and reimbursed pursuant to the terms of the Trust indenture. However, there is nothing in the Trust indenture that requires Simmons Bank to pay the expenses for the Trust. Any funds that Simmons Bank, as Trustee, utilizes to pay expenses of the Trust must be repaid in full (including from proceeds received from a sale of the Trust’s assets, if any) before distributions to unitholders could be made.

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

All revenues from the Trust are from sources within Kansas, Oklahoma or Wyoming. Because it distributes all of its net income to unitholders, the Trust has not been taxed at the trust level in Kansas or Oklahoma. While the Trust has not owed tax, the Trustee is generally required to file Kansas and Oklahoma income tax returns reflecting the income and deductions of the Trust attributable to properties located in each state, along with a schedule that includes information regarding distributions to unitholders. However, the Trust did not file a Kansas return for the 2020 tax year because the Trust had no revenues, income or deductions in 2020 attributable to properties located in Kansas. The Trust did not file a Kansas income tax return for the 2019 and 2018 tax years for the same reason.

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

If a sale of the assets of the Trust is consummated, each unitholder generally will realize gain or loss equal to the difference between such unitholder’s amount realized on such sale and such unitholder’s adjusted basis in the assets of the Trust. Gain or loss realized by a unitholder who is not a dealer with respect to such assets and who has a holding period for the assets of more than one year generally will be treated as long-term capital gain or loss except to the extent of any depletion recapture amount, which will be treated as ordinary income.

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

Other Trustee claims related to disputed amounts on the computation of the Trust’s net proceeds for 2014 through 2016 were bifurcated from the initial arbitration and will be heard at a later date, which is still to be determined should the arbitration proceed. Pursuant to the purchase and sale agreement entered into between the Trustee and XTO Energy, the parties have agreed to stay the arbitration from the date of execution of the purchase and sale agreement to the earlier of the termination of the purchase and sale agreement or closing date of the sale of assets. The Panel has stayed proceedings.

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

The following summarizes excess costs activity, cumulative excess costs balance and accrued interest to be recovered by conveyance as calculated by XTO Energy:

	Underlying
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/20	$3,004,413	$23,933,548	$4,914,021	$31,851,982
Net excess costs (recovery) for the quarter ended 3/31/21	121,719	(1,572,241)	(579,456)	(2,029,978)
Net excess costs (recovery) for the quarter ended 6/30/21	110,948	467,270	(422,347)	155,871
Net excess costs (recovery) for the quarter ended 9/30/21	(33,637)	(5,266,894)	(999,402)	(6,299,933)

Cumulative excess costs remaining at 9/30/21	3,203,443	17,561,683	2,912,816	23,677,942
Accrued interest at 9/30/21	412,306	2,234,749	271,898	2,918,953

Total remaining to be recovered at 9/30/21	$3,615,749	$19,796,432	$3,184,714	$26,596,895

	NPI
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/20	$2,403,530	$19,146,838	$3,931,217	$25,481,585
Net excess costs (recovery) for the quarter ended 3/31/21	97,375	(1,257,792)	(463,565)	(1,623,982)
Net excess costs (recovery) for the quarter ended 6/30/21	88,758	373,816	(337,878)	124,696
Net excess costs (recovery) for the quarter ended 9/30/21	(26,909)	(4,213,515)	(799,521)	(5,039,945)

Cumulative excess costs remaining at 9/30/21	2,562,754	14,049,347	2,330,253	18,942,354
Accrued interest at 9/30/21	329,845	1,787,799	217,518	2,335,162

Total remaining to be recovered at 9/30/21	$2,892,599	$15,837,146	$2,547,771	$21,277,516

For the quarter ended September 30, 2021, excess costs of $33,637 ($26,909 net to the Trust) were recovered on properties underlying the Kansas net profits interests.

For the quarter ended September 30, 2021, excess costs of $5,266,894 ($4,213,515 net to the Trust) were recovered on properties underlying the Oklahoma net profits interests. The cumulative excess costs balance does not include the portion of the Chieftain settlement the Panel determined could be charged as a production cost. XTO Energy has estimated the amount to be approximately $14.6 million (net to the Trust).

For the quarter ended September 30, 2021, excess costs of $999,402 ($799,521 net to the Trust) were recovered on properties underlying the Wyoming net profits interests.

Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of September 30, 2021 totaled $26.6 million ($21.3 million net to the Trust), including accrued interest of $2.9 million ($2.3 million net to the Trust).

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

Distributable Income

Quarter

For the quarter ended September 30, 2021, net profits income was $0 compared to $0 for third quarter 2020 primarily due to higher gas and oil prices ($6.0 million), and increased oil and gas production ($0.8 million), offset by net excess costs activity ($6.2 million), increased taxes, transportation and other costs ($0.5 million), and increased production expense ($0.1 million). See “Net Profits Income” below.

After adding interest income of $0, deducting administration expense of $244,124, and utilizing cash funded by Simmons Bank of $244,124 for the payment of Trust expenses, distributable income for the quarter ended September 30, 2021 was $0 or $0.000000 per unit of beneficial interest. Administration expense for the quarter increased $3,858 as compared to the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, cash reserve and interest rates. For third quarter 2020, distributable income was $0 or $0.000000 per unit.

Distributions to unitholders for the quarter ended September 30, 2021 were:

		Distribution
Record Date	Payment Date	per Unit
July 30, 2021	August 13, 2021	$0.000000
August 31, 2021	September 15, 2021	0.000000
September 30, 2021	October 15, 2021	0.000000

		$0.000000

Nine Months

For the nine months ended September 30, 2021, net profits income was $0 compared with $0 for the same 2020 period primarily due to higher oil and gas prices ($13.1 million), decreased production expenses ($1.4 million), and decreased overhead ($0.2 million), offset by net excess costs activity ($6.9 million), decreased oil and gas production ($5.6 million), increased development costs ($1.6 million), and increased taxes, transportation and other costs ($0.6 million). See “Net Profits Income” below.

After adding interest income of $0, deducting administration expense of $671,798, and utilizing cash funded by Simmons Bank of $671,798 for the payment of Trust expenses, distributable income for the nine months ended September 30, 2021 was $0 or $0.000000 per unit of beneficial interest. Administration expense for the nine months ended September 30, 2021 increased $82,074 as compared to the same 2020 period, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, cash reserve and interest rates. For the nine months ended September 30, 2020, distributable income was $0 or $0.000000 per unit.

Net Profits Income

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

•	oil and gas sales volumes,

•	oil and gas sales prices, and

•	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended September 30 (a)		Increase	Nine Months Ended September 30 (a)		Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	2,762,949	2,761,470	—	7,657,510	8,479,749	(10%)
Average per day	30,032	30,016	—	28,049	30,948	(9%)
Net profits interests	—	—	—	—	—	—
Oil (Bbls) (b)
Underlying properties	80,514	64,909	24%	179,269	252,170	(29%)
Average per day	875	706	24%	657	920	(29%)
Net profits interests	—	—	—	—	—	—
Average Sales Prices
Gas (per Mcf)	$3.82	$1.85	106%	$3.61	$2.09	73%
Oil (per Bbl)	$62.18	$29.93	108%	$55.61	$41.82	33%
Revenues
Gas sales	$10,553,160	$5,101,237	107%	$27,611,443	$17,732,741	56%
Oil sales	5,006,440	1,942,439	158%	9,968,732	10,546,050	(5%)

Total Revenues	15,559,600	7,043,676	121%	37,580,175	28,278,791	33%

Costs
Taxes, transportation and other	2,724,804	2,039,091	34%	7,655,683	6,924,733	11%
Production expense	3,452,989	3,330,095	4%	10,006,271	11,818,624	(15%)
Development costs (c)	39,707	23,065	72%	2,755,774	693,433	297%
Overhead	3,050,109	3,120,481	(2%)	9,085,356	9,336,369	(3%)
Excess costs (d)	6,299,933	(1,469,056)	(529%)	8,174,040	(494,368)	N/A

Total Costs	15,567,542	7,043,676	121%	37,677,124	28,278,791	33%

Other Proceeds	7,942	—	—	96,949	—	—

Net Proceeds	—	—	—	—	—	—
Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$—	$—	—	$—	$—	—

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

The following are explanations of significant variances on the underlying properties from third quarter 2020 to third quarter 2021 and from the first nine months of 2020 to the comparable period in 2021:

Sales Volumes

Gas

Gas sales volumes were relatively flat for the third quarter and decreased 10% for the nine-month period as compared with the same 2020 periods primarily because of lower gas sales from new wells in Major County, Oklahoma, increased downtime, and natural production decline, partially offset by timing of cash receipts.

Oil

Oil sales volumes increased 24% for the third quarter primarily because of timing of sales from non-operated wells, partially offset by lower oil sales from new wells in Major County, Oklahoma, and natural production decline. Oil sales volumes decreased 29% for the nine-month period as compared with the same 2020 period primarily because of lower oil sales from new wells in Major County, Oklahoma, increased downtime, and natural production decline, partially offset by sales from non-operated wells.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Gas

The third quarter 2021 average gas price was $3.82 per Mcf, up 106% from the third quarter 2020 average gas price of $1.85 per Mcf. For the nine-month period, the average gas price increased 73% to $3.61 per Mcf in 2021 from $2.09 per Mcf in 2020. The third quarter 2021 gas price is primarily related to production from May through July 2021, when the average NYMEX price was $3.18 per MMBtu.

Oil

The third quarter 2021 average oil price was $62.18 per Bbl, up 108% from the third quarter 2020 average oil price of $29.93 per Bbl. For the nine-month period, the average oil price increased 33% to $55.61 per Bbl in 2021 from $41.82 per Bbl in 2020. The third quarter 2021 oil price is primarily related to production from May through July 2021, when the average NYMEX price was $69.76 per Bbl.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs increased 34% for the third quarter primarily because of increased production taxes. Taxes, transportation and other costs increased 11% for the nine-month period primarily because of increased production and property taxes, partially offset by decreased gas deductions.

Production Expense

Production expense increased 4% for the third quarter primarily because of timing of the annual Oklahoma SB168 fee, partially offset by decreased labor and plug and abandonment costs. Production expense decreased 15% for the nine-month period primarily because of decreased labor, salt water disposal costs, and repairs and maintenance, partially offset by the absence of credits received for material transfers and timing of the annual Oklahoma SB168 fee.

Development Costs

Development costs deducted are based on the current level of development expenditures, budgeted future development costs and the cumulative actual costs under (over) previous deductions. XTO Energy has advised the Trustee that actual development costs were charged to the Trust as incurred. These development costs increased 72% for the third quarter and 297% for the nine-month period primarily because of drilling costs on a non-operated well. For further information on development costs, see Note 2 to Condensed Financial Statements.

Overhead

Overhead decreased 2% for the third quarter and 3% for the nine-month period. Overhead is charged by XTO Energy and other operators for administrative expenses incurred to support operations of the underlying properties. Overhead fluctuates based on changes in the active well count and drilling activity on the underlying properties, as well as an annual cost level adjustment based on an industry index.

Excess Costs

If monthly costs exceed revenues for any conveyance, these excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from another conveyance. Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of September 30, 2021 totaled $26.6 million ($21.3 million net to the Trust), including accrued interest of $2.9 million ($2.3 million net to the Trust). This balance does not include the portion of the Chieftain settlement the Panel determined could be charged as a production cost. XTO Energy has estimated the amount to be approximately $14.6 million (net to the Trust). For further information on excess costs, see Note 5 to Condensed Financial Statements.

Other Proceeds

The calculation of net profits income for the quarter ended September 30, 2021 included $7,942 ($6,353 net to the Trust) from XTO Energy due to interest received on past due payments. The calculation of net profits income for the nine-month period included $96,949 ($77,559 net to the Trust) from XTO Energy due to interest received on past due payments.

Contingencies

For information on contingencies, see Note 4 to Condensed Financial Statements.

Forward-Looking Statements

Statements in this report relating to future plans, predictions, potential asset sales or termination of the Trust, future unitholder votes, continued funding of Trust expenses by Simmons Bank, production, excess costs, litigation, arbitration, liquidity, financing, regulatory or court decisions, economic activity and recovery, and the impact of public health events and the accompanying government response on trade, travel and energy demand and future market pricing are forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements regarding the net profits interests, underlying properties, development activities, annual and monthly development, production and other costs and expenses, estimated rates of natural production decline, monthly development cost deductions, oil and gas prices and differentials to NYMEX prices, supply levels, drilling, workover and restimulation plans, the outcome of litigation or settlement discussions and the impact on Trust proceeds, distributions to unitholders, and industry and market conditions, are forward-looking statements that are subject to risks and uncertainties, including those detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020, which is incorporated by this reference as though fully set forth herein. XTO Energy and the Trustee assume no duty to update these statements as of any future date.

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

Other Trustee claims related to disputed amounts on the computation of the Trust’s net proceeds for 2014 through 2016 were bifurcated from the initial arbitration and will be heard at a later date, which is still to be determined should the arbitration proceed. Pursuant to the purchase and sale agreement entered into between the Trustee and XTO Energy, the parties have agreed to stay the arbitration from the date of execution of the purchase and sale agreement to the earlier of the termination of the purchase and sale agreement or closing date of the sale of assets. The Panel has stayed proceedings.

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

HUGOTON ROYALTY TRUST
By SIMMONS BANK, TRUSTEE

	By	/S/ NANCY WILLIS
Nancy Willis
Vice President

EXXON MOBIL CORPORATION

Date: November 12, 2021	By	/S/ DAVID LEVY
David Levy
Vice President - Upstream Business Services