Form 10-K
period 2021-12-31
HUGOTON ROYALTY TRUST
filed 2022-03-30
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of units of beneficial interest held by non-affiliates of the registrant at June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $5.6 million.

The number of units of beneficial interest outstanding as of March 15, 2022 was 40,000,000.

HUGOTON ROYALTY TRUST

2021 ANNUAL REPORT ON FORM 10-K

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

The principal office of the Trust is 2911 Turtle Creek Blvd, Suite 850, Dallas, Texas 75219. (Telephone number 855-588-7839). The Trust’s internet website is www.hgt-hugoton.com. We make available free of charge, through our website, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are accessible through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Information on our website is not incorporated into this report.

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

Although the Trustee engaged a third party to market the sale of the Trust’s assets, to date unitholders have not approved a sale of the Trust’s assets, and there is no assurance that the Trustee and any prospective buyer will agree to terms of sale, or that a sale can be completed under the indenture, or if a sale is completed under the indenture, that there will be any funds available for distribution to unitholders.

In 2020, the Trustee engaged a third party to market the sale of the Trust’s assets. In July 2021, the Trustee entered into a purchase and sale agreement with XTO Energy with respect to a sale of the Trust’s assets; however, at a special meeting of the Trust’s unitholders held in December 2021, the proposed sale failed to receive the approval of holders of 80% of the Trust’s units. As a result, the conditions to closing under the purchase and sale agreement have not been satisfied, although the agreement remains in effect. The Trustee is unable to predict whether any future prospective buyer will agree to terms of a sale. Any material sale of assets and/or termination of the Trust requires unitholder approval by at least 80% of all outstanding units. Failure to reach the 80% threshold would delay or possibly terminate any sale process or buyer interest. Even if any sale of assets and/or termination of the Trust is approved, the expense reserve used to pay liabilities of the Trust in the absence of current distributions was depleted in October 2020. Simmons Bank, the Trustee, is currently paying the liabilities of the Trust, which include the ongoing costs and expenses of the Trust as well as the costs and expenses incurred to sell the Trust’s assets and terminate the Trust. However, there is nothing in the Trust indenture that requires Simmons Bank to pay the expenses for the Trust. These costs and expenses will reduce the proceeds that are available from any sale of the Trust’s assets. There can be no assurances that a sale of the Trust’s assets, if any, will produce net proceeds sufficient to allow distributions to the unitholders and if such proceeds are available, there is no assurance when any distribution will be made. Accordingly, there can be no assurances as to the amount, if any, of the proceeds that will be available for distribution to unitholders.

The Trust may not have sufficient cash to meet its obligations during the one year period after the date that the financial statements are issued and may choose or be required to take other actions to satisfy its obligations by seeking additional financing, which may not be successful.

All three of the Trust’s conveyances have been in excess costs for all of 2020 and 2021 resulting in no net proceeds to the Trust and depletion of the Trust’s expense reserve. These conditions raise substantial doubt about the Trust’s ability to continue as a going concern as the Trust does not have sufficient cash to meet its obligations during the one year period after the date the financial statements are issued. The Trust’s financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances that the Trust will receive net profits income sufficient to pay its obligations during the one year period after the date the financial statements are issued, and as a result, may choose or be required to seek additional financing. If the Trust is unable to obtain additional financing and is unable to meet its obligations, the Trust could be forced to consider alternatives such as seeking approval from the unitholders to amend the Trust indenture either to permit the sale of some or all of the net profits interests or approve termination of the Trust. Unitholders could incur significant losses on their investment in the Trust or lose their entire investment in the Trust altogether if the funds obtained from any such sale or liquidation of the net profits interests are such that there are no funds to distribute to unitholders after all financial obligations are met. See Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources for further information.

The market price for the Trust units may not reflect the value of the net profits interests held by the Trust.

The public trading price for the Trust units has historically been tied to the recent and expected levels of cash distributions on the Trust units. However, no cash distribution has occurred for 48 months as of the date of this report, March 30, 2022. The amounts available for distribution by the Trust vary in response to numerous factors outside the control of the Trust or XTO Energy, including prevailing prices for oil and natural gas produced from the underlying properties. The market price of the Trust units is not necessarily indicative of the value that the Trust would realize if the net profits interests were sold to a third party buyer. In addition, such market price is not necessarily reflective of the fact that, since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. There is no guarantee that distributions made to a unitholder over the life of these depleting assets will equal or exceed the purchase price paid by the unitholder or that distributions from the Trust will resume in 2022 or at all.

Current and future oil and natural gas prices fluctuate due to a number of uncontrollable factors, and any decline will adversely affect the net proceeds payable to the Trust and Trust distributions.

The Trust’s monthly cash distributions are highly dependent upon the prices realized from the sale of natural gas and oil. Oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and XTO Energy. Factors that contribute to price fluctuations include instability in oil-producing regions, worldwide economic conditions, weather conditions, trade barriers, political instability, public health concerns, such as COVID-19, the supply of domestic and foreign oil, natural gas and natural gas liquids, consumer demand, the price and availability of alternative fuels, the proximity to, and capacity of, transportation facilities and the effect of worldwide energy conservation measures. Moreover, government regulations, such as regulation of natural gas transportation and price controls, environmental regulations, production restrictions, or trade barriers, can affect product prices. Oil and natural gas prices fluctuated widely over the recent past and may vary significantly from period to period. For example, sharp decline in demand as a result of the COVID-19 pandemic and the ensuing government responses resulted in negative oil prices briefly in 2020. Further, a significant decline in current oil or natural gas prices or lower anticipated long-term prices could have a material adverse effect on the amount of oil and natural gas that is economic to produce, Trust net profits (and therefore cash available for distribution to unitholders) and proved reserves attributable to the Trust’s interests. Adjustments impacting volume or value could also impact the reported natural gas and oil prices. The volatility of energy prices reduces the predictability of future cash distributions to Trust unitholders.

Higher production expense and/or development costs, without concurrent increases in revenue, will directly decrease the net proceeds payable to the Trust. Certain claimed production expenses by XTO Energy may reduce or eliminate distributions to unitholders for extended periods of time.

Production expense and development costs are deducted in the calculation of the Trust’s share of net proceeds. Accordingly, higher or lower production expense and development costs, without concurrent changes in revenue, will directly decrease or increase the amount received by the Trust. If development costs and production expense for underlying properties in a particular state exceed the production proceeds from the properties (as was the case with respect to the properties underlying all three of the Trust’s conveyances for all of 2020 and 2021), the Trust will not receive net profits income for those properties until future net proceeds from production in that state exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs. Additionally, XTO Energy has advised the Trustee that total budgeted development costs for the underlying properties are between $1 million and $2 million for 2022 which could continue to exceed revenues for the underlying conveyances. See Item 2. Properties.

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

On January 20, 2021, the arbitration panel issued its Corrected Interim Final Award (i) “reject[ing] the Trust’s contention that XTO has no right under the Conveyance to charge the Trust with amounts XTO paid under section 1.18(a)(i) as royalty obligations to settle the Chieftain litigation” and (ii) stating “[t]he next phase will determine how much of the Chieftain settlement can be so charged, if any of it can be, in the exercise of the right found by the Panel.” Following briefing by both parties, on May 18, 2021, the Panel issued its second interim final award over the amount of XTO Energy’s settlement in the Chieftain class action lawsuit that can be charged to the Trust as a production cost. The Panel in its decision has ruled that out of the $80 million settlement, the “Trust is obligated to pay its share under the Conveyance of the $48 million that was received by the plaintiffs in the Chieftain lawsuit by virtue of the settlement of that litigation. The Trust is not obligated by the Conveyance to pay any share of the $32 million received by the lawyers for the plaintiffs in the Chieftain lawsuit by virtue of the settlement.” XTO Energy and the Trustee are in the process of determining the portion of the $48 million that is allocable to Trust properties to be charged as an excess cost to the Trust, but estimate it to be approximately $14.6 million net to the Trust.

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

Government action, policies or regulations designed to discourage production, reduce demand for, or promote alternatives to oil and natural gas could impact the price of oil and natural gas produced on the properties underlying the Trust’s net profits interests, directly as intended or through unintended consequences.

Governments around the world are considering actions intended to reduce greenhouse gas emissions by decreasing both the supply of and the demand for oil and natural gas products or promote alternatives. These include the adoption of cap and trade regimes, carbon taxes, trade tariffs, minimum renewable usage requirements, restrictive permitting, increased mileage and other efficiency standards, mandates for sales of electric vehicles, mandates for use of specific fuels or technologies, and other incentives or mandates designed to support transitioning to lower-emission energy sources. Political and other actors and their agents also increasingly seek to advance climate change objectives indirectly, such as by seeking to reduce the availability or increase the cost of financing and investment in the oil and gas sector. Depending on how policies are formulated and applied, such policies could impact the ability and costs of the operators of the properties underlying the Trust’s net profits interests to supply products, demand for their products, or the competitiveness of hydrocarbon-based products, which in turn, could reduce net proceeds to the Trust. Any policy that increases the costs for operators of the properties underlying the net profits interests or decreased market prices could have a material impact on the distributable income of the Trust.

War, terrorism, geopolitical hostilities, and other military actions or political instability could adversely affect Trust distributions or the market price of the Trust units.

There are a number of national and international events that could cause instability in global financial and energy markets. War, terrorist attacks and the threat of war or terrorist attacks, whether domestic or foreign, as well as other military or similar actions taken in response, impact the demand for and price of oil and natural gas in unpredictable ways, including increasing volatility in pricing. Actual or threatened acts of war, terrorism and other geopolitical hostilities could adversely affect Trust distributions or the market price of the Trust units in unpredictable ways, including through the disruption of fuel supplies and markets, increased volatility in oil and natural gas prices, or the possibility that the infrastructure on which the operators of the underlying properties rely could be a direct target or an indirect casualty of such an event.

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

XTO Energy and the Trustee may be subject to attempted cybersecurity disruptions from a variety of sources including state-sponsored actors.

XTO Energy’s defensive preparedness includes multi-layered technological capabilities for prevention and detection of cybersecurity disruptions; non-technological measures such as threat information sharing with governmental and industry groups; internal training and awareness campaigns including routine testing of employee awareness and an emphasis on resiliency including business response and recovery. The Trustee also maintains robust cybersecurity protocols including, but not limited to technological capabilities that prevent and detect disruptions; computer workstations and programs protected with passwords and passphrases, as well as employee training throughout the year on banking regulations and cybersecurity followed up by testing of that knowledge. Other, non-technical protocols include securing of documents and work areas that could contain personal, non-public information. If the measures taken to protect against cybersecurity disruptions prove to be insufficient or if proprietary data is otherwise not protected, XTO Energy, the Trustee or customers, employees, or third parties could be adversely affected. The Trust is also exposed to potential harm from cybersecurity events that may affect the operations of third-parties, including our partners, suppliers, service providers (including providers of cloud-hosting services for our data or applications), and customers. Cybersecurity disruptions could cause physical harm to people or the environment; damage or destroy assets; compromise business systems; result in proprietary information being altered, lost, or stolen; result in employee, customer, or third-party information being compromised; or otherwise disrupt our business operations. We could incur significant costs to remedy the effects of a major cybersecurity disruption in addition to costs in connection with resulting regulatory actions, litigation, or reputational harm.

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

The net proceeds payable to the Trust are derived from the sale of hydrocarbons from depleting assets. Future maintenance and development projects on the underlying properties will affect the quantity of proved reserves and can offset the reduction in the depletion of proved reserves. The timing and size of these projects will depend on the market prices of oil and natural gas. If the operator(s) of the properties do not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently expected by the Trust. Because the net proceeds payable to the Trust are derived from the sale of hydrocarbons from depleting assets, the portion of distributions to unitholders attributable to depletion may be considered a return of capital as opposed to a return on investment. Distributions that are a return of capital will ultimately diminish the depletion tax benefits available to the unitholders, which could reduce the market value of the units over time. Eventually, the properties underlying the Trust’s net profits interest will cease to produce in commercial quantities and the Trust will, therefore, cease to receive any net proceeds therefrom.

XTO Energy drilled four horizontal wells in Major County, Oklahoma during 2018 which are currently producing. There is no guarantee that these wells will produce in commercial quantities sufficient to recoup the investment.

The spread of different variants of the COVID-19, or the novel coronavirus, and the continually changing measures taken to mitigate the impact of single or multiple waves of the COVID-19 pandemic, had and may in the future have an adverse effect on the demand for oil and gas and the business and operations of the operators of the properties underlying the net profits interests, which in turn could have an adverse effect on Trust distributions.

Demand for oil and gas, and the business and operations of the operators of the properties underlying the net profits interests, has been and may in the future be adversely impacted by the different variants of the COVID-19 pandemic and measures being taken to mitigate its impact. As past coronavirus outbreaks and government responses escalated and de-escalated regionally and sporadically, the extent of any future impact on domestic sales of crude oil and natural gas remains unknown. The industry experienced a sharp and rapid decline in the demand for crude oil and natural gas as the U.S. and global economy in 2020, and commodity prices, were negatively impacted as economic activity was curtailed in response to the COVID-19 pandemic, as well as due to other geopolitical factors. At this time, the full extent to which COVID-19 will negatively impact the global economy and the oil and gas industry in the future is uncertain, but pandemics or other significant public health events will most likely have a material adverse effect on operators’ business and financial condition which would likely have an adverse effect on Trust distributions.

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

The financial statements of the Trust are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles, or U.S. GAAP. Although this basis of accounting is permitted for royalty trusts by the Securities and Exchange Commission, the financial statements of the Trust differ from U.S. GAAP financial statements because net profits income is not accrued in the month of production, expenses are not recognized when incurred and cash reserves may be established for certain contingencies that would not be recorded in U.S. GAAP financial statements. See Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – Note 2 Basis of Accounting for additional information.

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

U.S. federal tax reform legislation informally known as the Tax Cuts and Jobs Act (the “TCJA”) was enacted December 22, 2017, and makes significant changes to the federal income tax rules applicable to both individuals and entities, including changes to the effective tax rate on a Trust unitholder’s allocable share of certain income from the Trust. The TCJA is complex, thus, Trust unitholders should consult their tax advisor regarding the TCJA and its effect on an investment in Trust units. In addition, the current administration has generally proposed repealing fossil fuel tax subsidies, which could impact certain tax benefits available to Trust unitholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2021, the Trust did not have any unresolved Securities and Exchange Commission staff comments.

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

The underlying properties are predominantly gas-producing properties with established production histories in the Hugoton area of Oklahoma and Kansas, the Anadarko Basin of Oklahoma and the Green River Basin of Wyoming. The

average reserve-to-production index for the underlying properties as of December 31, 2021 is approximately eleven years. This index is calculated using total proved reserves and estimated 2022 production for the underlying properties. The projected 2022 production is from proved developed producing reserves as of December 31, 2021. Based on estimated future net cash flows at 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, the future net cash flows from proved reserves of the underlying properties are approximately 80% natural gas and 20% oil. XTO Energy operates approximately 95% of the underlying properties.

Because the underlying properties are working interests, production expense, development costs and overhead are deducted in calculating net profits income. As a result, net profits income is affected by the level of maintenance and development activity on the underlying properties. See Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations. Total 2021 development costs deducted for the underlying properties were $3.0 million, an increase of 188% from the prior year. XTO Energy has informed the Trustee that total 2022 budgeted development costs for the underlying properties are between $1 million and $2 million. Changes in oil or natural gas prices could impact future development plans on the underlying properties.

Significant Properties

Hugoton Area

Natural gas was discovered in the Hugoton area in 1922. With an estimated five million productive acres covering parts of Texas, Oklahoma and Kansas, the Hugoton area is one of the largest domestic natural gas producing areas. During 2021, daily sales volumes from the underlying properties in the Hugoton area averaged approximately 6,100 Mcf of gas and 20 Bbls of oil.

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

Within this area, XTO Energy did not drill any new wells or perform any workovers in 2021. XTO Energy has informed the Trustee that it does not plan to drill any new wells or perform any workovers during 2022.

XTO Energy’s future development plans for the underlying properties in the Hugoton area may include:

1.	additional compression to lower line pressures;
2.	installing artificial lift;
3.	opening new producing zones in existing wells;
4.	restimulating producing intervals in existing wells utilizing new technology;
5.	deepening existing wells to new producing zones; and
6.	future drilling of additional wells.

Effective May 1, 2014, XTO Energy entered into a gas sales and processing contract with DCP Midstream, L.P. to process all gas production from its wells attached to the Timberland Gathering System in Seward County, Kansas and in Texas and Beaver Counties, Oklahoma. XTO Energy has advised the Trustee that the system collects approximately 7,000 Mcf per day, of which the majority of its throughput is from underlying properties. XTO Energy receives 100% of the net value for residue gas based upon a price per MMBtu of Panhandle Eastern Pipe Line Company index. Under this contract DCP is entitled to charge a processing fee of $0.25 per Delivery Point MMBtu and a helium processing fee of $0.05 per 97% Delivery Point Mcf in addition to other deductions such as for fuel and transportation. XTO Energy has exercised its contractual right to take in kind and sell its NGLs and helium. XTO Energy sells 100% of the net value for any recovered NGLs to ONEOK at Conway pricing as posted by Oil Price Information Services minus an adjusted base differential. XTO Energy sells the helium to Air Products and Chemicals, Inc. and Air Products Helium, Inc. under a pricing formula based upon the open market crude helium sales price established by the U.S. Bureau of Land Management. Timberland Gathering & Processing Company, Inc. (“Timberland”), an affiliate of XTO Energy, provides gathering from the wellhead to DCP’s gathering system for a fee of $0.75 per Mcf of gas delivered by XTO Energy. The sales contract with DCP Midstream, L.P. has passed its primary term date of March 31, 2019, and is currently being renewed annually on an evergreen basis, and can be canceled by either party upon 180 days written notice.

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

Anadarko Basin

Oil and gas accumulations were discovered in the Anadarko Basin of western Oklahoma in 1945. XTO Energy is one of the largest producers in the Ringwood, Northwest Okeene and Cheyenne Valley fields of Major County, the Northeast Cedardale field of Woodward County and the Elk City field of Beckham County, the principal producing regions of the underlying properties in the Anadarko Basin. Daily sales volumes from the underlying properties in the Anadarko Basin averaged 12,300 Mcf of gas and 600 Bbls of oil in 2021.

The fields in the Major County area are characterized by oil and gas production from a variety of structural and stratigraphic traps. Productive zones include the Oswego, Red Fork, Inola, Chester, Manning, Mississippian, Hunton and Arbuckle formations. Within this area, XTO Energy did not drill any wells or perform any workovers in 2021. XTO Energy has informed the Trustee that it does not plan to drill any new wells but may perform 1 workover in Major County during 2022.

The fields within Woodward County are characterized primarily by gas production from a variety of structural and stratigraphic traps. Productive zones include the Cottage Grove, Oswego, Chester and Mississippian formations. Within this area, XTO Energy did not drill any wells or perform any workovers in 2021. XTO Energy has informed the Trustee that it does not plan to drill any new wells but may perform 1 workover in Woodward County during 2022.

The Elk City field on the eastern edge of Beckham County produces oil and gas from a structural anticline with stratigraphic trapping features. Production zones include the Hoxbar, Atoka and Morrow formations. Within this area, XTO Energy did not drill any wells or perform any workovers in 2021. XTO Energy has informed the Trustee that it does not plan to drill any new wells or perform any workovers within the Elk City field during 2022.

XTO Energy’s future development plans for the underlying properties in the Anadarko Basin may include:

1.	mechanical stimulation of existing wells;
2.	installing artificial lift;
3.	opening new producing zones in existing wells;
4.	deepening existing wells to new producing zones; and
5.	future drilling of additional wells.

A gathering subsidiary of XTO Energy operates a 300-mile gathering system and pipeline in the Major County area. The gathering subsidiary and a third-party processor purchase natural gas produced at the wellhead from XTO Energy and other producers in the area under various agreements, most of which were entered into in the 1960’s and 1970’s, and which include life-of-production terms such that the contracts will continue until there is no further production from the underlying properties, unless the production declines so that it is no longer economical to take the gas. The gathering subsidiary and the third-party processor are required to take certain minimum volumes of the gas produced but have been taking all of the volumes produced for over ten years. The gathering subsidiary gathers and transports the gas to a third-party processor, which processes the gas and pays XTO Energy and other producers for at least 50% of the liquids processed based upon a weighted average sales price less transportation charges, which price may vary in the event of inadequate markets. After the gas is processed, the gathering subsidiary transports the gas via a residue pipeline to a connection with an interstate pipeline. The gathering subsidiary pays XTO Energy for the residue gas based upon a weighted average price from downstream sales to third parties, which price will vary monthly based upon market conditions. The gathering subsidiary pays this price to XTO Energy less a compression and gathering fee of approximately $0.31 per Mcf of residue gas. This gathering fee was previously approved by the Federal Energy Regulatory Commission when the gathering subsidiary was regulated. As of December 31, 2021, the gathering system was collecting approximately 6,200 Mcf per day, approximately 82% of which are operated by XTO Energy. Estimated capacity of the gathering system is 21,000 Mcf per day. The gathering subsidiary also provides contract operating services to properties in Woodward County, collecting approximately 2,500 Mcf per day, for an average fee of approximately $0.38 per Mcf. The fee is subject to an annual price renegotiation under which either party can request that the price provided under the contract be renegotiated. The contract continues on a yearly basis, and it is subject to termination upon written notice prior to its annual renewal or in the event the parties fail to agree upon a pricing renegotiation. XTO Energy also sells gas directly to third parties. The price paid to XTO Energy is based upon the weighted average price of several published indices, which price varies upon market conditions, and includes a deduction for any transportation fees charged by the third party. Neither party has a firm obligation to sell or purchase any specific minimum quantity of gas.

Green River Basin

The Green River Basin is located in southwestern Wyoming. Natural gas was discovered in the Fontenelle field of the Green River Basin in the early 1970’s. The producing reservoirs are the Frontier, Baxter and Dakota sandstones.

Daily 2021 sales volumes from the underlying properties in the Fontenelle field averaged 9,500 Mcf of natural gas and 20 Bbls of oil. XTO Energy did not drill any wells or perform any workovers in the Green River Basin in 2021. XTO Energy has advised the Trustee that it does not plan to drill any new wells or perform any workovers in the Green River Basin during 2022. XTO Energy has advised the Trustee that it is continuing its efforts to reduce pipeline pressure which has shown potential for increasing production and extending field life in the Fontenelle field. XTO Energy has advised the Trustee that a salt water disposal conversion may be executed in 2022 to assist with disposal in the Fontenelle field.

Potential development activities for the underlying properties in this area include:

1.	installing artificial lift;
2.	restimulating producing intervals utilizing new technology;
3.	additional compression to lower line pressures; and
4.	opening new producing zones in existing wells.

XTO Energy markets the gas produced from the Fontenelle field and nearby properties under various marketing arrangements. Under the agreement covering the majority of the gas sold, XTO Energy compresses the gas on the lease, transports it off the lease and compresses the gas again prior to entry into the gas plant pipeline. The pipeline transports the gas to the gas plant, where the gas is processed, then redelivered to XTO Energy. The owner of the gas plant and related pipeline charges XTO Energy for operational fuel and processing and has agreed to accept certain volumes, which amounts can be adjusted by the owner. The owner may be able to cease taking volumes if it has valid unaddressed concerns regarding the creditworthiness of XTO Energy. In 2021, the fuel charge was approximately 1% of the volumes produced and the fee was approximately $0.13 per MMBtu. These charges are adjusted annually based upon a published governmental economic index, and the contract renews on a year-to-year basis. XTO Energy transports and sells this gas directly to the markets based on a spot sales price on a month-to-month term, and the volumes to be sold are generally determined upon a monthly basis. These contracts may be terminated by either party if there are credit issues with the other party. The gas not sold under the above arrangement may be gathered and sold under a similar arrangement on a month-to-month term where the fee is approximately $0.20 per MMBtu and is adjusted annually. The amount of gas that the gatherer is required to gather is limited to certain maximum volumes, and the gatherer may be able to cease taking volumes if it has valid unaddressed concerns regarding the creditworthiness of XTO Energy. Alternatively, the gas may be sold under a contract where XTO Energy directly sells the gas to a third party on the lease at an adjusted index price, which price varies upon market conditions. The contract continues on a month-to-month basis, and the buyer is obligated to make a good faith effort to purchase a minimum 90% of the gas nominated by buyer for purchase. Condensate is sold to an independent third party at market rates on a month-to-month basis. The purchaser accepts all condensate delivered at the lease, but either party may suspend performance of the contract if there are credit issues with the other party.

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

The underlying properties are interests in developed properties located primarily in gas producing regions of Kansas, Oklahoma and Wyoming. The following is a summary of the approximate producing acreage of the underlying properties at December 31, 2021. Undeveloped acreage is not significant.

	Gross	Net
Hugoton Area	202,374	190,311
Anadarko Basin	156,652	121,979
Green River Basin	32,233	25,570

Total	391,259	337,860

The following is a summary of the producing wells on the underlying properties as of December 31, 2021:

	Operated Wells		Non-operated Wells		Total (a)
	Gross	Net	Gross	Net	Gross	Net
Gas	1,014.0	908.9	211.0	47.2	1,225.0	956.1
Oil	39.0	35.0	10.0	1.2	49.0	36.2

Total	1,053.0	943.9	221.0	48.4	1,274.0	992.3

(a)

During 2021, 2020, and 2019 there were no exploratory or dry wells drilled on the underlying properties. There were 1 gross (0.67 net), 1 gross (0.13 net), and 7 gross (3.16 net) developmental wells drilled in 2021, 2020, and 2019, respectively. Not included in the total is 1 gross (0.28 net) non-operated well in process of drilling at December 31, 2021.

Estimated Proved Reserves and Future Net Cash Flows

The following are proved reserves of the underlying properties, as estimated by independent engineers, and proved reserves and future net cash flows from proved reserves of the net profits interests, based on an allocation of these reserves, at December 31, 2021:

	Underlying Properties		Net Profits Interests
	Proved Reserves (a)		Proved Reserves (a) (b)		Future Net Cash Flows
	Gas	Oil	Gas	Oil	from Proved Reserves (a) (c)
	(Mcf)	(Bbls)	(Mcf)	(Bbls)	Undiscounted	Discounted
(in thousands)
Oklahoma	73,874	1,355	17,691	324	$77,633	$42,387
Wyoming	37,641	56	5,785	9	19,723	13,182
Kansas	8,960	50	85	1	279	114

TOTAL	120,475	1,461	23,561	334	$97,635	$55,683

(a)	Based on 12-month average oil price of $64.60 per Bbl and $3.61 per Mcf for gas, based on the first-day-of-the-month price for each month in the period.

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

(c)	Before income taxes, since future net cash flows are not subject to taxation at the trust level. Future net cash flows are discounted at an annual rate of 10%.

Proved reserves at December 31, 2021 consist of the following:

	Underlying Properties		Net Profits Interests
	Proved Reserves		Proved Reserves
	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
(in thousands)
Proved developed producing reserves	120,475	1,461	23,561	334
Proved undeveloped reserves	—	—	—	—
Proved developed non-producing reserves	—	—	—	—

Total proved reserves	120,475	1,461	23,561	334

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

The XTO Energy reserve engineering group reviews reserve estimates with third-party petroleum consultants, Miller and Lents, Ltd., independent petroleum engineers. Miller and Lents, Ltd. estimated oil and gas reserves attributable to the underlying properties as of December 31, 2021. Miller and Lents’ primary technical person responsible for calculating the Trust’s reserves has more than ten years of experience as a reserve engineer. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for each of the three years ended December 31 were as follows:

	2021	2020	2019
Production
Underlying Properties
Gas – Sales (Mcf)	10,193,158	11,372,815	11,112,535
Average per day (Mcf)	27,926	31,073	30,445
Oil – Sales (Bbls)	232,576	316,978	302,040
Average per day (Bbls)	637	866	828
Net Profits Interests
Gas – Sales (Mcf)	—	—	109,541
Average per day (Mcf)	—	—	300
Oil – Sales (Bbls)	—	—	249
Average per day (Bbls)	—	—	1
Average Sales Price
Gas (per Mcf)	$4.05	$2.15	$2.95
Oil (per Bbl)	$59.25	$41.12	$53.60
Average Production

Cost per BOE	$13.37	$12.97	$15.13

Oil and gas production by conveyance attributable to the underlying properties for each of the three years ended December 31 were as follows:

	Underlying Gas Production (Mcf)
Conveyance	2021	2020	2019
Kansas	710,314	808,264	868,947
Oklahoma	6,002,087	7,154,714	6,572,242
Wyoming	3,480,757	3,409,837	3,671,346

Total	10,193,158	11,372,815	11,112,535

	Underlying Oil Production (Bbls)
Conveyance	2021	2020	2019
Kansas	3,823	4,353	6,102
Oklahoma	220,964	305,178	288,662
Wyoming	7,789	7,447	7,276

Total	232,576	316,978	302,040

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

Because the Trust is a grantor trust for federal tax purposes, each unitholder is taxed directly on his proportionate share of income, deductions and credits of the Trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust. The income of the Trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. The Trust also incurs administration expenses and may earn interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

Unitholders must maintain records of their adjusted basis in their Trust units (generally their cost less prior depletion deductions), make adjustments for depletion deductions to such basis, and use the adjusted basis for the computation of gain or loss on the disposition of the Trust units.

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

Kansas also taxes the income of nonresidents from property located within the state. However, the Trust will not file a Kansas income tax return for the 2021 tax year because the Trust had no revenues, income or deductions in 2021 attributable to properties located in Kansas. The Trust did not file a return with Kansas for the 2020 and 2019 tax years for the same reason.

Wyoming does not impose a state income tax.

Each unitholder should consult their own tax advisor regarding state income tax requirements, if any, applicable to such person’s ownership of Trust units.

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

On January 20, 2021, the arbitration panel issued its Corrected Interim Final Award (i) “reject[ing] the Trust’s contention that XTO has no right under the Conveyance to charge the Trust with amounts XTO paid under section 1.18(a)(i) as royalty obligations to settle the Chieftain litigation” and (ii) stating “[t]he next phase will determine how much of the Chieftain settlement can be so charged, if any of it can be, in the exercise of the right found by the Panel.” Following briefing by both parties, on May 18, 2021, the Panel issued its second interim final award over the amount of XTO Energy’s settlement in the Chieftain class action lawsuit that can be charged to the Trust as a production cost. The Panel in its decision has ruled that out of the $80 million settlement, the “Trust is obligated to pay its share under the Conveyance of the $48 million that was received by the plaintiffs in the Chieftain lawsuit by virtue of the settlement of that litigation. The Trust is not obligated by the Conveyance to pay any share of the $32 million received by the lawyers for the plaintiffs in the Chieftain lawsuit by virtue of the settlement.” XTO Energy and the Trustee are in the process of determining the portion of the $48 million that is allocable to Trust properties to be charged as an excess cost to the Trust, but estimate it to be approximately $14.6 million net to the Trust.

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

At March 7, 2022, there were 40,000,000 units outstanding and approximately 543 unitholders of record; 39,786,655 of these units were held by depository institutions.

The Trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

See “Item 1. Business” for a description of the Trustee’s obligations to make monthly distributions and how the monthly distribution amount is determined under the indenture.

ITEM 6. [RESERVED]

ITEM 7. TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Calculation of Net Profits Income

The following is a summary of the calculation of net profits income received by the Trust:

	Year Ended December 31 (a)		Three Months Ended December 31 (a)
	2021	2020	2021	2020
Sales Volumes
Gas (Mcf) (b)
Underlying properties	10,193,158	11,372,815	2,535,648	2,893,066
Average per day	27,926	31,073	27,561	31,446
Net profits interests	—	—	—	—
Oil (Bbls) (b)
Underlying properties	232,576	316,978	53,307	64,808
Average per day	637	866	579	704
Net profits interests	—	—	—	—
Average Sales Prices
Gas (per Mcf)	$4.05	$2.15	$5.38	$2.30
Oil (per Bbl)	$59.25	$41.12	$71.49	$38.40
Revenues
Gas sales	$41,253,923	$24,396,826	$13,642,480	$6,664,085
Oil sales	13,779,370	13,034,661	3,810,638	2,488,611

Total Revenues	55,033,293	37,431,487	17,453,118	9,152,696

Costs
Taxes, transportation and other	10,696,192	9,353,562	3,040,509	2,428,829
Production expense	13,691,172	16,491,918	3,684,901	4,673,294
Development costs	2,966,646	1,030,577	210,872	337,144
Overhead	12,141,737	12,211,615	3,056,381	2,875,246
Excess costs (c)	15,634,495	(1,656,185)	7,460,455	(1,161,817)

Total Costs	55,130,242	37,431,487	17,453,118	9,152,696

Other Proceeds	96,949	—	—	—

Net Proceeds	—	—	—	—
Net Profits Percentage	80%	80%	80%	80%

Net Profits Income	$—	$—	$—	$—

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

(c)	See Note 4 to Financial Statements under Item 8. Financial Statements and Supplementary Data.

Results of Operations

Years Ended December 31, 2021 and 2020

Net profits income for 2021 was $0, as compared with $0 for 2020. This was primarily the result of higher oil and gas prices ($21.9 million) and decreased production expenses ($2.2 million), offset by net excess costs activity ($13.8 million), decreased oil and gas production ($7.8 million), increased development costs ($1.5 million), and increased taxes, transportation and other costs ($1.0 million).

Trust administration expense was $935,488 in 2021 as compared to $890,855 in 2020. Simmons Bank funded $935,488 for the payment of Trust expenses in 2021. In addition to Simmons Bank funding $282,369 towards payment of Trust expenses in 2020, the remaining cash reserve balance as of January 1, 2020 of $605,646 was utilized for the payment of Trust expenses in 2020. Interest income was $0 in 2021 and $2,840 in 2020. Changes in interest income are attributable to fluctuations in net profits income, cash reserve and interest rates. Distributable income was $0 or $0.000000 per unit in 2021 and $0 or $0.000000 per unit in 2020.

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

1.	oil and gas sales volumes;
2.	oil and gas sales prices; and
3.	costs deducted in the calculation of net profits income.

Volumes

Gas.    Underlying gas sales volumes decreased 10% from 2020 to 2021 primarily because of lower gas sales from new wells in Major County, Oklahoma, increased downtime, and natural production decline.

Oil.    Underlying oil sales volumes decreased 27% from 2020 to 2021 primarily because of lower oil sales from new wells in Major County, Oklahoma, increased downtime, and natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Prices

Gas.    The 2021 average gas price was $4.05 per Mcf, up 88% from the 2020 average gas price of $2.15 per Mcf. Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and export levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The average NYMEX price for November 2021 through January 2022 was $5.22 per MMBtu. At March 15, 2022, the average NYMEX gas price for the following 12 months was $4.79 per MMBtu.

Oil.    The average oil price for 2021 was $59.25 per Bbl, up 44% from the average oil price for 2020 of $41.12 per Bbl. Oil prices are expected to remain volatile. The average NYMEX price for November 2021 through January 2022 was $77.07 per Bbl. At March 15, 2022, the average NYMEX oil price for the following 12 months was $86.91 per Bbl.

Costs

The calculation of net profits income includes deductions for production expense, development costs and overhead since the related underlying properties are working interests.

Taxes, transportation and other.    Taxes, transportation and other costs generally fluctuate with changes in total revenues. Taxes, transportation and other costs increased 14% from 2020 to 2021 primarily because of increased production and property taxes, partially offset by decreased gas deductions.

Production expense.    Production expense decreased 17% from 2020 to 2021 primarily because of decreased labor, field costs, salt water disposal costs, plug and abandonment expenses, and timing of the annual Oklahoma SB168 fee, partially offset by the absence of credits received for material transfers.

Development costs.    Development costs increased 188% from 2020 to 2021 primarily because of drilling costs on a non-operated well. Changes in oil or natural gas prices could impact future development plans on the underlying properties.

Overhead.    Overhead is charged by XTO Energy and other operators for administrative expenses incurred to support operations of the underlying properties. Overhead fluctuates based on changes in the active well count and drilling activity on the underlying properties, as well as an annual cost level adjustment.

Excess costs.    If monthly costs exceed revenues for any conveyance, these excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from another conveyance. Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of December 31, 2021 totaled $19.3 million ($15.5 million net to the Trust), including accrued interest of $3.1 million ($2.5 million net to the Trust). For further information on excess costs, including the balance and accrued interest by conveyance, see Note 4 to Financial Statements under Item 8. Financial Statements and Supplementary Data.

Other Proceeds.    The calculation of net profits income for 2021 included $96,949 ($77,559 net to the Trust) from XTO Energy due to interest received on past due payments.

Fourth Quarter 2021 and 2020

Net profits income for fourth quarter 2021 was $0, as compared with $0 for fourth quarter 2020. This was primarily the result of higher oil and gas prices ($8.8 million), decreased production expenses ($0.8 million), and decreased development costs ($0.1 million), offset by net excess costs activity ($6.9 million), decreased oil and gas production ($2.2 million), increased taxes, transportation and other costs ($0.5 million), and increased overhead ($0.1 million).

After adding interest income of $0, deducting administration expense of $263,690, and utilizing funds of $263,690 provided by Simmons Bank for the payment of Trust expenses, distributable income for fourth quarter 2021 was $0 or $0.000000 per unit. Distributable income for fourth quarter 2020 was $0 or $0.000000 per unit.

Distributions to unitholders for the quarter ended December 31, 2021 were:

Record Date	Payment Date	Per Unit
October 29, 2021	November 15, 2021	$0.000000
November 30, 2021	December 14, 2021	0.000000
December 31, 2021	January 14, 2022	0.000000

		$0.000000

Volumes

Fourth quarter underlying gas and oil sales volumes decreased 12% and 18%, respectively, primarily because of natural production decline, lower sales from new wells in Major County, Oklahoma, and timing of cash receipts.

Prices

The average fourth quarter 2021 gas price was $5.38 per Mcf, up 134% from the fourth quarter 2020 average price of $2.30 per Mcf. The average fourth quarter 2021 oil price was $71.49 per Bbl, up 86% from the fourth quarter 2020 average price of $38.40 per Bbl. For further information about product prices, see “Years Ended December 31, 2021 and 2020 – Prices” above.

Costs

Taxes, transportation and other. Taxes, transportation and other costs increased 25% for the fourth quarter primarily because of increased production taxes, partially offset by decreased gas deductions.

Production expense. Fourth quarter production expense decreased 21% primarily because of timing of the annual Oklahoma SB168 fee, decreased plug and abandonment expense, field costs, and labor partially offset by increased repairs and maintenance expenses.

Development costs. Development costs decreased 37% for the fourth quarter primarily because of decreased development costs in Major County, Oklahoma.

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

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on a going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. Accumulated excess costs for the Kansas, Oklahoma and Wyoming conveyances have resulted in insufficient net proceeds to the Trust and a reduction in the Trust’s expense reserve to zero. These conditions raise substantial doubt about the Trust’s ability to continue as a going concern as the Trust does not have sufficient cash to meet its obligations during the one year period after the date the financial statements are issued. Factors attributable to the cash shortage are primarily the previously disclosed development costs to drill four horizontal wells in Major County, Oklahoma, lower oil and gas prices during 2019 and 2020, and excess cost positions on the Kansas, Oklahoma and Wyoming conveyances which have resulted in no unitholder distributions since March 2018. In addition, on May 18, 2021, the arbitration panel issued its second interim final award over the amount of XTO Energy’s settlement in the Chieftain class action lawsuit that can be charged to the Trust as a production cost which XTO Energy has estimated to be approximately $14.6 million net to the Trust. This adjustment would further increase excess costs on the Oklahoma conveyance. The Trustee has prepared a preliminary budget estimating the administrative expenses for the year ending December 31, 2022 and the three months ending March 31, 2023 which assumes no cash inflow from either net profits income or from other sources. The Trustee has sought financing to pay the Trust obligations during the one year period after the date the financial statements are issued, especially now that the expense reserve was depleted in October 2020; however, to date such financing has not become available.

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

The Trustee is reviewing the Trust’s alternatives to continuing as a going concern, which may include a sale of the Trust’s assets and/or termination of the Trust. The Trustee engaged a third party to market the Trust’s assets, and following an extensive marketing period for the assets, on July 2, 2021, the Trustee entered into a purchase and sale agreement for the Trust’s assets with the highest bidder, XTO Energy, for a cash purchase price of $6,600,000 (subject to adjustment as set forth in the purchase and sale agreement). Although the Trustee and XTO Energy have entered into the purchase and sale agreement, there is no assurance that a sale can be completed under the terms of the indenture, or if a sale is completed under the indenture, that there will be any funds available for distribution to unitholders. Any material sale of assets and/or termination of the Trust requires unitholder approval by at least 80% of all outstanding units. The Trustee held a Special Meeting of unitholders on December 10, 2021 for the purpose of approving the sale of assets. The sale was not approved by unitholders. Simmons Bank, as Trustee, is currently paying the expenses for the Trust, subject to its rights to be indemnified and reimbursed pursuant to the terms of the Trust indenture. However, there is nothing in the Trust indenture that requires Simmons Bank to pay the expenses for the Trust. Any funds that Simmons Bank, as Trustee, utilizes to pay expenses of the Trust must be repaid in full (including from proceeds received from a sale of the Trust’s assets, if any) before distributions to unitholders could be made. There can be no assurances that a sale of the Trust’s assets, if any, will produce net proceeds sufficient to allow distributions to the unitholders and if such proceeds are available, there is no assurance when any distribution will be made. The Trust’s financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Greenhouse Gas Emissions and Climate Change Regulation

There is an increased focus by local, national and international regulatory bodies on greenhouse gas (GHG) emissions and climate change. A number of nations and U.S. states have adopted or are considering some form of climate change legislation and regulations, including carbon taxes, cap-and-trade policies and bans on drilling in certain areas or in certain ways. The climate accord reached at the Conference of the Parties (COP21) in Paris set many new goals, and while many related policies are still emerging, XTO Energy has informed the Trustee that it continues to anticipate that such policies will increase the cost of carbon dioxide emissions over time. As these regulations are under development, XTO Energy is unable to predict the total impact of the potential regulations upon the operators of the underlying properties, and it is possible that the operators of the underlying properties could face increases in operating costs or a ban of certain types of activities in order to comply with climate change or GHG emissions legislation, which costs could reduce or eliminate net proceeds payable to the Trust and Trust distributions.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet financing arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

Related Party Transactions

XTO Energy operates approximately 95% of the underlying properties. In computing net proceeds, XTO Energy deducts an overhead charge for reimbursement of administrative expenses on the underlying properties it operates. As of December 31, 2021, the monthly overhead charge, based on the number of operated wells, was approximately $989,000 ($791,200 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index as defined in the Trust Indenture.

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

Total gas sales from the underlying properties to XTO Energy’s wholly-owned subsidiaries were $2.8 million for 2021, or 7% of total gas sales, $1.9 million for 2020, or 8% of total gas sales.

On June 25, 2010, XTO Energy became a wholly-owned subsidiary of Exxon Mobil Corporation.

Simmons Bank, as Trustee of Hugoton Royalty Trust, is currently funding the expenses for the Trust, subject to its rights to be indemnified and reimbursed pursuant to the terms of the Trust indenture. This includes reimbursement from proceeds received from a sale of the Trust’s assets, if any. Amount funded as of December 31, 2021 is $1,217,857 as reflected in Item 8. Financial Statements and Supplementary Data. Under the Trust indenture, the Trustee is entitled to an annual administrative fee for services performed which was $78,255 in 2021. See Item 11. Executive Compensation, for further information on the remuneration received by the Trustee.

The calculation of net profits income for 2021 included $96,949 ($77,559 net to the Trust) from XTO Energy due to interest received on past due payments.

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

Forward-Looking Statements

Certain information included in this annual report and other materials filed, or to be filed, by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the Trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, potential asset sales or termination of the Trust, reserve-to-production ratios, future production, development activities and associated operating expenses, future development plans by area, increased density drilling, maintenance projects, development, production, regulatory and other costs, oil and gas prices and expectations for future demand, government policy and its impact on oil and gas prices and future demand, pricing differentials, proved reserves, future net cash flows, production levels, expense reserve budgets, availability of financing, arbitration, litigation, political and regulatory matters, such as tax and environmental policy, climate policy, trade barriers, sanctions, war, and competition. Such forward-looking statements are based on XTO Energy’s and the Trustee’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “may,” “expects,” “intends,” “plans,” “projects,” “anticipates,” “predicts,” “believes,” “goals,” “estimates,” “should,” “could,” “would,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual financial and operational results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. Some of the risk factors that could cause actual results to differ materially are explained in Item 1A. Risk Factors.

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

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust and Simmons Bank, as Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of Hugoton Royalty Trust (the “Trust”) as of December 31, 2021 and 2020, and the related statements of distributable income and changes in trust corpus for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of December 31, 2021 and 2020, and its distributable income and its changes in trust corpus for the years then ended in conformity with the modified cash basis of accounting described in Note 2.

Substantial Doubt about the Trust’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As discussed in Note 2 to the financial statements, accumulated excess costs have resulted in insufficient net proceeds available to the Trust and a reduction in the Trust’s expense reserve to zero that raise substantial doubt about its ability to continue as a going concern. The Trustee’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 30, 2022

We have served as the Trust’s auditor since 2011.

HUGOTON ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31
	2021	2020
Assets
Cash and short-term investments (a)	$660,000	$—
Net profits interests in oil and gas properties – net (Notes 1 and 2)	—	—

	$660,000	$—

Liabilities and Trust Corpus
Distribution payable to unitholders	$—	$—
Performance guarantee deposit (a)	660,000	—
Accounts payable Simmons Bank (b)	1,217,857	282,369
Trust corpus (40,000,000 units of beneficial interest authorized and outstanding) (b)	(1,217,857)	(282,369)

	$660,000	$—

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

STATEMENTS OF DISTRIBUTABLE INCOME

	Year Ended December 31
	2021	2020
Net profits income	$—	$—
Interest income	—	2,840

Total income	—	2,840
Administration expense	935,488	890,855
Cash reserves withheld (used) for Trust expenses	—	(605,646)
Cash funded by Simmons Bank for Trust expenses	(935,488)	(282,369)

Distributable income	$—	$—

Distributable income per unit (40,000,000 units)	$0.000000	$0.000000

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year Ended December 31
	2021	2020
Trust corpus, beginning of year	$(282,369)	$—
Cash funded by Simmons Bank for Trust expenses	(935,488)	(282,369)

Trust corpus, end of year	$(1,217,857)	$(282,369)

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

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on a going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. Accumulated excess costs for the Kansas, Oklahoma and Wyoming conveyances have resulted in insufficient net proceeds to the Trust and a reduction in the Trust’s expense reserve to zero. These conditions raise substantial doubt about the Trust’s ability to continue as a going concern as the Trust does not have sufficient cash to meet its obligations during the one year period after the date the financial statements are issued. Factors attributable to the cash shortage are primarily the previously disclosed development costs to drill four horizontal wells in Major County, Oklahoma, lower oil and gas prices during 2019 and 2020, and excess cost positions on the Kansas, Oklahoma and Wyoming conveyances which have resulted in no unitholder distributions since March 2018. In addition, on May 18, 2021, the arbitration panel issued its second interim final award over the amount of XTO Energy’s settlement in the Chieftain class action lawsuit that can be charged to the Trust as a production cost which XTO Energy has estimated to be approximately $14.6 million net to the Trust. This adjustment would further increase excess costs on the Oklahoma conveyance. The Trustee has prepared a preliminary budget estimating the administrative expenses for the year ending December 31, 2022 and the three months ending March 31, 2023 which assumes no cash inflow from either net profits income or from other sources. The Trustee has sought financing to pay the Trust obligations during the one year period after the date the financial statements are issued, especially now that the expense reserve was depleted in October 2020; however, to date such financing has not become available.

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

The Trustee is reviewing the Trust’s alternatives to continuing as a going concern, which may include a sale of the Trust’s assets and/or termination of the Trust. The Trustee engaged a third party to market the Trust’s assets, and following an extensive marketing period for the assets, on July 2, 2021, the Trustee entered into a purchase and sale agreement for the Trust’s assets with the highest bidder, XTO Energy, for a cash purchase price of $6,600,000 (subject to

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS—(Continued)

adjustment as set forth in the purchase and sale agreement). Although the Trustee and XTO Energy have entered into the purchase and sale agreement, there is no assurance that a sale can be completed under the terms of the indenture, or if a sale is completed under the indenture, that there will be any funds available for distribution to unitholders. Any material sale of assets and/or termination of the Trust requires unitholder approval by at least 80% of all outstanding units. The Trustee held a Special Meeting of unitholders on December 10, 2021 for the purpose of approving the sale of assets. The sale was not approved by unitholders. Simmons Bank, as Trustee, is currently paying the expenses for the Trust, subject to its rights to be indemnified and reimbursed pursuant to the terms of the Trust indenture. However, there is nothing in the Trust indenture that requires Simmons Bank to pay the expenses for the Trust. Any funds that Simmons Bank, as Trustee, utilizes to pay expenses of the Trust must be repaid in full (including from proceeds received from a sale of the Trust’s assets, if any) before distributions to unitholders could be made. There can be no assurances that a sale of the Trust’s assets, if any, will produce net proceeds sufficient to allow distributions to the unitholders and if such proceeds are available, there is no assurance when any distribution will be made. The Trust’s financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following summarizes excess costs activity, cumulative excess costs balance and accrued interest to be recovered by conveyance as calculated by XTO Energy:

	Underlying
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/20	$3,004,413	$23,933,548	$4,914,021	$31,851,982
Net excess costs (recovery) for the quarter ended 3/31/21	121,719	(1,572,241)	(579,456)	(2,029,978)
Net excess costs (recovery) for the quarter ended 6/30/21	110,948	467,270	(422,347)	155,871
Net excess costs (recovery) for the quarter ended 9/30/21	(33,637)	(5,266,894)	(999,402)	(6,299,933)
Net excess costs (recovery) for the quarter ended 12/31/21	(238,412)	(5,547,816)	(1,674,227)	(7,460,455)

Cumulative excess costs remaining at 12/31/21	2,965,031	12,013,867	1,238,589	16,217,487
Accrued interest at 12/31/21	441,426	2,382,292	294,068	3,117,786

Total remaining to be recovered at 12/31/21	$3,406,457	$14,396,159	$1,532,657	$19,335,273

	NPI
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/20	$2,403,530	$19,146,838	$3,931,217	$25,481,585
Net excess costs (recovery) for the quarter ended 3/31/21	97,375	(1,257,792)	(463,565)	(1,623,982)
Net excess costs (recovery) for the quarter ended 6/30/21	88,758	373,816	(337,878)	124,696
Net excess costs (recovery) for the quarter ended 9/30/21	(26,909)	(4,213,515)	(799,521)	(5,039,945)
Net excess costs (recovery) for the quarter ended 12/31/21	(190,730)	(4,438,252)	(1,339,382)	(5,968,364)

Cumulative excess costs remaining at 12/31/21	2,372,024	9,611,095	990,871	12,973,990
Accrued interest at 12/31/21	353,141	1,905,833	235,254	2,494,228

Total remaining to be recovered at 12/31/21	$2,725,165	$11,516,928	$1,226,125	$15,468,218

For the year ended December 31, 2021, excess costs recovered on properties underlying the Kansas net profits interests were $39,382 ($31,506 net to the Trust). This includes excess cost recoveries of $238,412 ($190,730 net to the Trust) for the quarter ended December 31, 2021.

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2021, excess costs recovered on properties underlying the Oklahoma net profits interests were $11,919,681 ($9,535,743 net to the Trust). This includes excess cost recoveries of $5,547,816 ($4,438,252 net to the Trust) for the quarter ended December 31, 2021.

For the year ended December 31, 2021, excess costs recovered on properties underlying the Wyoming net profits interests were $3,675,432 ($2,940,346 net to the Trust). This includes excess cost recoveries of $1,674,227 ($1,339,382 net to the Trust) for the quarter ended December 31, 2021.

Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of December 31, 2021 totaled $19.3 million ($15.5 million net to the Trust), including accrued interest of $3.1 million ($2.5 million net to the Trust). This balance does not include the portion of the Chieftain settlement the Panel determined could be charged as a production cost. XTO Energy has estimated the amount to be approximately $14.6 million (net to the Trust).

5. Administration Expense

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

All revenues from the Trust are from sources within Kansas, Oklahoma or Wyoming. Because it distributes all of its net income to unitholders, the Trust has not been taxed at the trust level in Kansas or Oklahoma. While the Trust has not owed tax, the Trustee is generally required to file Kansas and Oklahoma income tax returns reflecting the income and deductions of the Trust attributable to properties located in each state, along with a schedule that includes information regarding distributions to unitholders. However, the Trust will not file a Kansas return for the 2021 tax year because the Trust had no revenues, income or deductions in 2021 attributable to properties located in Kansas. The Trust did not file a Kansas income tax return for the 2020 and 2019 tax years for the same reason.

Wyoming does not impose a state income tax.

The Trust may be required to bear a portion of the legal settlement costs arising from the Chieftain royalty class action settlement. For information on contingencies, including the Chieftain class action, see Note 8 to Financial Statements. The Panel has determined the Trust is responsible for a portion of the costs. However, the arbitration matter is stayed. Pending finalization of all claims included in the arbitration, XTO Energy would have the right to deduct the costs in its calculation of the net profits income payable to the Trust from the applicable net profits interests. Thus, for unitholders, the portion of legal settlement costs for which the Trust is determined to be responsible will be reflected through a reduction in net profits income received from the Trust and thus in a reduction in the gross royalty income reported by and

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS—(Continued)

taxable to the unitholders. In the event that the Trustee objects to such claimed reductions, the Trustee may also incur legal fees in representing the Trust’s interests. For unitholders, such costs would be reflected through an increase in the Trust’s administrative expenses, which would be deductible by unitholders in determining the net royalty income from the Trust.

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

7. Related Party Transactions

XTO Energy operates approximately 95% of the underlying properties. In computing net proceeds, XTO Energy deducts an overhead charge for reimbursement of administrative expenses on the underlying properties it operates. As of December 31, 2021, the monthly overhead charge, based on the number of operated wells, was approximately $989,000 ($791,200 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index as defined in the Trust Indenture.

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

Total gas sales from the underlying properties to XTO Energy’s wholly-owned subsidiaries were $2.8 million for 2021, or 7% of total gas sales, $1.9 million for 2020, or 8% of total gas sales.

On June 25, 2010, XTO Energy became a wholly-owned subsidiary of Exxon Mobil Corporation.

Simmons Bank, as Trustee of Hugoton Royalty Trust, is currently funding the expenses for the Trust, subject to its rights to be indemnified and reimbursed pursuant to the terms of the Trust indenture. This includes reimbursement from proceeds received from a sale of the Trust’s assets, if any. Amount funded as of December 31, 2021 is $1,217,857 as reflected in Item 8. Financial Statements and Supplementary Data. Under the Trust indenture, the Trustee is entitled to an annual administrative fee for services performed which was $78,255 in 2021. See Item 11. Executive Compensation, for further information on the remuneration received by the Trustee.

The calculation of net profits income for 2021 included $96,949 ($77,559 net to the Trust) from XTO Energy due to interest received on past due payments.

8. Contingencies

Litigation

Royalty Class Action and Arbitration

As previously disclosed, XTO Energy advised the Trustee that it reached a settlement with the plaintiffs in the Chieftain class action royalty case. On July 27, 2018, the final plan of allocation was approved by the court. Based on the

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

On January 20, 2021, the arbitration panel issued its Corrected Interim Final Award (i) “reject[ing] the Trust’s contention that XTO has no right under the Conveyance to charge the Trust with amounts XTO paid under section 1.18(a)(i) as royalty obligations to settle the Chieftain litigation” and (ii) stating “[t]he next phase will determine how much of the Chieftain settlement can be so charged, if any of it can be, in the exercise of the right found by the Panel.” Following briefing by both parties, on May 18, 2021, the Panel issued its second interim final award over the amount of XTO Energy’s settlement in the Chieftain class action lawsuit that can be charged to the Trust as a production cost. The Panel in its decision has ruled that out of the $80 million settlement, the “Trust is obligated to pay its share under the Conveyance of the $48 million that was received by the plaintiffs in the Chieftain lawsuit by virtue of the settlement of that litigation. The Trust is not obligated by the Conveyance to pay any share of the $32 million received by the lawyers for the plaintiffs in the Chieftain lawsuit by virtue of the settlement.” XTO Energy and the Trustee are in the process of determining the portion of the $48 million that is allocable to Trust properties to be charged as an excess cost to the Trust, but estimate it to be approximately $14.6 million net to the Trust.

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

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The average realized gas prices used to determine the standardized measure were $3.61 per Mcf in 2021, and $1.34 per Mcf in 2020. Oil prices used to determine the standardized measure were based on average realized oil prices of $64.60 per Bbl in 2021, and $36.41 per Bbl in 2020.

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

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS—(Continued)

Proved Reserves

	Underlying Properties		Net Profits Interests
(in thousands)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
Balance, December 31, 2019	80,173	1,580	—	—
Extensions, additions and discoveries	115	9	13	1
Revisions of prior estimates	(17,309)	(185)	(13)	(1)
Production – sales volumes	(11,373)	(317)	—	—
Sales in place	—	—	—	—

Balance, December 31, 2020	51,606	1,087	—	—
Extensions, additions and discoveries	818	78	363	35
Revisions of prior estimates	78,244	529	23,198	299
Production – sales volumes	(10,193)	(233)	—	—
Sales in place	—	—	—	—

Balance, December 31, 2021	120,475	1,461	23,561	334

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

Proved Developed Reserves

	Underlying Properties		Net Profits Interests
(in thousands)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)

December 31, 2020	51,606	1,087	—	—

December 31, 2021	120,475	1,461	23,561	334

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS—(Continued)

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	December 31
(in thousands)	2021	2020
Underlying Properties
Future cash inflows	$529,515	$108,957
Future costs:
Production	407,471	108,882
Development	—	75

Future net cash flows	122,044	—
10% discount factor	52,440	—

Standardized measure	$69,604	$—

Net Profits Interests
Future cash inflows	$106,297	$—
Future production taxes	8,662	—

Future net cash flows	97,635	—
10% discount factor	41,952	—

Standardized measure	$55,683	$—

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS—(Continued)

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)
	2021	2020
Underlying Properties
Standardized measure, January 1	$—	$—

Revisions:
Prices and costs	35,217	(3,242)
Quantity estimates	34,789	3,519
Accretion of discount	—	—
Future development costs	(2,895)	(338)
Production rates and other	(128)	11

Net revisions	66,983	(50)
Extensions, additions and discoveries	2,621	50
Production	(2,967)	(1,031)
Development costs	2,967	1,031
Sales in place	—	—

Net change	69,604	—

Standardized measure, December 31	$69,604	$—

Net Profits Interests
Standardized measure, January 1	$—	$—
Extensions, additions and discoveries	2,096	40
Accretion of discount	—	—
Revisions of prior estimates, changes in price and other	53,587	(40)
Sales in place	—	—
Net profits income	—	—

Standardized measure, December 31	$55,683	$—

10. Quarterly Financial Data (Unaudited)

The following is a summary of net profits income, distributable income and distributable income per unit by quarter for 2021 and 2020:

	Net Profits Income	Distributable Income	Distributable Income per Unit
2021
First Quarter	$—	$—	$0.000000
Second Quarter	—	—	0.000000
Third Quarter	—	—	0.000000
Fourth Quarter	—	—	0.000000

	$—	$—	$0.000000

2020
First Quarter	$—	$—	$0.000000
Second Quarter	—	—	0.000000
Third Quarter	—	—	0.000000
Fourth Quarter	—	—	0.000000

	$—	$—	$0.000000

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS—(Continued)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control— Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

(b) Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires that directors, officers, and beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. To the Trustee’s knowledge, based solely on the information furnished to the Trustee, the Trustee is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the Trust units of beneficial interest during and for the year ended December 31, 2021.

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

(b) Compensation of the Trustee. The Trustee calculated the following annual compensation for the fiscal years ended December 31, 2021 and 2020 as specified in the Trust indenture:

	2021	2020
Simmons Bank, Trustee (1)	$78,255	$76,012

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

(a) Equity Compensation Plans and Trust Repurchases. The Trust has no equity compensation plans. The Trust has not repurchased any units during the fourth quarter of fiscal 2021.

(b) Security Ownership of Certain Beneficial Owners. Based on the Trustee’s review of information filed with the SEC as of March 10, 2022, the following table sets forth information with respect to each person known to the Trustee to beneficially own more than 5% of the outstanding units.

Name and Address	Amount and Nature of Beneficial Ownership		Percent of Class
Christopher John Heck 2100 E. 377, Unit B Granbury, TX 76049	6,439,000	(1)	16.09%

Wells Fargo & Company 420 Montgomery Street San Francisco, CA 94163	2,035,612	(2)	5.09%

(1)

Pursuant to a Schedule 13G filed January 3, 2022, Christopher John Heck reported as of December 31, 2021, he directly owned 6,439,000 Units, of which he had sole voting and dispositive power with respect to 6,415,300 Units and shared voting and dispositive power with respect to 23,700 Units.

(2)

Pursuant to a Schedule 13G filed January 28, 2022, Wells Fargo & Company reported as of December 31, 2021, it owned 2,035,612 Units, of which Wells Fargo & Company had sole voting and dispositive power with respect to 1 Unit, shared voting power with respect to 400 Units, and shared dispositive power with respect to 2,035,211 Units, and Wells Fargo Financial Advisors Network, LLC had shared voting power with respect to 2,034,482 Units.

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

As of March 10, 2022, XTO Energy did not own any units.

See Item 11. Executive Compensation, for the remuneration received by the Trustee for the fiscal years ended December 31, 2020 through December 31, 2021.

As noted in Item 10. Directors, Executive Officers and Corporate Governance, the Trust has no directors, executive officers, audit committee, audit committee financial expert, compensation committee or nominating committee. The

Trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2021 and 2020 are:

	2021	2020
Audit fees-PwC	$190,200	$175,800
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$190,200	$ 175,800

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

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2021 and 2020

Statements of Distributable Income for the years ended December 31, 2021 and 2020

Statements of Changes in Trust Corpus for the years ended December 31, 2021 and 2020

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

HUGOTON ROYALTY TRUST
By SIMMONS BANK, TRUSTEE

	By	/s/ NANCY WILLIS
Nancy Willis
Vice President

EXXON MOBIL CORPORATION

Date: March 30, 2022	By	/s/ DAVID LEVY
David Levy
Vice President – Upstream Business Services

(The Trust has no directors or executive officers.)