Form 10-Q
period 2022-03-31
HUGOTON ROYALTY TRUST
filed 2022-05-13
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of May 1, 2022

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Unless specified otherwise, all amounts included herein are presented in U.S. dollars. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Hugoton Royalty Trust at March 31, 2022 and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2022 and 2021 have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. The condensed financial statements as of March 31, 2022, and for the three-month periods ended March 31, 2022 and 2021 have been subjected to a review by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, whose report is included herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust and Simmons Bank, as Trustee

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Hugoton Royalty Trust (the “Trust”) as of March 31, 2022, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2022 and 2021, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with the modified cash basis of accounting described in Note 1.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus as of December 31, 2021, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein), and in our report dated March 30, 2022, which included a paragraph describing the modified cash basis of accounting and a paragraph regarding substantial doubt about the Trust’s ability to continue as a going concern, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2021, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

Substantial Doubt About the Trust’s Ability to Continue as a Going Concern

The accompanying interim financial statements have been prepared assuming that the Trust will continue as a going concern. Note 2 of the Trust’s audited financial statements as of December 31, 2021 and 2020, and for the years then ended, includes a statement that substantial doubt exists about the Trust’s ability to continue as a going concern. Note 2 of the Trust’s audited financial statements also discloses the events and conditions, management’s evaluation of the events and conditions, and management’s plans regarding these matters, including the fact that accumulated excess costs have resulted in insufficient net proceeds available to the Trust and the depletion of the expense reserve available to the Trust for the payment of its obligations. Our report on those financial statements includes a paragraph referring to the matters in Note 2 of those financial statements. As indicated in Note 1 of the accompanying interim financial statements, as of March 31, 2022, and for the three-months then ended, the events and conditions impacting the Trust have not changed, and as a result, the Trust has stated that substantial doubt exists about the Trust’s ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
May 13, 2022

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	March 31, 2022	December 31, 2021

ASSETS

Cash and short-term investments (a)	$660,000	$660,000

Net profits interests in oil and gas properties - net (Note 1)	-	-

	$660,000	$660,000

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$-	$-

Performance guarantee deposit (a)	660,000	660,000

Accounts payable to Simmons Bank (b)	1,037,848	1,217,857

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	(1,037,848)	(1,217,857)

	$660,000	$660,000

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

(b)

The expense reserve used to pay administrative expenses in the absence of current month distributions was depleted in October 2020. As a result, Simmons Bank, the Trustee, has paid expenses for the Trust, subject to its rights to be indemnified and reimbursed pursuant to the terms of the Trust indenture. The right to indemnification would include proceeds received from a sale of the Trust’s assets, if any.

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended March 31
	2022	2021

Net profits income	$347,410	$-

Interest income	-	-

Total income	347,410	-

Administration expense	167,401	260,936

Cash reserves withheld (used) for Trust expenses	-	-

Change in accounts payable to Simmons Bank (increase)/decrease	180,009	(260,936)

Distributable income	$-	$-

Distributable income per unit (40,000,000 units)	$0.000000	$0.000000

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended March 31
	2022	2021

Trust corpus, beginning of period	$(1,217,857)	$(282,369)

Change in accounts payable to Simmons Bank (increase)/decrease	180,009	(260,936)

Trust corpus, end of period	$(1,037,848)	$(543,305)

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

Liquidity and Going Concern

The accompanying condensed financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on a going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. Accumulated excess costs for the Kansas, Oklahoma and Wyoming conveyances have resulted in insufficient net proceeds to the Trust and a reduction in the Trust’s expense reserve to zero. These conditions raise substantial doubt about the Trust’s ability to continue as a going concern as the Trust does not have sufficient cash to meet its obligations during the one year period after the date the financial statements are issued. Factors attributable to the cash shortage are primarily the previously disclosed development costs to drill four horizontal wells in Major County, Oklahoma, lower oil and gas prices during 2019 and 2020, and excess cost positions on the Kansas, Oklahoma and Wyoming conveyances which have resulted in no unitholder distributions since March 2018. In March 2022, following recovery of excess costs, including accrued interest under the Wyoming conveyance, the Trust received a payment of $347,000 under such conveyance which was used to pay the Trust’s current monthly expenses and partially repay amounts advanced by Simmons Bank to the Trust for payment of Trust expenses; however, following the application of such payment, Simmons Bank had $1,038,000 in unreimbursed expenses advanced as of March 31, 2022, to which it is entitled to reimbursement. In addition, on May 18, 2021, the arbitration panel issued its second interim final award over the amount of XTO Energy’s settlement in the Chieftain class action lawsuit that can be charged to the Trust as a production cost which XTO Energy has estimated to be approximately $14.6 million net to the Trust. This adjustment would further increase excess costs on the Oklahoma conveyance. The Trustee has prepared a preliminary budget estimating the administrative expenses for the year ending December 31, 2022 and the five months ending May 31, 2023 which assumes no cash inflow from either net profits income or from other sources, other than the payment received in March 2022 and an additional payment received in April 2022 of $182,000. The Trustee has sought financing to pay the Trust obligations during the one year period after the date the financial statements are issued, especially now that the expense reserve was depleted in October 2020; however, to date such financing has not become available.

On July 9, 2020, the Trustee notified XTO Energy of the Trustee’s claim to indemnification to the Trust Estate for all liabilities, expenses, claims, damages or losses incurred by the Trustee in connection with the administration of the Trust. The Trustee stated it anticipates seeking reimbursement from XTO Energy upon depletion of the Trust’s cash reserve. XTO Energy has responded that any indemnity claim to XTO Energy is premature before the Trust Estate is exhausted.

The Trustee is reviewing the Trust’s alternatives to continuing as a going concern, which may include a sale of the Trust’s assets and/or termination of the Trust. The Trustee engaged a third party to market the Trust’s assets, and following an extensive marketing period for the assets, on July 2, 2021, the Trustee entered into a purchase and sale agreement for the Trust’s assets with the highest bidder, XTO Energy, for a cash purchase price of $6,600,000 (subject to adjustment as set forth in the purchase and sale agreement). Although the

Trustee and XTO Energy have entered into the purchase and sale agreement, there is no assurance that a sale can be completed under the terms of the indenture, or if a sale is completed under the indenture, that there will be any funds available for distribution to unitholders. Any material sale of assets and/or termination of the Trust requires unitholder approval by at least 80% of all outstanding units. The Trustee held a Special Meeting of unitholders on December 10, 2021 for the purpose of approving the sale of assets. The sale was not approved by unitholders. The purchase and sale agreement with XTO Energy remains in effect. Simmons Bank, as Trustee, has paid expenses for the Trust, subject to its rights to be indemnified and reimbursed pursuant to the terms of the Trust indenture. However, there is nothing in the Trust indenture that requires Simmons Bank to pay the expenses for the Trust. Any funds that Simmons Bank, as Trustee, utilizes to pay expenses of the Trust must be repaid in full (including from proceeds received from a sale of the Trust’s assets, if any, or proceeds under any of the conveyances) before distributions to unitholders could be made. There can be no assurances that a sale of the Trust’s assets, if any, or proceeds under any of the conveyances will produce net proceeds sufficient to allow distributions to the unitholders and if such proceeds are available, there is no assurance when any distribution will be made. To the extent proceeds are received by the Trust, the Trustee intends to establish a $1,000,000 reserve following reimbursement of amounts advanced by Simmons Bank prior to any distributions to unitholders. The Trust’s condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2.	Income Taxes

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

All revenues from the Trust are from sources within Kansas, Oklahoma or Wyoming. Because it distributes all of its net income to unitholders, the Trust has not been taxed at the trust level in Kansas or Oklahoma. While the Trust has not owed tax, the Trustee is generally required to file Kansas and Oklahoma income tax returns reflecting the income and deductions of the Trust attributable to properties located in each state, along with a schedule that includes information regarding distributions to unitholders. However, the Trust did not file a Kansas return for the 2021 tax year because the Trust had no revenues, income or deductions in 2021 attributable to properties located in Kansas. The Trust did not file a Kansas income tax return for the 2020 and 2019 tax years for the same reason.

Wyoming does not impose a state income tax.

The Trust may be required to bear a portion of the settlement costs arising from the Chieftain royalty class action settlement. For information on contingencies, including the Chieftain class action, see Note 3 to Condensed Financial Statements. The Panel has determined the Trust is responsible for a portion of the costs. However, the arbitration matter is stayed. Pending finalization of all claims included in the arbitration, XTO Energy would have the right to deduct the costs in its calculation of the net profits income payable to the Trust from the applicable net profits interests. Thus, for unitholders, the portion of legal settlement costs for which the Trust is determined to be responsible will be reflected through a reduction in net profits income received from the Trust and thus in a reduction in the gross royalty income reported by and taxable to the unitholders. In the event that the Trustee objects to such claimed reductions, the Trustee may also incur legal fees in representing the Trust’s interests. For unitholders, such costs would be reflected through an increase in the Trust’s administrative expenses, which would be deductible by unitholders in determining the net royalty income from the Trust.

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

Each unitholder should consult their own tax advisor regarding income tax requirements, if any, applicable to such person’s ownership of Trust units.

Unitholders should consult the Trust’s latest annual report on Form 10-K for a more detailed discussion of federal and state tax matters.

3.	Contingencies

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

The Oklahoma conveyance is already currently subject to excess costs that will need to be recovered prior to any distribution to unitholders. Therefore, the reduction in the Trust’s share of net proceeds from the portion of the settlement amount the Panel has ruled may be charged against the Oklahoma conveyance would result in additional excess costs under the Oklahoma conveyance that would likely result in no distributions under the Oklahoma conveyance while these additional excess costs are recovered. This award completes the portion of the arbitration related to the Chieftain settlement.

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

The following summarizes excess costs activity, cumulative excess costs balance and accrued interest to be recovered by conveyance as calculated by XTO Energy:

	Underlying
	KS	OK	WY	Total

Cumulative excess costs remaining at 12/31/21	$2,965,031	$12,013,867	$ 1,238,589	$16,217,487
Net excess costs (recovery) for the quarter ended 3/31/22	(372,634)	(8,110,921)	(1,238,589)	(9,722,144)

Cumulative excess costs remaining at 3/31/22	2,592,397	3,902,946	-	6,495,343
Accrued interest at 3/31/22	468,577	2,477,023	-	2,945,600

Total remaining to be recovered at 3/31/22	$3,060,974	$6,379,969	$ -	$9,440,943

	NPI
	KS	OK	WY	Total

Cumulative excess costs remaining at 12/31/21	$2,372,024	$9,611,095	$ 990,871	$12,973,990
Net excess costs (recovery) for the quarter ended 3/31/22	(298,107)	(6,488,737)	(990,871)	(7,777,715)

Cumulative excess costs remaining at 3/31/22	2,073,917	3,122,358	-	5,196,275
Accrued interest at 3/31/22	374,862	1,981,618	-	2,356,480

Total remaining to be recovered at 3/31/22	$2,448,779	$5,103,976	$ -	$7,552,755

For the quarter ended March 31, 2022, net recoveries of excess costs were $372,634 ($298,107 net to the Trust) on properties underlying the Kansas net profits interests.

For the quarter ended March 31, 2022, net recoveries of excess costs were $8,110,921 ($6,488,737 net to the Trust) on properties underlying the Oklahoma net profits interests.

For the quarter ended March 31, 2022, net recoveries of excess costs were $1,238,589 ($990,871 net to the Trust) and recoveries of accrued interest were $302,557 ($242,046 net to the Trust) on properties underlying the Wyoming net profits interests.

Underlying cumulative excess costs for the Kansas and Oklahoma conveyances remaining as of March 31, 2022 totaled $9.4 million ($7.6 million net to the Trust), including accrued interest of $2.9 million ($2.4 million net to the Trust). This balance does not include the portion of the Chieftain settlement the Panel determined could be charged as a production cost. XTO Energy has estimated the amount to be approximately $14.6 million (net to the Trust).

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

Item 2.   Trustee’s Discussion and Analysis

The following discussion should be read in conjunction with the Trustee’s discussion and analysis contained in the Trust’s 2021 Annual Report on Form 10-K, as well as the condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The Trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the Trust’s web site at www.hgt-hugoton.com.

Distributable Income

For the quarter ended March 31, 2022, net profits income was $347,410 as compared to $0 for first quarter 2021 primarily due to increased oil and gas prices ($8.3 million), decreased taxes, transportation and other costs ($0.2 million), offset by net excess costs activity ($6.4 million), increased development costs ($0.7 million), decreased oil and gas production ($0.7 million), increased production expenses ($0.2 million), and increased overhead ($0.2 million). See “Net Profits Income” below.

After adding interest income of $0, deducting administration expense of $167,401, and paying down $180,009 of the outstanding payable to Simmons Bank, distributable income for the quarter ended March 31, 2022 was $0 or $0.000000 per unit of beneficial interest. Administration expense for the quarter decreased $93,535 from the prior year quarter. Changes in interest income are attributable to fluctuations in net profits income, cash reserve and interest rates. For the first quarter 2021, distributable income was $0 or $0.000000 per unit.

Distributions to unitholders for the quarter ended March 31, 2022 were:

Record Date	Payment Date	Distribution per Unit
January 31, 2022	February 14, 2022	$0.000000
February 28, 2022	March 14, 2022	0.000000
March 31, 2022	April 14, 2022	0.000000

		$0.000000

Net Profits Income

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

-	oil and gas sales volumes,

-	oil and gas sales prices, and

-	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended March 31 (a)		Increase (Decrease)
	2022	2021
Sales Volumes
Gas (Mcf) (b)
Underlying properties	2,465,974	2,569,606	(4%)
Average per day	26,804	27,930	(4%)
Net profits interests	50,056	-	N/A
Oil (Bbls) (b)
Underlying properties	50,849	53,598	(5%)
Average per day	553	583	(5%)
Net profits interests	84	-	N/A

Average Sales Prices
Gas (per Mcf)	$ 6.71	$ 3.32	102%
Oil (per Bbl)	$ 75.12	$ 43.05	74%

Revenues
Gas sales	$16,534,354	$8,534,383	94%
Oil sales	3,819,896	2,307,360	66%

Total Revenues	20,354,250	10,841,743	88%

Costs
Taxes, transportation and other	2,432,070	2,739,267	(11%)
Production expense	3,410,391	3,107,300	10%
Development costs	887,320	15,396	N/A
Overhead	3,165,505	2,952,611	7%
Excess costs (c)	10,024,701	2,029,978	394%

Total Costs	19,919,987	10,844,552	84%

Other Proceeds	-	2,809	(100%)

Net Proceeds	434,263	-	N/A

Net Profits Percentage	80%	80%

Net Profits Income	$347,410	$-	N/A

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

(c)	See Note 4 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from first quarter 2021 to first quarter 2022:

Sales Volumes

Gas

Gas sales volumes decreased 4% for the first quarter primarily because of natural production decline and timing of cash receipts.

Oil

Oil sales volumes decreased 5% for the first quarter primarily because of natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Gas

The first quarter 2022 average gas price was $6.71 per Mcf, up 102% from the first quarter 2021 average gas price of $3.32 per Mcf. The first quarter 2022 gas price is primarily related to production from November 2021 through January 2022, when the average NYMEX price was $5.22 per MMBtu.

Oil

The first quarter 2022 average oil price was $75.12 per Bbl, up 74% from the first quarter 2021 average oil price of $43.05 per Bbl. The first quarter 2022 oil price is primarily related to production from November 2021 through January 2022, when the average NYMEX price was $77.42 per Bbl.

Costs

Taxes, Transportation and Other

Taxes, transportation and other decreased 11% for the first quarter primarily because of receipt of Oklahoma production tax refunds, partially offset by increased production taxes due to higher revenues.

Production Expense

Production expense increased 10% for the first quarter primarily because of increased repairs and maintenance, salt water disposal, chemical, and field costs, partially offset by decreased labor and plug and abandonment costs.

Development Costs

Development costs increased $871,924 from the first quarter 2021, primarily because of drilling costs on a non-operated well. Changes in oil or natural gas prices could impact future development plans on the underlying properties.

Overhead

Overhead increased 7% for the first quarter. Overhead is charged by XTO Energy and other operators for administrative expenses incurred to support operations of the underlying properties. Overhead fluctuates based on changes in the active well count and drilling activity on the underlying properties, as well as an annual cost level adjustment based on an industry index.

Excess Costs

If monthly costs exceed revenues for any conveyance, these excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from another conveyance. Underlying cumulative excess costs for the Kansas and Oklahoma conveyances remaining as of March 31, 2022 totaled $9.4 million ($7.6 million net to Trust), including accrued interest of $2.9 million ($2.4 million net to Trust). This balance does not include the portion of the Chieftain settlement the Panel determined could be charged as a production cost. XTO Energy has estimated the amount to be approximately $14.6 million (net to the Trust). For further information on excess costs, see Note 4 to Condensed Financial Statements.

Other Proceeds

The calculation of net profits income for the quarter ended March 31, 2021 included $2,809 ($2,247 net to the Trust) from XTO Energy due to interest received on past due payments.

Contingencies

For information on contingencies, see Note 3 to Condensed Financial Statements.

Forward-Looking Statements

Certain information included in this quarterly report and other materials filed, or to be filed, by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the Trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, potential asset sales or termination of the Trust, future unitholder votes, continued funding of Trust expenses by Simmons Bank, excess costs, reserve-to-production ratios, future production, development activities and associated operating expenses, future development plans by area, increased density drilling, maintenance projects, development, production, regulatory and other costs, oil and gas prices and expectations for future demand, government policy and its impact on oil and gas prices and future demand, pricing differentials, proved reserves, future net cash flows, production levels, expense reserve budgets, availability of financing, arbitration, litigation, political and regulatory matters, such as tax and environmental policy, climate policy, trade barriers, sanctions, war, and competition. Such forward-looking statements are based on XTO Energy’s and the Trustee’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “may,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “should,” “could,” “would,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict, including those detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021, which is incorporated by this reference as though fully set forth herein. Therefore, actual financial and operational results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. XTO Energy and the Trustee assume no duty to update these statements as of any future date.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

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

Item 1.   Legal Proceedings

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

The Oklahoma conveyance is already currently subject to excess costs that will need to be recovered prior to any distribution to unitholders. Therefore, the reduction in the Trust’s share of net proceeds from the portion of the settlement amount the Panel has ruled may be charged against the Oklahoma conveyance would result in additional excess costs under the Oklahoma conveyance that would likely result in no distributions under the Oklahoma conveyance while these additional excess costs are recovered. This award completes the portion of the arbitration related to the Chieftain settlement.

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

Item 1A.   Risk Factors

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 6.   Exhibits

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Hugoton Royalty Trust filed with the Securities and Exchange Commission on March 30, 2022 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST By SIMMONS BANK, TRUSTEE

By	/S/ NANCY WILLIS
Nancy Willis
Vice President

EXXON MOBIL CORPORATION

Date: May 13, 2022	By	/S/ DAVID LEVY
David Levy
Vice President - Upstream Business Services