Form 10-Q
period 2022-06-30
HUGOTON ROYALTY TRUST
filed 2022-08-12
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Hugoton Royalty Trust

(Exact name of registrant as specified in its charter)

Texas	1-10476	58-6379215
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

c/o The Corporate Trustee:
Simmons Bank
2911 Turtle Creek Blvd, Suite 850
Dallas, Texas 75219
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code (855) 588-7839
(Former name, former address and former fiscal year, if change since last report) NONE

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of August 3, 2022

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

Signatures	21

HUGOTON ROYALTY TRUST

GLOSSARY OF TERMS

The following are definitions of significant terms used in this Form 10-Q:

Bbl	Barrel (of oil)

Mcf	Thousand cubic feet (of natural gas)

MMBtu	One million British Thermal Units, a common energy measurement

net proceeds	Gross proceeds received by XTO Energy from sale of production from the underlying properties, less applicable costs, as defined in the net profits interest conveyances.

net profits income	Net proceeds multiplied by the net profits percentage of 80%, which is paid to the Trust by XTO Energy. “Net profits income” is referred to as “royalty income” for income tax purposes.

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Unless specified otherwise, all amounts included herein are presented in U.S. dollars. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Hugoton Royalty Trust at June 30, 2022 and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2022 and 2021 have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	June 30,	December 31,
	2022	2021

ASSETS

Cash and short-term investments (a)	$1,312,451	$660,000

Net profits interests in oil and gas properties - net (Note 1)	-	-

	$1,312,451	$660,000

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$-	$-

Performance guarantee deposit (a)	660,000	660,000

Expense reserve (b)	652,451

Accounts payable to Simmons Bank (c)	-	1,217,857

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	-	(1,217,857)

	$1,312,451	$660,000

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

(b)	The expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income.
(c)	As of December 31, 2021, Simmons Bank, the Trustee, had paid expenses for the Trust, subject to its rights to be indemnified and reimbursed pursuant to the terms of the Trust indenture.

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021

Net profits income	$1,856,317	$-	$2,203,727	$-

Interest income	-	-	-	-

Total income	1,856,317	-	2,203,727	-

Administration expense	166,018	166,738	333,419	427,674

Cash reserves withheld (used) for Trust expenses	652,451	-	652,451	-

Change in accounts payable to Simmons Bank (increase)/decrease	1,037,848	(166,738)	1,217,857	(427,674)

Distributable income	$-	$-	$-	$-

Distributable income per unit (40,000,000 units)	$0.000000	$0.000000	$0.000000	$0.000000

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021

Trust corpus, beginning of period	$(1,037,848)	$(543,305)	$(1,217,857)	$(282,369)

Change in accounts payable to Simmons Bank (increase)/decrease	1,037,848	(166,738)	1,217,857	(427,674)

Trust corpus, end of period	$-	$(710,043)	$-	$(710,043)

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

Liquidity and Going Concern

The accompanying condensed financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on a going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. Between April 2018 and October 2020, accumulated excess costs for the Kansas, Oklahoma and Wyoming conveyances resulted in insufficient net proceeds to the Trust versus its current and anticipated expenses and a reduction in the Trust’s expense reserve to zero. Following depletion of the expense reserve, ongoing expenses and accumulated excess costs continued to result in no net proceeds to the Trust through February 2022. These conditions raised substantial doubt about the Trust’s ability to continue as a going concern as the Trust did not have sufficient cash to meet its obligations during the one year period after the dates that the financial statements were issued. Factors attributable to the cash shortage were primarily the previously disclosed development costs to drill four horizontal wells in Major County, Oklahoma, lower oil and gas prices during 2019 and 2020, and excess cost positions on the Kansas, Oklahoma and Wyoming conveyances which resulted in no unitholder distributions since March 2018. Since March 2022, both the Wyoming and Oklahoma conveyances received enough net profits income to recoup all of the excess costs in those conveyances plus the accrued interest. The net profits income received was also sufficient to reimburse Simmons Bank for the administrative expenses that it advanced after the expense reserve was depleted in October 2020 and fund the expense reserve. As of the July 2022 distribution announcement, the expense reserve has been replenished to $1,000,000. The Trustee does not currently anticipate any increase to the cash reserve in 2022. In addition, on May 18, 2021, the arbitration panel issued its second interim final award over the amount of XTO Energy’s settlement in the Chieftain class action lawsuit that can be charged to the Trust as a production cost which XTO Energy has estimated to be approximately $14.6 million net to the Trust after the arbitration panel has determined the remaining claims and issued its final award. This adjustment would likely result in the Oklahoma conveyance returning to an excess cost position for a period of time, but would not affect the other conveyances. The Trustee has prepared a preliminary budget estimating the administrative expenses for the year ending December 31, 2022 and the eight months ending August 31, 2023 which assumes no cash inflow from net profits income other than the payments received from March 2022 through July 2022 totaling $5,322,000. Based on the above assumptions, the Trustee believes that the Trust would be able to meet its financial obligations for the one-year period after the financial statements are issued.

During the period of time in which the Trust received no net profits income, the Trustee reviewed the Trust’s alternatives to continuing as a going concern, which included a potential sale of the Trust’s assets and/or termination of the Trust. The Trustee engaged a third party to market the Trust’s assets, and following an extensive marketing period for the assets, on July 2, 2021, the Trustee entered into a purchase and sale agreement for the Trust’s assets with the highest bidder, XTO Energy, for a cash purchase price of $6,600,000 (subject to adjustment as set forth in the purchase and sale agreement). Any material sale of assets and/or termination of the Trust requires unitholder approval by at least 80% of all outstanding units. The Trustee held a Special Meeting of unitholders on December 10, 2021 for the purpose of approving the sale of assets. The sale was not approved by unitholders. As of the date hereof, the purchase and sale agreement with XTO Energy remains in effect. There can be no assurances that a sale of the Trust’s assets will occur, or if a sale does occur that proceeds under any of the conveyances will produce net proceeds sufficient to allow distributions to the unitholders and if such proceeds are available, there is no assurance when any distribution will be made. The Trust’s condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The reduction in the Trust’s share of net proceeds from the portion of the settlement amount the Panel has ruled may be charged against the Oklahoma conveyance would result in excess costs under the Oklahoma conveyance that would likely result in no distributions under the Oklahoma conveyance while these excess costs are recovered. This award completes the portion of the arbitration related to the Chieftain settlement.

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

The following summarizes excess costs activity, cumulative excess costs balance and accrued interest to be recovered by conveyance as calculated by XTO Energy:

	Underlying
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/21	$2,965,031	$12,013,867	$ 1,238,589	$16,217,487
Net excess costs (recovery) for the quarter ended 3/31/22	(372,634)	(8,110,921)	(1,238,589)	(9,722,144)
Net excess costs (recovery) for the quarter ended 6/30/22	(2,331,946)	(3,902,946)	-	(6,234,892)

Cumulative excess costs remaining at 6/30/22	260,451	-	-	260,451
Accrued interest at 6/30/22	495,742	-	-	495,742

Total remaining to be recovered at 6/30/22	$756,193	$ -	$-	$756,193

	NPI
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/21	$2,372,024	$ 9,611,095	$ 990,871	$12,973,990
Net excess costs (recovery) for the quarter ended 3/31/22	(298,107)	(6,488,737)	(990,871)	(7,777,715)
Net excess costs (recovery) for the quarter ended 6/30/22	(1,865,556)	(3,122,358)	-	(4,987,914)

Cumulative excess costs remaining at 6/30/22	208,361	-	-	208,361
Accrued interest at 6/30/22	396,594	-	-	396,594

Total remaining to be recovered at 6/30/22	$604,955	$ -	$-	$604,955

For the quarter ended June 30, 2022, net recoveries of excess costs were $2,331,946 ($1,865,556 net to the Trust) on properties underlying the Kansas net profits interests primarily because of timing of net profits related to a non-operated unit.

For the quarter ended June 30, 2022, net recoveries of excess costs were $3,902,946 ($3,122,358 net to the Trust) and recoveries of accrued interest were $2,513,028 ($2,010,422 net to the Trust) on properties underlying the Oklahoma net profits interests leaving no remaining excess costs as of June 30, 2022. This balance does not include the portion of the Chieftain settlement the Panel determined could be charged as a production cost. XTO Energy has estimated the amount to be approximately $14.6 million net to the Trust.

Underlying cumulative excess costs for the Kansas conveyance remaining as of June 30, 2022 totaled $0.8 million ($0.6 million net to the Trust), including accrued interest of $0.5 million ($0.4 million net to the Trust).

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

The following discussion should be read in conjunction with the Trustee’s discussion and analysis contained in the Trust’s 2021 Annual Report on Form 10-K, as well as the condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The Trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the Trust’s website at www.hgt-hugoton.com.

Distributable Income

Quarter

For the quarter ended June 30, 2022, net profits income was $1,856,317 as compared to $0 for second quarter 2021 primarily due to higher oil and gas prices ($5.6 million), increased oil and gas production ($3.4 million), and decreased development costs ($1.9 million), partially offset by net excess costs activity ($7.1 million), increased production expenses ($0.9 million), increased taxes, transportation and other costs ($0.9 million), and increased overhead ($0.1 million). See “Net Profits Income” below.

After adding interest income of $0, paying off the outstanding payable to Simmons Bank of $1,037,848, establishing an expense reserve of $652,451, and deducting administration expense of $166,018, distributable income for the quarter ended June 30, 2022 was $0, or $0.000000 per unit of beneficial interest. Administration expense for the quarter decreased $720 as compared to the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, cash reserve and interest rates. For second quarter 2021, distributable income was $0, or $0.000000 per unit.

Distributions to unitholders for the quarter ended June 30, 2022 were:

		Distribution
Record Date	Payment Date	per Unit
April 29, 2022	May 13, 2022	$0.000000
May 31, 2022	June 14, 2022	0.000000
June 30, 2022	July 15, 2022	0.000000

		$0.000000

Six Months

For the six months ended June 30, 2022, net profits income was $2,203,727 compared with $0 for the same 2021 period primarily due to higher oil and gas prices ($13.9 million), increased oil and gas production ($2.7 million), and decreased development costs ($1.2 million), partially offset by net excess costs activity ($13.5 million), increased production expenses ($1.1 million), increased taxes, transportation and other costs ($0.6 million), increased overhead ($0.3 million), and decreased other proceeds ($0.1 million). See “Net Profits Income” below.

After adding interest income of $0, paying off the outstanding payable to Simmons Bank of $1,217,857, establishing an expense reserve of $652,451, and deducting administration expense of $333,419, distributable income for the six months ended June 30, 2022 was $0, or $0.000000 per unit of beneficial interest. Administration expense for the six months ended June 30, 2022 decreased $94,255 as compared to the same 2021 period, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, cash reserve and interest rates. For the six months ended June 30, 2021, distributable income was $0, or $0.000000 per unit.

Net Profits Income

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

-     oil and gas sales volumes,

-     oil and gas sales prices, and

-     costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months			Six Months
	Ended June 30 (a)		Increase	Ended June 30 (a)		Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	2,362,272	2,324,955	2%	4,828,246	4,894,561	(1%)
Average per day	26,542	26,123	2%	26,675	27,042	(1%)
Net profits interests	318,458	-	-	368,514	-	-

Oil (Bbls) (b)
Underlying properties	98,148	45,157	117%	148,997	98,755	51%
Average per day	1,103	507	118%	823	546	51%
Net profits interests	3,648	-	-	3,732	-	-

Average Sales Prices
Gas (per Mcf)	$6.33	$3.67	72%	$6.52	$3.49	87%
Oil (per Bbl)	$76.08	$58.79	29%	$75.75	$50.25	51%

Revenues
Gas sales	$14,944,684	$8,523,900	75%	$31,479,038	$17,058,283	85%
Oil sales	7,466,656	2,654,932	181%	11,286,552	4,962,292	127%

Total Revenues	22,411,340	11,178,832	100%	42,765,590	22,020,575	94%

Costs
Taxes, transportation and other	3,301,879	2,191,612	51%	5,733,949	4,930,879	16%
Production expense	4,562,858	3,445,982	32%	7,973,249	6,553,282	22%
Development costs	292,723	2,700,671	(89%)	1,180,043	2,716,067	(57%)
Overhead	3,185,596	3,082,636	3%	6,351,101	6,035,247	5%
Excess costs (c)	8,747,920	(155,871)	N/A	18,772,621	1,874,107	902%

Total Costs	20,090,976	11,265,030	78%	40,010,963	22,109,582	81%

Other Proceeds	32	86,198	(100%)	32	89,007	(100%)

Net Proceeds	2,320,396	-	-	2,754,659	-	-

Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$1,856,317	$-	-	$2,203,727	$-	-

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

The following are explanations of significant variances on the underlying properties from second quarter 2021 to second quarter 2022 and from the first six months of 2021 to the comparable period in 2022:

Sales Volumes

Gas

Gas sales volumes increased 2% for second quarter and decreased 1% for the six-month period as compared with the same 2021 periods primarily because of decreased downtime, and timing of cash receipts, partially offset by natural production decline.

Oil

Oil sales volumes increased 117% for second quarter and 51% for the six-month period as compared with the same 2021 periods primarily because of decreased downtime and timing of cash receipts, partially offset by natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Gas

The second quarter 2022 average gas price was $6.33 per Mcf, a 72% increase from the second quarter 2021 average gas price of $3.67 per Mcf. For the six-month period, the average gas price increased 87% to $6.52 per Mcf in 2022 from $3.49 per Mcf in 2021.

Oil

The second quarter 2022 average oil price was $76.08 per Bbl, a 29% increase from the second quarter 2021 average oil price of $58.79 per Bbl. The year-to-date average oil price increased 51% to $75.75 per Bbl in 2022 from $50.25 per Bbl in 2021.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs increased 51% for the second quarter and 16% for the six-month period primarily because of increased production and property taxes, and gas deductions, partially offset by receipt of Oklahoma production tax refunds.

Production Expense

Production expense increased 32% for the second quarter and 22% for the six-month period primarily because of increased repairs and maintenance costs, and timing of the annual Oklahoma Senate Bill 168 fee, partially offset by decreased labor costs.

Development Costs

Development costs decreased 89% for the second quarter and 57% for the six-month period primarily because of decreased drilling costs related to non-operated wells. Changes in oil or natural gas prices could impact future development plans on the underlying properties.

Overhead

Overhead increased 3% for the second quarter and 5% for the six-month period. Overhead is charged by XTO Energy and other operators for administrative expenses incurred to support operations of the underlying properties. Overhead fluctuates based on changes in the active well count and drilling activity on the underlying properties, as well as an annual cost level adjustment based on an industry index.

Excess Costs

If monthly costs exceed revenues for any conveyance, these excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from another conveyance. Underlying cumulative excess costs for the Kansas conveyance remaining as of June 30, 2022 totaled $0.8 million ($0.6 million net to Trust), including accrued interest of $0.5 million ($0.4 million net to Trust). For further information on excess costs, see Note 4 to Condensed Financial Statements.

Contingencies

For information on contingencies, see Note 3 to Condensed Financial Statements.

Forward-Looking Statements

Certain information included in this quarterly report and other materials filed, or to be filed, by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the Trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, potential asset sales or termination of the Trust, continued funding of Trust expenses by Simmons Bank, excess costs, reserve-to-production ratios, future production, development activities and associated operating expenses, future development plans by area, increased density drilling, maintenance projects, development, production, regulatory and other costs, oil and gas prices and expectations for future demand, the impact of inflation and economic downturns on economic activity, government policy and its impact on oil and gas prices and future demand, pricing differentials, proved reserves, future net cash flows, production levels, expense reserve budgets, availability of financing, arbitration, litigation, political and regulatory matters, such as tax and environmental policy, climate policy, trade barriers, sanctions, war, and competition. Such forward-looking statements are based on XTO Energy’s and the Trustee’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “may,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “should,” “could,” “would,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict, including those detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021, which is incorporated by this reference as though fully set forth herein. Therefore, actual financial and operational results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. XTO Energy and the Trustee assume no duty to update these statements as of any future date.

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

The reduction in the Trust’s share of net proceeds from the portion of the settlement amount the Panel has ruled may be charged against the Oklahoma conveyance would result in excess costs under the Oklahoma conveyance that would likely result in no distributions under the Oklahoma conveyance while these excess costs are recovered. This award completes the portion of the arbitration related to the Chieftain settlement.

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

HUGOTON ROYALTY TRUST
By SIMMONS BANK, TRUSTEE

By	/s/ NANCY WILLIS
Nancy Willis
Vice President

EXXON MOBIL CORPORATION

Date: August 12, 2022	By	/s/ DAVID LEVY
David Levy
Vice President - Upstream Business Services