Form 10-Q
period 2022-09-30
HUGOTON ROYALTY TRUST
filed 2022-11-14
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of November 1, 2022

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Unless specified otherwise, all amounts included herein are presented in U.S. dollars. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Hugoton Royalty Trust at September 30, 2022 and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2022 and 2021 have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	September 30, 2022	December 31, 2021

ASSETS

Cash and short-term investments (a)	$3,341,477	$660,000

Interest to be received	2,603	-

Net profits interests in oil and gas properties - net (Note 1)	-	-

	$3,344,080	$660,000

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$2,344,080	$-

Performance guarantee deposit (a)	-	660,000

Expense reserve (b)	1,000,000	-

Accounts payable to Simmons Bank (c)	-	1,217,857

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	-	(1,217,857)

	$3,344,080	$660,000

(a)

As of December 31, 2021, the only cash and short-term investments held by the Trust was the performance guarantee deposit paid by XTO Energy equal to 10% of the purchase price per Section 3.02 of the purchase and sale agreement. Effective August 22, 2022, the Trustee and XTO Energy mutually agreed to terminate the purchase and sale agreement. As a result of the termination, the Trustee refunded the deposit paid by XTO Energy, together with interest.

(b)	The expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income.
(c)	As of December 31, 2021, Simmons Bank, the Trustee, had paid expenses for the Trust, subject to its rights to be indemnified and reimbursed pursuant to the terms of the Trust indenture.

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021

Net profits income	$9,440,853	$-	$11,644,580	$-

Interest income	3,364	-	3,364	-

Total income	9,444,217	-	11,647,944	-

Administration expense	132,309	244,124	465,728	671,798

Cash reserves withheld (used) for Trust expenses	347,549	-	1,000,000	-

Change in accounts payable to Simmons Bank (increase)/decrease	-	(244,124)	1,217,857	(671,798)

Distributable income	$8,964,359	$-	$8,964,359	$-

Distributable income per unit (40,000,000 units)	$0.224109	$0.000000	$0.224109	$0.000000

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021

Trust corpus, beginning of period	$-	$(710,043)	$(1,217,857)	$(282,369)

Distributable income	8,964,359	-	8,964,359	-

Distributions declared	(8,964,359)	-	(8,964,359)	-

Change in accounts payable to Simmons Bank (increase)/decrease	-	(244,124)	1,217,857	(671,798)

Trust corpus, end of period	$-	$(954,167)	$-	$(954,167)

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

Liquidity and Going Concern

The accompanying condensed financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on a going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. Between April 2018 and October 2020, accumulated excess costs for the Kansas, Oklahoma and Wyoming conveyances resulted in insufficient net proceeds to the Trust versus its current and anticipated expenses and a reduction in the Trust’s expense reserve to zero. Following depletion of the expense reserve, ongoing expenses and accumulated excess costs continued to result in no net proceeds to the Trust through February 2022. These conditions raised substantial doubt about the Trust’s ability to continue as a going concern as the Trust did not have sufficient cash to meet its obligations during the one year period after the dates that the financial statements were issued. Factors attributable to the cash shortage were primarily the previously disclosed development costs to drill four horizontal wells in Major County, Oklahoma, lower oil and gas prices during 2019 and 2020, and excess cost positions on the Kansas, Oklahoma and Wyoming conveyances which resulted in no unitholder distributions since March 2018. All conveyances have now received enough net profits income to recoup all of the excess costs in those conveyances plus the accrued interest. The net profits income received was also sufficient to reimburse Simmons Bank for the administrative expenses that it advanced after the expense reserve was depleted in October 2020 and fund the expense reserve. As of the July 2022 distribution announcement, the expense reserve has been replenished to $1,000,000. The Trustee does not currently anticipate any increase to the cash reserve in 2022. On May 18, 2021, the arbitration panel issued its second interim final award over the amount of XTO Energy’s settlement in the Chieftain class action lawsuit that can be charged to the Trust as a production cost which XTO Energy has estimated to be approximately $14.6 million net to the Trust after the arbitration panel has determined the remaining claims and issued its final award. This adjustment would likely result in the Oklahoma conveyance returning to an excess cost position for a period of time. Excess costs on the Oklahoma conveyance would not affect net proceeds to the Trust from the Kansas or Wyoming conveyances. The Trustee has prepared a preliminary budget estimating the administrative expenses for the year ending December 31, 2022 and the eleven months ending November 30, 2023 which assumes no cash inflow from net profits income other than the payments received from March 2022 through October 2022 totaling approximately $14,921,000. Based on the above assumptions, the Trustee believes that the Trust would be able to meet its financial obligations for the one-year period after the financial statements are issued.

During the period of time in which the Trust received no net profits income, the Trustee reviewed the Trust’s alternatives to continuing as a going concern, which included a potential sale of the Trust’s assets and/or termination of the Trust. On July 2, 2021, the Trustee announced that it had entered into a purchase and sale agreement with XTO Energy pursuant to which XTO Energy would acquire for $6,600,000 in cash the net overriding royalty interest created pursuant to the net profits interest conveyances held by the Trust and certain other assets constituting substantially all of the assets of the Trust.

The consummation of the sale of the assets was subject to the satisfaction of customary closing conditions, including approval of the sale from holders of units of beneficial interest in the Trust (“Units”) holding Units representing eighty percent (80%) or more of all the Units outstanding, or a final judicial determination authorizing the Trustee to consummate the sale of the assets. The Trustee held a Special Meeting of unitholders on December 10, 2021 for the purpose of approving the sale of assets. The sale was not approved by unitholders.

Execution of the purchase and sale agreement followed a process previously announced by the Trust whereby the Trustee had engaged a third party to market the Trust’s assets.

Effective August 22, 2022, the Trustee and XTO Energy mutually agreed to terminate the purchase and sale agreement. As a result of the termination, the Trustee refunded the deposit paid by XTO Energy, together with interest.

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

The reduction in the Trust’s share of net proceeds from the portion of the settlement amount the Panel has ruled may be charged against the Oklahoma conveyance would result in excess costs under the Oklahoma conveyance that would likely result in no distributions under the Oklahoma conveyance while these excess costs are recovered. This award completes the portion of the arbitration related to the Chieftain settlement. Excess costs on any individual conveyance would not affect net proceeds to the Trust on any of the other remaining conveyances.

Other Trustee claims related to disputed amounts on the computation of the Trust’s net proceeds for 2014 through 2019 and 2021 were bifurcated from the initial arbitration. Pursuant to the purchase and sale agreement entered into between the Trustee and XTO Energy, the parties had agreed to stay the arbitration from the date of execution of the purchase and sale agreement to the earlier of the termination of the purchase and sale agreement or closing date of the sale of assets. Effective August 22, 2022, the Trustee and XTO Energy mutually agreed to terminate the purchase and sale agreement. As a result of the termination, the stay of these arbitration proceedings between XTO Energy and the Trustee with respect to the Trust is lifted. The arbitration proceedings have recommenced and the hearing is currently scheduled for May 30-31, 2023.

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

The following summarizes excess costs activity, cumulative excess costs balance and accrued interest to be recovered by conveyance as calculated by XTO Energy:

	Underlying
	KS	OK	WY	Total

Cumulative excess costs remaining at 12/31/21	$2,965,031	$12,013,867	$1,238,589	$16,217,487
Net excess costs (recovery) for the quarter ended 3/31/22	(372,634)	(8,110,921)	(1,238,589)	(9,722,144)
Net excess costs (recovery) for the quarter ended 6/30/22	(2,331,946)	(3,902,946)	-	(6,234,892)
Net excess costs (recovery) for the quarter ended 9/30/22	(260,451)	-	-	(260,451)

Cumulative excess costs remaining at 9/30/22	-	-	-	-
Accrued interest at 9/30/22	-	-	-	-

Total remaining to be recovered at 9/30/22	$-	$-	$ -	$-

	NPI
	KS	OK	WY	Total

Cumulative excess costs remaining at 12/31/21	$2,372,024	$9,611,095	$990,871	$12,973,990
Net excess costs (recovery) for the quarter ended 3/31/22	(298,107)	(6,488,737)	(990,871)	(7,777,715)
Net excess costs (recovery) for the quarter ended 6/30/22	(1,865,556)	(3,122,358)	-	(4,987,914)
Net excess costs (recovery) for the quarter ended 9/30/22	(208,361)	-	-	(208,361)

Cumulative excess costs remaining at 9/30/22	-	-	-	-
Accrued interest at 9/30/22	-	-	-	-

Total remaining to be recovered at 9/30/22	$-	$-	$ -	$-

For the quarter ended September 30, 2022, net recoveries of excess costs were $260,451 ($208,361 net to the Trust) and recoveries of accrued interest were $501,345 ($401,076 net to the Trust) on properties underlying the Kansas net profits interests.

There are no cumulative excess costs balances remaining for any conveyance as of September 30, 2022.

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

6. Subsequent Events

Development Costs

XTO Energy has advised the Trustee that it has elected to participate in the development of a non-operated well in Major County, Oklahoma. The well was proposed by Comanche Exploration Co. LLC under a joint operating agreement. XTO Energy has advised the Trustee that development costs for the well are anticipated to be approximately $5 million underlying ($4 million net to the Trust), and that drilling has begun and is expected to be completed in the first quarter of 2023. However, no assurances can be made as to the estimated costs or timing to complete the well.

Trustee Resignation

On October 21, 2022, the Trustee announced that it has entered into an agreement with Argent Trust Company, a Tennessee chartered trust company (“Argent”), pursuant to which the Trustee will be resigning as trustee of the Trust and will nominate Argent as successor trustee of the Trust. The Trustee’s resignation as trustee, and Argent’s appointment as successor trustee, are subject to certain conditions set forth in the agreement, including approval by the unitholders of the Trust (or a court) of (i) Argent’s appointment as successor trustee and (ii) any amendments to the indenture of the Trust necessary to permit Argent to serve as successor trustee.

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

Distributable Income

Quarter

For the quarter ended September 30, 2022, net profits income was $9,440,853 as compared to $0 for third quarter 2021 primarily due to higher oil and gas prices ($11.4 million), and net excess costs activity ($4.4 million), partially offset by decreased oil and gas production ($4.4 million), increased production expenses ($1.0 million), increased taxes, transportation and other costs ($0.7 million), increased development costs ($0.2 million), and increased overhead ($0.1 million). See “Net Profits Income” below.

After adding interest income of $3,364, increasing the expense reserve $347,549, and deducting administration expense of $132,309, distributable income for the quarter ended September 30, 2022 was $8,964,359, or $0.224109 per unit of beneficial interest. Administration expense for the quarter decreased $111,815 as compared to the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, cash reserve and interest rates. For third quarter 2021, distributable income was $0, or $0.000000 per unit.

Distributions to unitholders for the quarter ended September 30, 2022 were:

Record Date	Payment Date	Distribution per Unit
July 29, 2022	August 12, 2022	$0.068699
August 31, 2022	September 15, 2022	0.096808
September 30, 2022	October 17, 2022	0.058602

		$0.224109

Nine Months

For the nine months ended September 30, 2022, net profits income was $11,644,580 compared with $0 for the same 2021 period primarily due to higher oil and gas prices ($24.3 million), increased oil production ($1.4 million), and decreased development costs ($1.1 million), partially offset by net excess costs activity ($9.1 million), increased production expenses ($2.2 million), decreased gas production ($2.1 million), increased taxes, transportation and other costs ($1.4 million), increased overhead ($0.3 million), and decreased other proceeds ($0.1 million). See “Net Profits Income” below.

After adding interest income of $3,364, paying off the outstanding payable to Simmons Bank of $1,217,857, establishing an expense reserve of $1,000,000, and deducting administration expense of $465,728, distributable income for the nine months ended September 30, 2022 was $8,964,359, or $0.224109 per unit of beneficial interest. Administration expense for the nine months ended September 30, 2022 decreased $206,070 as compared to the same 2021 period, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, cash reserve and interest rates. For the nine months ended September 30, 2021, distributable income was $0, or $0.000000 per unit.

Net Profits Income

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

-	oil and gas sales volumes,

-	oil and gas sales prices, and

-	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended September 30 (a)		Increase (Decrease)	Nine Months Ended September 30 (a)		Increase (Decrease)
	2022	2021		2022	2021
Sales Volumes
Gas (Mcf) (b)
Underlying properties	2,457,484	2,762,949	(11%)	7,285,730	7,657,510	(5%)
Average per day	26,712	30,032	(11%)	26,688	28,049	(5%)
Net profits interests	1,064,656	-	-	1,433,170	-	-
Oil (Bbls) (b)
Underlying properties	51,005	80,514	(37%)	200,002	179,269	12%
Average per day	554	875	(37%)	733	657	12%
Net profits interests	25,397	-	-	29,129	-	-

Average Sales Prices
Gas (per Mcf)	$ 7.73	$ 3.82	102%	$ 6.93	$ 3.61	92%
Oil (per Bbl)	$104.54	$62.18	68%	$83.09	$55.61	49%

Revenues
Gas sales	$18,995,538	$10,553,160	80%	$50,474,576	$27,611,443	83%
Oil sales	5,332,099	5,006,440	7%	16,618,651	9,968,732	67%

Total Revenues	24,327,637	15,559,600	56%	67,093,227	37,580,175	79%

Costs
Taxes, transportation and other	3,636,208	2,724,804	33%	9,370,157	7,655,683	22%
Production expense	4,738,010	3,452,989	37%	12,711,259	10,006,271	27%
Development costs	239,373	39,707	503%	1,419,416	2,755,774	(48%)
Overhead	3,151,184	3,050,109	3%	9,502,285	9,085,356	5%
Excess costs (c)	761,796	6,299,933	(88%)	19,534,417	8,174,040	139%

Total Costs	12,526,571	15,567,542	(20%)	52,537,534	37,677,124	39%

Other Proceeds	-	7,942	-	32	96,949	(100%)

Net Proceeds	11,801,066	-	-	14,555,725	-	-

Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$9,440,853	$-	-	$11,644,580	$-	-

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

The following are explanations of significant variances on the underlying properties from third quarter 2021 to third quarter 2022 and from the first nine months of 2021 to the comparable period in 2022:

Sales Volumes

Gas

Gas sales volumes decreased 11% for third quarter primarily because of natural production decline, and timing of cash receipts. Gas sales volumes decreased 5% for the nine-month period as compared with the same 2021 periods primarily because of natural production decline, partially offset by timing of cash receipts, and decreased downtime.

Oil

Oil sales volumes decreased 37% for third quarter primarily because of timing of cash receipts, and natural production decline. Oil sales volumes increased 12% for the nine-month period as compared with the same 2021 periods primarily because of timing of cash receipts, and decreased downtime, partially offset by natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Gas

The third quarter 2022 average gas price was $7.73 per Mcf, up 102% from the third quarter 2021 average gas price of $3.82 per Mcf. For the nine-month period, the average gas price increased 92% to $6.93 per Mcf in 2022 from $3.61 per Mcf in 2021.

Oil

The third quarter 2022 average oil price was $104.54 per Bbl, up 68% from the third quarter 2021 average oil price of $62.18 per Bbl. For the nine-month period, the average oil price increased 49% to $83.09 per Bbl in 2022 from $55.61 per Bbl in 2021.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs increased 33% for the third quarter and 22% for the nine-month period primarily because of increased production and property taxes, and gas deductions, partially offset by receipt of production tax refunds.

Production Expense

Production expense increased 37% for the third quarter and 27% for the nine-month period primarily because of increased repairs and maintenance, and plug and abandonment expense, partially offset by decreased labor costs, and timing of the annual Oklahoma Senate Bill 168 fee.

Development Costs

Development costs increased 503% for the third quarter primarily due to equipment purchases in Wyoming. Development costs decreased 48% for the nine-month period primarily because of timing of drilling costs related to non-operated wells. Changes in oil or natural gas prices could impact future development plans on the underlying properties.

XTO Energy has advised the Trustee that it has elected to participate in the development of a non-operated well in Major County, Oklahoma. The well was proposed by Comanche Exploration Co. LLC under a joint operating agreement. XTO Energy has advised the Trustee that development costs for the well are anticipated to be approximately $5 million underlying ($4 million net to the Trust), and that drilling has begun and is expected to be completed in the first quarter of 2023. No assurances can be made as to the estimated costs or timing to complete the well.

Overhead

Overhead increased 3% for the third quarter and 5% for the nine-month period. Overhead is charged by XTO Energy and other operators for administrative expenses incurred to support operations of the underlying properties. Overhead fluctuates based on changes in the active well count and drilling activity on the underlying properties, as well as an annual cost level adjustment based on an industry index.

Excess Costs

If monthly costs exceed revenues for any conveyance, these excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from another conveyance. There are no cumulative excess costs balances remaining for any conveyance as of September 30, 2022. For further information on excess costs, see Note 4 to Condensed Financial Statements.

Contingencies

For information on contingencies, see Note 3 to Condensed Financial Statements.

Forward-Looking Statements

Certain information included in this quarterly report and other materials filed, or to be filed, by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the Trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, potential asset sales or termination of the Trust, excess costs, reserve-to-production ratios, future production, development activities and associated operating expenses, future development plans by area, increased density drilling, maintenance projects, development, production, regulatory and other costs, oil and gas prices and expectations for future demand, the impact of inflation and economic downturns on economic activity, government policy and its impact on oil and gas prices and future demand, the development and competitiveness of alternative energy sources, pricing differentials, proved reserves, future net cash flows, production levels, expense reserve budgets, availability of financing, arbitration, litigation, liquidity, financing, political and regulatory matters, such as tax and environmental policy, climate policy, trade barriers, sanctions, competition, war and other political or security disturbances. Such forward-looking statements are based on XTO Energy’s and the Trustee’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “may,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “should,” “could,” “would,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict, including those detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021, which is incorporated by this reference as though fully set forth herein. Therefore, actual financial and operational results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. XTO Energy and the Trustee assume no duty to update these statements as of any future date.

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

Other Trustee claims related to disputed amounts on the computation of the Trust’s net proceeds for 2014 through 2019 and 2021 were bifurcated from the initial arbitration and will be heard at a later date, which is still to be determined should the arbitration proceed. Pursuant to the purchase and sale agreement entered into between the Trustee and XTO Energy, the parties had agreed to stay the arbitration from the date of execution of the purchase and sale agreement to the earlier of the termination of the purchase and sale agreement or closing date of the sale of assets. Effective August 22, 2022, the Trustee and XTO Energy mutually agreed to terminate the purchase and sale agreement. As a result of the termination, the stay of these arbitration proceedings between XTO Energy and the Trustee with respect to the Trust is lifted. The arbitration proceedings have recommenced and the hearing is currently scheduled for May 30-31, 2023.

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

HUGOTON ROYALTY TRUST By SIMMONS BANK, TRUSTEE

By	/S/ NANCY WILLIS
Nancy Willis
Vice President

EXXON MOBIL CORPORATION

Date: November 14, 2022	By	/S/ DAVID LEVY
David Levy
Vice President - Upstream Business Services