Form 10-K
period 2022-12-31
HUGOTON ROYALTY TRUST
filed 2023-03-30
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                  .

Commission File No. 1-10476

Hugoton Royalty Trust

(Exact name of registrant as specified in its charter)

Texas	58-6379215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Corporate Trustee:
Simmons Bank 2911 Turtle Creek Blvd, Suite 850 Dallas, Texas 75219	75219
(Address of principal executive offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of units of beneficial interest held by non-affiliates of the registrant at June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $68.4 million.

The number of units of beneficial interest outstanding as of March 13, 2023 was 40,000,000.

HUGOTON ROYALTY TRUST

2022 ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1. BUSINESS

Hugoton Royalty Trust (the “Trust”) is an express trust created under the laws of Texas pursuant to the Hugoton Royalty Trust Indenture entered into on December 1, 1998 between XTO Energy Inc. (formerly known as Cross Timbers Oil Company and, hereafter, “XTO Energy”), as grantor, and NationsBank, N.A., as Trustee. Simmons Bank (the “Trustee”) is now the Trustee of the Trust. Effective December 30, 2022, Argent Trust Company began serving as agent for the Trustee.

On October 21, 2022, Simmons Bank, as Trustee, submitted a notice of resignation as trustee of the Trust to the unitholders. The Trustee’s notice of resignation stated that it would nominate Argent Trust Company, a Tennessee chartered trust company (“Argent”), as its potential successor. The Trustee’s resignation as trustee, and Argent’s appointment as successor trustee, are subject to certain conditions set forth in an agreement between Simmons Bank and Argent, including approval by the unitholders of the Trust (or a court) of (i) Argent’s appointment as successor trustee and (ii) any amendments to the indenture of the Trust necessary to permit Argent to serve as successor trustee.

At a special meeting of the Trust’s unitholders held February 23, 2023, the unitholders of the Trust voted to approve the appointment of Argent Trust Company as successor trustee to serve as trustee of the Trust once the resignation of Simmons Bank, the current Trustee of the Trust, takes effect. The proposal regarding related amendments to the indenture of the Trust did not receive sufficient votes for approval. The effective date of the Trustee’s resignation will depend on the satisfaction or waiver of the conditions set forth in the Trustee’s notice of resignation and the Trust’s definitive proxy statement, including approval of amendments to the Trust indenture (whether by unitholder approval or a court) necessary to permit Argent to serve as successor trustee.

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

The Trust’s monthly cash distributions are highly dependent upon the prices realized from the sale of natural gas and oil. Oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and XTO Energy. Factors that contribute to price fluctuations include instability in oil-producing regions, worldwide economic conditions, weather conditions, trade barriers, political instability, public health concerns, such as COVID-19, the supply of domestic and foreign oil, natural gas and natural gas liquids, consumer demand, the price and availability of alternative fuels, the proximity to, and capacity of, transportation facilities and the effect of worldwide energy conservation measures. Moreover, government regulations, such as regulation of natural gas transportation and price controls, environmental regulations, production restrictions, or trade barriers, can affect product prices. Oil and natural gas prices fluctuated widely over the recent past and may vary significantly from period to period, including by the rate of recovery from the COVID-19 pandemic, as well as the occurrence and severity of future outbreaks, the responsive actions taken by governments and others, and the resulting effects on regional and global markets and economies. Further, a significant decline in current oil or natural gas prices or lower anticipated long-term prices could have a material adverse effect on the amount of oil and natural gas that is economic to produce, Trust net profits (and therefore cash available for distribution to unitholders) and proved reserves attributable to the Trust’s interests. Adjustments impacting volume or value could also impact the reported natural gas and oil prices. The volatility of energy prices reduces the predictability of future cash distributions to Trust unitholders.

Higher production expense and/or development costs, without concurrent increases in revenue, will directly decrease the net proceeds payable to the Trust. Certain claimed production expenses by XTO Energy may reduce or eliminate distributions to unitholders for extended periods of time.

Production expense and development costs are deducted in the calculation of the Trust’s share of net proceeds. Accordingly, higher or lower production expense and development costs, without concurrent changes in revenue, will directly decrease or increase the amount received by the Trust. If development costs and production expense for underlying properties in a particular state exceed the production proceeds from the properties (as was the case with respect to the properties underlying all three of the Trust’s conveyances for all of 2020 and 2021), the Trust will not receive net profits income for those properties until future net proceeds from production in that state exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs. Additionally, XTO Energy has advised the Trustee that total budgeted development costs for the underlying properties are between $10 million and $11 million for 2023 which could exceed revenues for the underlying conveyances. See Item 2. Properties.

As described in Note 8 – Contingencies to the Notes to Financial Statements, XTO Energy advised the Trustee that it believes a portion of the settlement it has reached in the Chieftain Royalty Company v. XTO Energy Inc. class action lawsuit relates to the Trust. On July 27, 2018, the final plan of allocation was approved by the court. Based on the final plan of allocation, XTO Energy advised the Trustee that it believes approximately $24.3 million in additional production costs should be allocated to the Trust. On May 2, 2018, the Trustee submitted a demand for arbitration seeking a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Trust’s payments now or in the future as a result of the Chieftain litigation. The Trust and XTO Energy conducted the interim hearing on the claims related to the Chieftain settlement on October 12-13, 2020. In the arbitration, the Trustee contended that the approximately $24.3 million allocation related to the Chieftain settlement was not a production cost and, therefore, there should not be a related adjustment to the Trust’s share of net proceeds. However, XTO Energy contended that the approximately $24.3 million was a production cost and should reduce the Trust’s share of net proceeds.

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

Other Trustee claims related to disputed amounts on the computation of the Trust’s net proceeds for 2014 through 2019 and 2021 were bifurcated from the initial arbitration. Pursuant to the purchase and sale agreement entered into between the Trustee and XTO Energy, the parties had agreed to stay the arbitration from the date of execution of the purchase and sale agreement to the earlier of the termination of the purchase and sale agreement or closing date of the sale of assets. Effective August 22, 2022, the Trustee and XTO Energy mutually agreed to terminate the purchase and sale agreement. As a result of the termination, the stay of these arbitration proceedings between XTO Energy and the Trustee with respect to the Trust was lifted, and the arbitration proceedings recommenced. The proceedings have been abated pending a determination as to whether Argent Trust Company will become the successor trustee. See Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – Note 8 – Contingencies for additional information.

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

The sale of the remaining net profits interests and the termination of the Trust will be taxable events to the Trust unitholders. Generally, Trust unitholders will realize gain or loss equal to the difference between the amount realized on the sale and termination of the Trust and their adjusted basis in such units. Gain or loss realized by a Trust unitholder who is not a dealer with respect to such units and who has a holding period for the units of more than one year will be treated as long-term capital gain or loss except to the extent of any depletion recapture amount, which must be treated as ordinary income. Other federal and state tax issues concerning the Trust are discussed under Item 2 and Note 6 to the Trust’s financial statements, which are included herein. Trust unitholders should consult their own tax advisor regarding all Trust tax compliance matters.

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

The financial statements of the Trust are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles (U.S. GAAP). Although this basis of accounting is permitted for royalty trusts by the Securities and Exchange Commission, the financial statements of the Trust differ from U.S. GAAP financial statements because net profits income is not accrued in the month of production, expenses are not recognized when incurred and cash reserves may be established for certain contingencies that would not be recorded in U.S. GAAP financial statements. See Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – Note 2 Basis of Accounting for additional information.

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

Drilling oil and natural gas wells involves numerous risks, including the risk that commercially productive oil and natural gas reservoirs are not encountered. The presence of unanticipated pressures or irregularities in formations, miscalculations or accidents may cause drilling activities to be unsuccessful. In addition, there is often uncertainty as to the future cost or timing of drilling, completing and operating wells. Further, development activities may be curtailed, delayed or canceled as a result of a variety of factors, including:

1.	reduced oil or natural gas prices;
2.	unexpected drilling conditions;
3.	title problems;
4.	restricted access to land for drilling or laying pipeline;
5.	pressure or irregularities in formations;
6.	equipment failures or accidents;
7.	adverse weather conditions, natural disasters or public health events; and
8.	costs of, or shortages or delays in the availability of, drilling rigs, labor, tubular materials, and equipment.

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

U.S. federal tax reform legislation informally known as the Tax Cuts and Jobs Act (TCJA) was enacted December 22, 2017, and made significant changes to the federal income tax rules applicable to both individuals and entities, including changes to the effective tax rate on a Trust unitholder’s allocable share of certain income from the Trust. The TCJA is complex and Trust unitholders should consult their tax advisor regarding the TCJA and its effect on an investment in Trust units. In addition, the current administration has generally proposed repealing fossil fuel tax subsidies, which could impact certain tax benefits available to Trust unitholders.

Any modification to the U.S. federal income tax laws or interpretations thereof may be applied retroactively and could adversely affect our business, financial condition or results of operations. The Trust is unable to predict whether any changes or other proposals will ultimately be enacted, or whether any adverse interpretations will be used. Any such changes or interpretations could negatively impact the value of an investment in the Trust units.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2022, the Trust did not have any unresolved Securities and Exchange Commission staff comments.

ITEM 2. PROPERTIES

The net profits interests are the principal asset of the Trust. The Trustee cannot acquire any other assets, with the exception of certain short-term investments as specified under Item 1. Business. The Trustee may sell or otherwise dispose of all or any part of the net profits interests if approved by a vote of holders of 80% or more of the outstanding Trust units, or upon termination of the Trust. Otherwise, the Trust is required to sell up to 1 percent of the value of the net profits interests in any calendar year, pursuant to notice from XTO Energy of its desire to sell the related underlying properties. Any sale must be for cash with 80% of the proceeds distributed to the unitholders on the next declared distribution. All the underlying properties are currently owned by XTO Energy. XTO Energy may sell all or any portion of the underlying properties at any time, subject to and burdened by the net profits interests.

The underlying properties are predominantly gas-producing properties with established production histories in the Hugoton area of Oklahoma and Kansas, the Anadarko Basin of Oklahoma and the Green River Basin of Wyoming. The average reserve-to-production index for the underlying properties as of December 31, 2022 is approximately 13 years. This index is calculated using total proved reserves and estimated 2023 production for the underlying properties. The projected 2023 production is from proved developed producing reserves as of December 31, 2022. Based on estimated future net cash flows at 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, the future net cash flows from proved reserves of the underlying properties are approximately 81 percent natural gas and 19 percent oil. XTO Energy operates approximately 95 percent of the underlying properties.

Because the underlying properties are working interests, production expense, development costs and overhead are deducted in calculating net profits income. As a result, net profits income is affected by the level of maintenance and development activity on the underlying properties. See Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations. Total 2022 development costs deducted for the underlying properties were $2.4 million, a decrease of 19 percent from the prior year. XTO Energy has informed the Trustee that total 2023 budgeted development costs for the underlying properties are between $10 million and $11 million. The increase in the development cost budget from prior years is primarily due to expected participation in the development of three to four non-operated wells in Major County, Oklahoma, one of which was previously disclosed in other filings. Changes in oil or natural gas prices could impact future development plans on the underlying properties.

Significant Properties

Hugoton Area

Natural gas was discovered in the Hugoton area in 1922. With an estimated five million productive acres covering parts of Texas, Oklahoma and Kansas, the Hugoton area is one of the largest domestic natural gas producing areas. During 2022, daily sales volumes from the underlying properties in the Hugoton area averaged approximately 5,900 Mcf of gas and 160 Bbls of oil.

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

Within this area, XTO Energy did not drill any new wells or perform any workovers in 2022. XTO Energy has informed the Trustee that it does not plan to drill any new wells or perform any workovers during 2023.

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

Effective May 1, 2014, XTO Energy entered into a gas sales and processing contract with DCP Midstream, L.P. to process all gas production from its wells attached to the Timberland Gathering System in Seward County, Kansas and in Texas and Beaver Counties, Oklahoma. XTO Energy has advised the Trustee that the system collects approximately 7,000 Mcf per day, of which the majority of its throughput is from underlying properties. XTO Energy receives 100% of the net value for residue gas based upon a price per MMBtu of Panhandle Eastern Pipe Line Company index. Under this contract DCP is entitled to charge a processing fee of $0.25 per Delivery Point MMBtu and a helium processing fee of $0.05 per 97% Delivery Point Mcf in addition to other deductions such as for fuel and transportation. XTO Energy has exercised its contractual right to take in kind and sell its NGLs and helium. XTO Energy sells 100% of the net value for any recovered NGLs to an ExxonMobil affiliate at Conway pricing as posted by Oil Price Information Services minus an adjusted base differential. XTO Energy sells the helium to Air Products and Chemicals, Inc. and Air Products Helium, Inc. under a pricing formula based upon the open market crude helium sales price established by the U.S. Bureau of Land Management. Timberland Gathering & Processing Company, Inc. (“Timberland”), an affiliate of XTO Energy, provides gathering from the wellhead to DCP’s gathering system for a fee of $0.75 per Mcf of gas delivered by XTO Energy. The sales contract with DCP Midstream, L.P. has passed its primary term date of March 31, 2019, and is currently being renewed annually on an evergreen basis, and can be canceled by either party upon 180 days written notice.

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

Anadarko Basin

Oil and gas accumulations were discovered in the Anadarko Basin of western Oklahoma in 1945. XTO Energy is one of the largest producers in the Ringwood, Northwest Okeene and Cheyenne Valley fields of Major County, the Northeast Cedardale field of Woodward County and the Elk City field of Beckham County, the principal producing regions of the underlying properties in the Anadarko Basin. Daily sales volumes from the underlying properties in the Anadarko Basin averaged approximately 11,900 Mcf of gas and 500 Bbls of oil in 2022.

The fields in the Major County area are characterized by oil and gas production from a variety of structural and stratigraphic traps. Productive zones include the Oswego, Red Fork, Inola, Chester, Manning, Mississippian, Hunton and Arbuckle formations. Within this area, XTO Energy did not drill any wells or perform any workovers in 2022. XTO Energy has informed the Trustee that it does not plan to drill any new wells but may perform two workovers in Major County during 2023.

The fields within Woodward County are characterized primarily by gas production from a variety of structural and stratigraphic traps. Productive zones include the Cottage Grove, Oswego, Chester and Mississippian formations. Within this area, XTO Energy did not drill any wells or perform any workovers in 2022. XTO Energy has informed the Trustee that it does not plan to drill any new wells or perform any workovers in Woodward County during 2023.

The Elk City field on the eastern edge of Beckham County produces oil and gas from a structural anticline with stratigraphic trapping features. Production zones include the Hoxbar, Atoka and Morrow formations. Within this area, XTO Energy did not drill any wells or perform any workovers in 2022. XTO Energy has informed the Trustee that it does not plan to drill any new wells but may perform one workover within the Elk City field during 2023.

XTO Energy’s future development plans for the underlying properties in the Anadarko Basin may include:

1.	mechanical stimulation of existing wells;
2.	installing artificial lift;
3.	opening new producing zones in existing wells;
4.	deepening existing wells to new producing zones; and
5.	future drilling of additional wells.

A gathering subsidiary of XTO Energy operates a 300-mile gathering system and pipeline in the Major County area. The gathering subsidiary and a third-party processor purchase natural gas produced at the wellhead from XTO Energy and other producers in the area under various agreements, most of which were entered into in the 1960’s and 1970’s, and which include life-of-production terms such that the contracts will continue until there is no further production from the underlying properties, unless the production declines so that it is no longer economical to take the gas. The gathering subsidiary and the third-party processor are required to take certain minimum volumes of the gas produced but have been taking all of the volumes produced for over ten years. The gathering subsidiary gathers and transports the gas to a third-party processor, which processes the gas and pays XTO Energy and other producers for at least 50% of the liquids processed based upon a weighted average sales price less transportation charges, which price may vary in the event of inadequate markets. After the gas is processed, the gathering subsidiary transports the gas via a residue pipeline to a connection with an interstate pipeline. The gathering subsidiary pays XTO Energy for the residue gas based upon a weighted average price from downstream sales to third parties, which price will vary monthly based upon market conditions. The gathering subsidiary pays this price to XTO Energy less a compression and gathering fee of approximately $0.31 per Mcf of residue gas. This gathering fee was previously approved by the Federal Energy Regulatory Commission when the gathering subsidiary was regulated. As of December 31, 2022, the gathering system was collecting approximately 6,250 Mcf per day, approximately 75% of which are operated by XTO Energy. Estimated capacity of the gathering system is 21,000 Mcf per day. The gathering subsidiary also provides contract operating services to properties in Woodward County, collecting approximately 2,500 Mcf per day, for an average fee of approximately $0.39 per Mcf.

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

Daily 2022 sales volumes from the underlying properties in the Fontenelle field averaged approximately 8,900 Mcf of natural gas and 20 Bbls of oil. XTO Energy did not drill any wells or perform any workovers in the Green River Basin in 2022. XTO Energy has advised the Trustee that it does not plan to drill any new wells or perform any workovers in the Green River Basin during 2023. XTO Energy has advised the Trustee that it is continuing its efforts to reduce pipeline pressure which has shown potential for increasing production and extending field life in the Fontenelle field.

Potential development activities for the underlying properties in this area include:

1.	installing artificial lift;
2.	restimulating producing intervals utilizing new technology;
3.	additional compression to lower line pressures; and
4.	opening new producing zones in existing wells.

XTO Energy markets the gas produced from the Fontenelle field and nearby properties under various marketing arrangements. Under the agreement covering the majority of the gas sold, XTO Energy compresses the gas on the lease, transports it off the lease and compresses the gas again prior to entry into the gas plant pipeline. The pipeline transports the gas to the gas plant, where the gas is processed, then redelivered to XTO Energy. The owner of the gas plant and related pipeline charges XTO Energy for operational fuel and processing and has agreed to accept certain volumes, which amounts can be adjusted by the owner. The owner may be able to cease taking volumes if it has valid unaddressed concerns regarding the creditworthiness of XTO Energy. In 2022, the fuel charge was approximately 1% of the volumes produced and the fee was approximately $0.13 per MMBtu. These charges are adjusted annually based upon a published governmental economic index, and the contract renews on a year-to-year basis. XTO Energy transports and sells this gas directly to the markets based on a spot sales price on a month-to-month term, and the volumes to be sold are generally determined upon a monthly basis. These contracts may be terminated by either party if there are credit issues with the other party. The gas not sold under the above arrangement may be gathered and sold under a similar arrangement on a month-to-month term where the fee is approximately $0.13 per MMBtu and is adjusted annually. The amount of gas that the gatherer is required to gather is limited to certain maximum volumes, and the gatherer may be able to cease taking volumes if it has valid unaddressed concerns regarding the creditworthiness of XTO Energy. Alternatively, the gas may be sold under a contract where XTO Energy directly sells the gas to a third party on the lease at an adjusted index price, which price varies upon market conditions. The contract continues on a month-to-month basis, and the buyer is obligated to make a good faith effort to purchase a minimum 90% of the gas nominated by buyer for purchase. Condensate is sold to an independent third party at market rates on a month-to-month basis. The purchaser accepts all condensate delivered at the lease, but either party may suspend performance of the contract if there are credit issues with the other party.

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

The underlying properties are interests in developed properties located primarily in gas producing regions of Kansas, Oklahoma and Wyoming. The following is a summary of the approximate producing acreage of the underlying properties at December 31, 2022. Undeveloped acreage is not significant.

	Gross	Net
Hugoton Area	201,912	189,524
Anadarko Basin	155,093	120,392
Green River Basin	32,204	25,563

Total	389,209	335,479

The following is a summary of the producing wells on the underlying properties as of December 31, 2022:

	Operated Wells		Non-operated Wells		Total (a)
	Gross	Net	Gross	Net	Gross	Net
Gas	1,012.0	907.5	197.0	44.4	1,209.0	951.9
Oil	35.0	31.4	26.0	2.5	61.0	33.9

Total	1,047.0	938.9	223.0	46.9	1,270.0	985.8

(a)

During 2022, 2021, and 2020 there were no exploratory wells drilled on the underlying properties. There was one gross (0.01 net) non-operated dry well drilled in 2022 and there were no dry wells drilled in 2021 or 2020. There was one gross (0.35 net), one gross (0.67 net), and one gross (0.13 net) developmental well drilled in 2022, 2021, and 2020, respectively. Not included in the total is one gross (0.87 net) non-operated well in progress of drilling at December 31, 2022.

Estimated Proved Reserves and Future Net Cash Flows

The following are proved reserves of the underlying properties, as estimated by independent engineers, and proved reserves and future net cash flows from proved reserves of the net profits interests, based on an allocation of these reserves, at December 31, 2022:

	Underlying Properties		Net Profits Interests
	Proved Reserves (a)		Proved Reserves (a) (b)		Future Net Cash Flows
	Gas	Oil	Gas	Oil	from Proved Reserves (a) (c)
	(Mcf)	(Bbls)	(Mcf)	(Bbls)	Undiscounted	Discounted
(in thousands)
Oklahoma	80,281	1,524	30,838	585	$207,112	$110,348
Wyoming	38,909	47	10,408	13	60,085	35,209
Kansas	10,657	105	3,500	34	18,729	10,089

Total	129,847	1,676	44,746	632	$285,926	$155,646

(a)	Based on 12-month average oil price of $93.46 per Bbl and $5.75 per Mcf for gas, based on the first-day-of-the-month price for each month in the period.

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

(c)	Before income taxes, since future net cash flows are not subject to taxation at the trust level. Future net cash flows are discounted at an annual rate of 10%.

Proved reserves at December 31, 2022 consist of the following:

	Underlying Properties		Net Profits Interests
	Proved Reserves		Proved Reserves
	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
(in thousands)
Proved developed producing reserves	129,847	1,676	44,746	632
Proved undeveloped reserves	—	—	—	—
Proved developed non-producing reserves	—	—	—	—

Total proved reserves	129,847	1,676	44,746	632

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

The XTO Energy reserve engineering group reviews reserve estimates with third-party petroleum consultants, Miller and Lents, Ltd., independent petroleum engineers. Miller and Lents, Ltd. estimated oil and gas reserves attributable to the underlying properties as of December 31, 2022. Miller and Lents’ primary technical person responsible for calculating the Trust’s reserves has more than ten years of experience as a reserve engineer. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for each of the three years ended December 31 were as follows:

	2022	2021	2020
Production
Underlying Properties
Gas – Sales (Mcf)	9,771,977	10,193,158	11,372,815
Average per day (Mcf)	26,773	27,926	31,073
Oil – Sales (Bbls)	245,586	232,576	316,978
Average per day (Bbls)	673	637	866
Net Profits Interests
Gas – Sales (Mcf)	2,440,780	—	—
Average per day (Mcf)	6,687	—	—
Oil – Sales (Bbls)	48,829	—	—
Average per day (Bbls)	134	—	—
Average Sales Price
Gas (per Mcf)	$7.08	$4.05	$2.15
Oil (per Bbl)	$83.91	$59.25	$41.12
Average Production

Cost per BOE	$16.16	$13.37	$12.97

Oil and gas production by conveyance attributable to the underlying properties for each of the three years ended December 31 were as follows:

	Underlying Gas Production (Mcf)
Conveyance	2022	2021	2020
Oklahoma	5,833,016	6,002,087	7,154,714
Wyoming	3,249,822	3,480,757	3,409,837
Kansas	689,139	710,314	808,264

Total	9,771,977	10,193,158	11,372,815

	Underlying Oil Production (Bbls)
Conveyance	2022	2021	2020
Oklahoma	181,577	220,964	305,178
Wyoming	7,169	7,789	7,447
Kansas	56,840	3,823	4,353

Total	245,586	232,576	316,978

Pricing and Sales Information

XTO Energy sells most of its natural gas production directly to third parties, and a portion is sold to certain of XTO Energy’s wholly-owned subsidiaries based on a weighted average sales price. The weighted average sales price received from the subsidiary is based upon sales to third parties for the best available price. Oil production is generally marketed at the wellhead to third parties at the best available price. XTO Energy arranges for some of its natural gas to be processed by unaffiliated third parties and markets the natural gas liquids. Some of the natural gas attributable to the underlying properties is marketed under contracts existing at Trust inception. Contracts covering production from the Ringwood area of the Major County area are generally for the life of the lease. The contract with an unaffiliated third party for the majority of production from the Hugoton area is in effect through the life of the lease. If new contracts are entered with unaffiliated third parties, the proceeds from sales under those new contracts will be included in gross proceeds from the underlying properties. If new contracts are entered with any subsidiary of XTO Energy, it may charge XTO Energy a fee that may not exceed 2% of the sales price of the oil and natural gas received from unaffiliated parties. The sales price is net of any deductions for transportation from the wellhead to the unaffiliated parties and any gravity or quality adjustments. For further information on these arrangements see “Significant Properties” above.

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

Because the Trust is a grantor trust for federal tax purposes, unitholders are taxed directly on their proportionate share of income, deductions and credits of the Trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust. The income of the Trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. The Trust also incurs administration expenses and may earn interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

The net profits interests constitute “economic interests” in oil and gas properties for federal tax purposes. Each unitholder is entitled to amortize the cost of the units through cost depletion over the life of the net profits interests or, if greater, through percentage depletion equal to 15% of gross income, limited to 100% of the net income from such net profits interests. Unlike cost depletion, percentage depletion is not limited to a unitholder’s depletable tax basis in the units. Rather, a unitholder is entitled to a percentage depletion deduction as long as the applicable underlying properties generate gross income. Unitholders should compute both percentage depletion and cost depletion from each property and claim the larger amount as a deduction on their income tax returns.

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

Under the TCJA, for tax years beginning after December 31, 2017 and before January 1, 2026, the highest marginal U.S. federal income tax rate applicable to ordinary income of individuals is 37%, and the highest marginal U.S. federal income tax rate applicable to long-term capital gains (generally, gains from the sale or exchange of certain investment assets held for more than one year) and qualified dividends of individuals is 20%. Under the TCJA, for such tax years, personal exemptions and miscellaneous itemized deductions are not allowed. Further, the U.S. federal income tax rate applicable to corporations is 21%, and such rate applies to both ordinary income and capital gains.

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

Some Trust units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Argent Trust Company, agent for the Trustee, EIN: 62-1437218, 2911 Turtle Creek Blvd, Suite 850, Dallas, Texas, 75219, telephone number 1-855-588-7839, email address Trustee@hgt-hugoton.com, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.hgt-hugoton.com. Notwithstanding the foregoing, the middlemen holding Trust units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose Trust units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust units.

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

Kansas also taxes the income of nonresidents from property located within the state. The Trust did not file a Kansas income tax return for the 2015 through 2021 tax years due to the fact that there were no revenues, income, or deductions attributable to properties located in Kansas in that time period.

Wyoming does not impose a state income tax.

Unitholders should consult their own tax advisor regarding state income tax requirements, if any, applicable to such person’s ownership of Trust units.

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

Other Trustee claims related to disputed amounts on the computation of the Trust’s net proceeds for 2014 through 2019 and 2021 were bifurcated from the initial arbitration. Pursuant to the purchase and sale agreement entered into between the Trustee and XTO Energy, the parties had agreed to stay the arbitration from the date of execution of the purchase and sale agreement to the earlier of the termination of the purchase and sale agreement or closing date of the sale of assets. Effective August 22, 2022, the Trustee and XTO Energy mutually agreed to terminate the purchase and sale agreement. As a result of the termination, the stay of these arbitration proceedings between XTO Energy and the Trustee with respect to the Trust was lifted, and the arbitration proceedings recommenced. The proceedings have been abated pending a determination as to whether Argent Trust Company will become the successor trustee.

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

At March 6, 2023, there were 40,000,000 units outstanding and approximately 533 unitholders of record; 39,626,574 of these units were held by depository institutions.

The Trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

See Item 1. Business for a description of the Trustee’s obligations to make monthly distributions and how the monthly distribution amount is determined under the indenture.

ITEM 6. [RESERVED]

ITEM 7. TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Calculation of Net Profits Income

The following is a summary of the calculation of net profits income received by the Trust:

	Year Ended December 31 (a)		Three Months Ended December 31 (a)
	2022	2021	2022	2021
Sales Volumes
Gas (Mcf) (b)
Underlying properties	9,771,977	10,193,158	2,486,247	2,535,648
Average per day	26,773	27,926	27,024	27,561
Net profits interests	2,440,780	—	1,007,610	—
Oil (Bbls) (b)
Underlying properties	245,586	232,576	45,584	53,307
Average per day	673	637	495	579
Net profits interests	48,829	—	19,700	—
Average Sales Prices
Gas (per Mcf)	$7.08	$4.05	$7.53	$5.38
Oil (per Bbl)	$83.91	$59.25	$87.51	$71.49
Revenues
Gas sales	$69,197,629	$41,253,923	$18,723,053	$13,642,480
Oil sales	20,607,491	13,779,370	3,988,840	3,810,638

Total Revenues	89,805,120	55,033,293	22,711,893	17,453,118

Costs
Taxes, transportation and other	13,169,884	10,696,192	3,799,727	3,040,509
Production expense	17,692,775	13,691,172	4,981,516	3,684,901
Development costs	2,390,390	2,966,646	970,974	210,872
Overhead	12,587,189	12,141,737	3,084,904	3,056,381
Excess costs (c)	19,534,417	15,634,495	—	7,460,455

Total Costs	65,374,655	55,130,242	12,837,121	17,453,118

Other Proceeds	32	96,949	—	—

Net Proceeds	24,430,497	—	9,874,772	—
Net Profits Percentage	80%	80%	80%	80%

Net Profits Income	$19,544,398	$—	$7,899,818	$—

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

Results of Operations

Years Ended December 31, 2022 and 2021

Net profits income for 2022 was $19,544,398, as compared with $0 for 2021. This was primarily the result of higher oil and gas prices ($29.3 million), increased oil production ($0.9 million), and decreased development costs ($0.5 million), offset by increased production expenses ($3.2 million), net excess costs activity ($3.1 million), decreased gas production ($2.4 million), increased taxes, transportation and other costs ($2.0 million), increased overhead ($0.4 million), and decreased other proceeds ($0.1 million).

Trust administration expense was $758,312 in 2022 as compared to $935,488 in 2021. Cash reserve activity for 2022 included additions of $1,000,000 which the Trustee reserved for administrative expenses. Simmons Bank funded $935,488 for the payment of Trust expenses in 2021 for which it was reimbursed in 2022. Interest income was $16,810 in 2022 and $0 in 2021. Changes in interest income are attributable to fluctuations in net profits income, cash reserve and interest rates. Distributable income was $16,585,039 or $0.414626 per unit in 2022 and $0 or $0.000000 per unit in 2021.

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

1.	oil and gas sales volumes;
2.	oil and gas sales prices; and
3.	costs deducted in the calculation of net profits income.

Volumes

Gas.    Underlying gas sales volumes decreased 4 percent from 2021 to 2022 primarily because of natural production decline, partially offset by timing of cash receipts, and decreased downtime.

Oil.    Underlying oil sales volumes increased 6 percent from 2021 to 2022 primarily because of timing of cash receipts, and decreased downtime, partially offset by natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6 to 8 percent a year.

Prices

Gas.    The 2022 average gas price was $7.08 per Mcf, up 75 percent from the 2021 average gas price of $4.05 per Mcf. Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and export levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The average NYMEX price for November 2022 through January 2023 was $5.54 per MMBtu. At March 15, 2023, the average NYMEX gas price for the following 12 months was $3.22 per MMBtu.

Oil.    The average oil price for 2022 was $83.91 per Bbl, up 42 percent from the average oil price for 2021 of $59.25 per Bbl. Oil prices are expected to remain volatile. The average NYMEX price for November 2022 through January 2023 was $79.78 per Bbl. At March 15, 2023, the average NYMEX oil price for the following 12 months was $67.70 per Bbl.

Costs

The calculation of net profits income includes deductions for production expense, development costs and overhead since the related underlying properties are working interests.

Taxes, transportation and other.    Taxes, transportation and other costs generally fluctuate with changes in total revenues. Taxes, transportation and other costs increased 23 percent from 2021 to 2022 primarily because of increased production taxes on higher revenues, property taxes, and gas deductions, partially offset by receipt of production tax refunds.

Production expense.    Production expense increased 29 percent from 2021 to 2022 primarily because of increased repairs and maintenance, salt water disposal costs, plug and abandonment expenses, partially offset by decreased labor.

Development costs.    Development costs decreased 19 percent from 2021 to 2022 primarily because of timing of drilling costs related to non-operated wells in Major County, Oklahoma, partially offset by equipment purchases in Wyoming. Changes in oil or natural gas prices could impact future development plans on the underlying properties.

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

Fourth Quarter 2022 and 2021

Net profits income for fourth quarter 2022 was $7,899,818 as compared with $0 for fourth quarter 2021. This was primarily the result of net excess costs activity ($6.0 million) and higher oil and gas prices ($5.0 million), offset by increased production expenses ($1.0 million), decreased oil and gas production ($0.8 million), increased development costs ($0.6 million), and increased taxes, transportation and other costs ($0.6 million).

After adding interest income of $13,446 deducting administration expense of $292,584, distributable income for fourth quarter 2022 was $7,620,680 or $0.190517 per unit. Distributable income for fourth quarter 2021 was $0 or $0.000000 per unit.

Distributions to unitholders for the quarter ended December 31, 2022 were:

Record Date	Payment Date	Per Unit
October 31, 2022	November 15, 2022	$0.077933
November 30, 2022	December 14, 2022	0.066725
December 30, 2022	January 17, 2023	0.045859

		$0.190517

Volumes

Fourth quarter underlying gas and oil sales volumes decreased 2 percent and 14 percent, respectively, primarily because of natural production decline and timing of cash receipts.

Prices

The average fourth quarter 2022 gas price was $7.53 per Mcf, up 40 percent from the fourth quarter 2021 average price of $5.38 per Mcf. The average fourth quarter 2022 oil price was $87.51 per Bbl, up 22 percent from the fourth quarter 2021 average price of $71.49 per Bbl. For further information about product prices, see “Years Ended December 31, 2022 and 2021 – Prices” above.

Costs

Taxes, transportation and other. Taxes, transportation and other costs increased 25 percent for the fourth quarter primarily because of increased production taxes on higher revenues, property taxes, and gas deductions.

Production expense. Fourth quarter production expense increased 35 percent primarily because of increased repairs and maintenance expenses.

Development costs. Development costs increased $760,102 from the fourth quarter 2021, primarily because of timing of drilling costs related to non-operated wells in Major County, Oklahoma and equipment purchases in Wyoming.

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

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on a going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. Between April 2018 and October 2020, accumulated excess costs for the Kansas, Oklahoma and Wyoming conveyances resulted in insufficient net proceeds to the Trust versus its current and anticipated expenses and a reduction in the Trust’s expense reserve to zero. Following depletion of the expense reserve, ongoing expenses and accumulated excess costs continued to result in no net proceeds to the Trust through February 2022. These conditions raised substantial doubt about the Trust’s ability to continue as a going concern as the Trust did not have sufficient cash to meet its obligations during the one-year period after the dates that the financial statements were issued. Factors attributable to the cash shortage were primarily the previously disclosed development costs to drill four horizontal wells in Major County,

Oklahoma, lower oil and gas prices during 2019 and 2020, and excess cost positions on the Kansas, Oklahoma and Wyoming conveyances which resulted in no unitholder distributions between March 2018 and June 2022. All conveyances have now received enough net profits income to recoup all of the excess costs in those conveyances plus the accrued interest. The net profits income received was also sufficient to reimburse Simmons Bank for the administrative expenses that it advanced after the expense reserve was depleted in October 2020 and fund the expense reserve. As of the July 2022 distribution announcement, the expense reserve was replenished to $1,000,000.

On May 18, 2021, the arbitration panel issued its second interim final award over the amount of XTO Energy’s settlement in the Chieftain class action lawsuit that can be charged to the Trust as a production cost which XTO Energy has estimated to be approximately $14.6 million net to the Trust after the arbitration panel has determined the remaining claims and issued its final award. This adjustment would likely result in the Oklahoma conveyance returning to an excess cost position for a period of time. Excess costs on the Oklahoma conveyance would not affect net proceeds to the Trust from the Kansas or Wyoming conveyances. The Trustee has prepared a preliminary budget estimating the administrative expenses for the nine months ending December 31, 2023 and the three months ending March 31, 2024 which assumes no cash inflow from net profits income. Based on the above assumptions, the Trustee believes that the Trust would be able to meet its financial obligations for the one-year period after the financial statements are issued.

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

Greenhouse Gas Emissions and Climate Change Regulations

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

Related Party Transactions

XTO Energy operates approximately 95% of the underlying properties. In computing net proceeds, XTO Energy deducts an overhead charge for reimbursement of administrative expenses on the underlying properties it operates. As of December 31, 2022, the monthly overhead charge, based on the number of operated wells, was approximately $998,000 ($798,400 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index as defined in the Trust Indenture.

Certain of XTO Energy’s wholly-owned subsidiaries purchase natural gas and provide services for the properties operated by XTO Energy. In the Hugoton area, Timberland provides gathering from the wellhead to DCP’s gathering system for approximately $0.75 per Mcf and an ExxonMobil affiliate purchases NGLs for a price based upon third party sales. A portion of the gas production in Major County, Oklahoma is sold to Ringwood Gathering Company (“RGC”) for a price based upon third party sales. RGC retains approximately $0.31 per Mcf as a compression and gathering fee. For further information regarding natural gas sales from the underlying properties to affiliates of XTO Energy, see “Significant Properties,” under Item 2. Properties.

Total gas sales from the underlying properties to XTO Energy’s wholly-owned subsidiaries were $6.1 million for 2022, or 9 percent of total gas sales, $2.8 million for 2021, or 7 percent of total gas sales.

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

Forward-Looking Statements

Certain information included in this annual report and other materials filed, or to be filed, by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the Trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, excess costs, reserve-to-production ratios, future production, development activities and associated operating expenses, future development plans by area, increased density drilling, maintenance projects, development, production, regulatory and other costs, oil and gas prices and expectations for future demand, the impact of inflation and economic downturns on economic activity, government policy and its impact on oil and gas prices and future demand, the development and competitiveness of alternative energy sources, pricing differentials, proved reserves, future net cash flows, production levels, expense reserve budgets, availability of financing, arbitration, litigation, liquidity, financing, political and regulatory matters, such as tax and environmental policy, climate policy, trade barriers, sanctions, competition, war and other political or security disturbances. Such forward-looking statements are based on XTO Energy’s and the Trustee’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “may,” “expects,” “intends,” “plans,” “projects,” “anticipates,” “predicts,” “believes,” “goals,” “estimates,” “should,” “could,” “would,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual financial and operational results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. Some of the risk factors that could cause actual results to differ materially are explained in Item 1A. Risk Factors.

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

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust and Simmons Bank, as Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of Hugoton Royalty Trust (the “Trust”) as of December 31, 2022 and 2021, and the related statements of distributable income and changes in trust corpus for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of December 31, 2022 and 2021, and its distributable income and its changes in trust corpus for the years then ended in conformity with the modified cash basis of accounting described in Note 2.

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
March 30, 2023

We have served as the Trust’s auditor since 2011.

HUGOTON ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31
	2022	2021
Assets
Cash and short-term investments (a)	$2,829,458	$660,000
Interest to be received	4,902	—
Net profits interests in oil and gas properties – net (Notes 1 and 2)	—	—

	$2,834,360	$660,000

Liabilities and Trust Corpus
Distribution payable to unitholders	$1,834,360	$—
Performance guarantee deposit (a)	—	660,000
Expense reserve (b)	1,000,000	—
Accounts payable Simmons Bank (c)	—	1,217,857
Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	—	(1,217,857)

	$2,834,360	$660,000

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
(c)

As of December 31, 2021, Simmons Bank, the Trustee, had paid expenses for the Trust, subject to its rights to be indemnified and reimbursed pursuant to the terms of the Trust indenture. These expenses were reimbursed in 2022.

STATEMENTS OF DISTRIBUTABLE INCOME

	Year Ended December 31
	2022	2021
Net profits income	$19,544,398	$—
Interest income	16,810	—

Total income	19,561,208	—
Administration expense	758,312	935,488
Cash reserves withheld (used) for Trust expenses	1,000,000	—
Change in accounts payable to Simmons Bank (increase)/decrease	1,217,857	(935,488)

Distributable income	$16,585,039	$—

Distributable income per unit (40,000,000 units)	$0.414626	$0.000000

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year Ended December 31
	2022	2021
Trust corpus, beginning of year	$(1,217,857)	$(282,369)
Distributable income	16,585,039	—
Distributions declared	(16,585,039)	—
Change in accounts payable to Simmons Bank (increase)/decrease	1,217,857	(935,488)

Trust corpus, end of year	$—	$(1,217,857)

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

Simmons Bank is the Trustee for the Trust. Effective December 30, 2022, Argent Trust Company began serving as agent for the Trustee. The Trust indenture provides, among other provisions, that:

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

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on a going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. Between April 2018 and October 2020, accumulated excess costs for the Kansas, Oklahoma and Wyoming conveyances resulted in insufficient net proceeds to the Trust versus its current and anticipated expenses and a reduction in the Trust’s expense reserve to zero. Following depletion of the expense reserve, ongoing expenses and accumulated excess costs continued to result in no net proceeds to the Trust through February 2022. These conditions raised substantial doubt about the Trust’s ability to continue as a going concern as the Trust did not have sufficient cash to meet its obligations during the one-year period after the dates that the financial statements were issued. Factors attributable to the cash shortage were primarily the previously disclosed development costs to drill four horizontal wells in Major County, Oklahoma, lower oil and gas prices during 2019 and 2020, and excess cost positions on the Kansas, Oklahoma and Wyoming conveyances which resulted in no unitholder distributions between March 2018 and June 2022. All conveyances have now received enough net profits income to recoup all of the excess costs in those conveyances plus the accrued interest. The net profits income received was also sufficient to reimburse Simmons Bank for the administrative expenses that it advanced after the expense reserve was depleted in October 2020 and fund the expense reserve. As of the July 2022 distribution announcement, the expense reserve was replenished to $1,000,000. On May 18, 2021, the arbitration panel issued its second interim final award over the

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS—(Continued)

amount of XTO Energy’s settlement in the Chieftain class action lawsuit that can be charged to the Trust as a production cost which XTO Energy has estimated to be approximately $14.6 million net to the Trust after the arbitration panel has determined the remaining claims and issued its final award. This adjustment would likely result in the Oklahoma conveyance returning to an excess cost position for a period of time. Excess costs on the Oklahoma conveyance would not affect net proceeds to the Trust from the Kansas or Wyoming conveyances. The Trustee has prepared a preliminary budget estimating the administrative expenses for the nine months ending December 31, 2023 and the three months ending March 31, 2024 which assumes no cash inflow from net profits income. Based on the above assumptions, the Trustee believes that the Trust would be able to meet its financial obligations for the one-year period after the financial statements are issued.

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

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The following summarizes excess costs activity, cumulative excess costs balance and accrued interest to be recovered by conveyance as calculated by XTO Energy:

	Underlying
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/21	$2,965,031	$12,013,867	$1,238,589	$16,217,487
Net excess costs (recovery) for the quarter ended 3/31/22	(372,634)	(8,110,921)	(1,238,589)	(9,722,144)
Net excess costs (recovery) for the quarter ended 6/30/22	(2,331,946)	(3,902,946)	—	(6,234,892)
Net excess costs (recovery) for the quarter ended 9/30/22	(260,451)	—	—	(260,451)
Net excess costs (recovery) for the quarter ended 12/31/22	—	—	—	—

Cumulative excess costs remaining at 12/31/22	—	—	—	—
Accrued interest at 12/31/22	—	—	—	—

Total remaining to be recovered at 12/31/22	$—	$—	$—	$—

	NPI
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/21	$2,372,024	$9,611,095	$990,871	$12,973,990
Net excess costs (recovery) for the quarter ended 3/31/22	(298,107)	(6,488,737)	(990,871)	(7,777,715)
Net excess costs (recovery) for the quarter ended 6/30/22	(1,865,556)	(3,122,358)	—	(4,987,914)
Net excess costs (recovery) for the quarter ended 9/30/22	(208,361)	—	—	(208,361)
Net excess costs (recovery) for the quarter ended 12/31/22	—	—	—	—

Cumulative excess costs remaining at 12/31/22	—	—	—	—
Accrued interest at 12/31/22	—	—	—	—

Total remaining to be recovered at 12/31/22	$—	$—	$—	$—

For the year ended December 31, 2022, recoveries of excess costs were $2,965,031 ($2,372,024 net to the Trust) and recoveries of accrued interest were $501,345 ($401,076 net to the Trust) on properties underlying the Kansas net profits interests.

For the year ended December 31, 2022, recoveries of excess costs were $12,013,867 ($9,611,095 net to the Trust) and recoveries of accrued interest were $2,513,028 ($2,010,422 net to the Trust) on properties underlying the Oklahoma net profits interests.

For the year ended December 31, 2022, recoveries of excess costs were $1,238,589 ($990,871 net to the Trust) and recoveries of accrued interest were $302,557 ($242,046 net to the Trust) on properties underlying the Wyoming net profits interests.

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

All revenues from the Trust are from sources within Kansas, Oklahoma or Wyoming. Because it distributes all of its net income to unitholders, the Trust has not been taxed at the trust level in Kansas or Oklahoma. While the Trust has not owed tax, the Trustee is generally required to file Kansas and Oklahoma income tax returns reflecting the income and deductions of the Trust attributable to properties located in each state, along with a schedule that includes information regarding distributions to unitholders. The Trust did not file a Kansas income tax return for the 2015 through 2021 tax years due to the fact that there were no revenues, income, or deductions attributable to properties located in Kansas in that time period.

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

Unitholders should consult their own tax advisor regarding income tax requirements, if any, applicable to such person’s ownership of Trust units.

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS—(Continued)

7. Related Party Transactions

XTO Energy operates approximately 95% of the underlying properties. In computing net proceeds, XTO Energy deducts an overhead charge for reimbursement of administrative expenses on the underlying properties it operates. As of December 31, 2022, the monthly overhead charge, based on the number of operated wells, was approximately $998,000 ($798,400 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index as defined in the Trust Indenture.

Certain of XTO Energy’s wholly-owned subsidiaries purchase natural gas and provide services for the properties operated by XTO Energy. In the Hugoton area, Timberland provides gathering from the wellhead to DCP’s gathering system for approximately $0.75 per Mcf and an ExxonMobil affiliate purchases NGLs for a price based upon third party sales. A portion of the gas production in Major County, Oklahoma is sold to Ringwood Gathering Company (“RGC”) for a price based upon third party sales. RGC retains approximately $0.31 per Mcf as a compression and gathering fee.

Total gas sales from the underlying properties to XTO Energy’s wholly-owned subsidiaries were $6.1 million for 2022, or 9 percent of total gas sales, $2.8 million for 2021, or 7 percent of total gas sales.

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

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Other Trustee claims related to disputed amounts on the computation of the Trust’s net proceeds for 2014 through 2019 and 2021 were bifurcated from the initial arbitration. Pursuant to the purchase and sale agreement entered into between the Trustee and XTO Energy, the parties had agreed to stay the arbitration from the date of execution of the purchase and sale agreement to the earlier of the termination of the purchase and sale agreement or closing date of the sale of assets. Effective August 22, 2022, the Trustee and XTO Energy mutually agreed to terminate the purchase and sale agreement. As a result of the termination, the stay of these arbitration proceedings between XTO Energy and the Trustee with respect to the Trust was lifted, and the arbitration proceedings recommenced. The proceedings have been abated pending a determination as to whether Argent Trust Company will become the successor trustee.

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

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The average realized gas prices used to determine the standardized measure were $5.75 per Mcf in 2022, and $3.61 per Mcf in 2021. Oil prices used to determine the standardized measure were based on average realized oil prices of $93.46 per Bbl in 2022, and $64.60 per Bbl in 2021.

Reserve quantities and revenues for the net profits interests were estimated from projections of reserves and revenues attributable to the underlying properties. Since the Trust has defined net profits interests, the Trust

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Proved Reserves

	Underlying Properties		Net Profits Interests
(in thousands)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
Balance, December 31, 2020	51,606	1,087	—	—
Extensions, additions and discoveries	818	78	363	35
Revisions of prior estimates	78,244	529	23,198	299
Production – sales volumes	(10,193)	(233)	—	—
Sales in place	—	—	—	—

Balance, December 31, 2021	120,475	1,461	23,561	334
Extensions, additions and discoveries	186	83	90	40
Revisions of prior estimates	18,958	378	23,536	307
Production – sales volumes	(9,772)	(246)	(2,441)	(49)
Sales in place	—	—	—	—

Balance, December 31, 2022	129,847	1,676	44,746	632

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

Proved Developed Reserves

	Underlying Properties		Net Profits Interests
(in thousands)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)

December 31, 2021	120,475	1,461	23,561	334

December 31, 2022	129,847	1,676	44,746	632

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS—(Continued)

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

	December 31
(in thousands)	2022	2021
Underlying Properties
Future cash inflows	$903,302	$529,515
Future costs:
Production	545,894	407,471
Development	—	—

Future net cash flows	357,408	122,044
10% discount factor	162,851	52,440

Standardized measure	$194,557	$69,604

Net Profits Interests
Future cash inflows	$313,533	$106,297
Future production taxes	27,606	8,662

Future net cash flows	285,927	97,635
10% discount factor	130,281	41,952

Standardized measure	$155,646	$55,683

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)
	2022	2021
Underlying Properties
Standardized measure, January 1	$69,604	$—

Revisions:
Prices and costs	126,066	35,217
Quantity estimates	16,068	34,789
Accretion of discount	6,758	—
Future development costs	(2,390)	(2,895)
Production rates and other	(80)	(128)

Net revisions	146,422	66,983
Extensions, additions and discoveries	2,962	2,621
Production	(26,821)	(2,967)
Development costs	2,390	2,967
Sales in place	—	—

Net change	124,953	69,604

Standardized measure, December 31	$194,557	$69,604

Net Profits Interests
Standardized measure, January 1	$55,683	$—
Extensions, additions and discoveries	2,369	2,096
Accretion of discount	5,406	—
Revisions of prior estimates, changes in price and other	111,732	53,587
Sales in place	—	—
Net profits income	(19,544)	—

Standardized measure, December 31	$155,646	$55,683

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS—(Continued)

10. Quarterly Financial Data (Unaudited)

The following is a summary of net profits income, distributable income and distributable income per unit by quarter for 2022 and 2021:

	Net Profits Income	Distributable Income	Distributable Income per Unit
2022
First Quarter	$347,410	$—	$0.000000
Second Quarter	1,856,317	—	0.000000
Third Quarter	9,440,853	8,964,359	0.224109
Fourth Quarter	7,899,818	7,620,680	0.190517

	$19,544,398	$16,585,039	$0.414626

2021
First Quarter	$—	$—	$0.000000
Second Quarter	—	—	0.000000
Third Quarter	—	—	0.000000
Fourth Quarter	—	—	0.000000

	$—	$—	$0.000000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control–Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

(b) Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires that directors, officers, and beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. To the Trustee’s knowledge, based solely on the information furnished to the Trustee, the Trustee is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the Trust units of beneficial interest during and for the year ended December 31, 2022.

(c) Code of Ethics. Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee, Simmons Bank, must comply with the bank’s code of ethics which may be found at ir.simmonsbank.com/governance-docs.

ITEM 11. EXECUTIVE COMPENSATION

(a) Compensation Committee Interlocks and Insider Participation/Compensation Committee Report. The Trust has no officers or directors and is administered by a trustee. The Trust does not have a compensation committee or maintain any equity compensation plans and there are no units reserved for issuance under any such plans.

(b) Compensation of the Trustee. The Trustee calculated the following annual compensation for the fiscal years ended December 31, 2022 and 2021 as specified in the Trust indenture:

	2022	2021
Simmons Bank, Trustee (1)	$76,909	$78,255

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

(a) Equity Compensation Plans and Trust Repurchases. The Trust has no equity compensation plans. The Trust has not repurchased any units during the fourth quarter of fiscal 2022.

(b) Security Ownership of Certain Beneficial Owners. Based on the Trustee’s review of information filed with the SEC as of March 13, 2023, the following table sets forth information with respect to each person known to the Trustee to beneficially own more than 5% of the outstanding units.

Name and Address	Amount and Nature of Beneficial Ownership		Percent of Class
Christopher John Heck 2100 E. 377, Unit B Granbury, TX 76049	6,250,785	(1)	15.63%

(1)

Pursuant to a Schedule 13G filed January 13, 2023, Christopher John Heck reported as of December 31, 2022, he beneficially owned 6,250,785 Units, of which he had sole voting and dispositive power with respect to 6,244,950 Units and shared voting and dispositive power with respect to 5,835 Units.

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

As of March 10, 2023, XTO Energy did not own any units.

See Item 11. Executive Compensation, for the remuneration received by the Trustee for the fiscal years ended December 31, 2021 through December 31, 2022.

As noted in Item 10. Directors, Executive Officers and Corporate Governance, the Trust has no directors, executive officers, audit committee, audit committee financial expert, compensation committee or nominating committee. The Trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2022 and 2021 are:

	2022	2021
Audit fees-PwC	$209,000	$190,200
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$209,000	$190,200

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

1. Financial Statements (included in Item 8 of this report)

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2022 and 2021

Statements of Distributable Income for the years ended December 31, 2022 and 2021

Statements of Changes in Trust Corpus for the years ended December 31, 2022 and 2021

Notes to Financial Statements

2.	Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.	Exhibits

(4	) (a)	Hugoton Royalty Trust Indenture by and between NationsBank, N.A., as Trustee, and Cross Timbers Oil Company (predecessor of XTO Energy) heretofore filed as Exhibit 4.1 to the Trust’s Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on December 4, 1998, is incorporated herein by reference.

(b	)	Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80% - Kansas) as amended and restated from Cross Timbers Oil Company (predecessor of XTO Energy) to NationsBank, N.A., as Trustee, dated December 1, 1998, heretofore filed as Exhibit 10.1.1 to the Trust’s Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference.

(c	)	Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80% - Oklahoma) as amended and restated from Cross Timbers Oil Company (predecessor of XTO Energy) to NationsBank, N.A., as Trustee, dated December 1, 1998, heretofore filed as Exhibit 10.2.1 to the Trust’s Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference.

(d	)	Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80% - Wyoming) as amended and restated from Cross Timbers Oil Company (predecessor of XTO Energy) to NationsBank, N.A., as Trustee, dated December 1, 1998, heretofore filed as Exhibit 10.3.1 to the Trust’s Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference.

(23)		Consent of Miller and Lents, Ltd.

(31)		Rule 13a-14(a)/15d-14(a) Certification

(32)		Section 1350 Certification

(99.1)		Miller and Lents, Ltd. Report

Copies of the above Exhibits are available to any unitholder, at the actual cost of reproduction, upon written request to the Argent Trust Company as agent for the Trustee, 2911 Turtle Creek Blvd, Suite 850, Dallas, Texas 75219.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST
By SIMMONS BANK, TRUSTEE

	By	/s/ TOD MILLER
Tod Miller
Regional President Trust Division

EXXON MOBIL CORPORATION

Date: March 30, 2023	By	/s/ DAVID LEVY
David Levy
Vice President – Upstream Business Services

(The Trust has no directors or executive officers.)