Form 10-Q
period 2023-03-31
HUGOTON ROYALTY TRUST
filed 2023-05-12
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Argent Trust Company

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of May 1, 2023

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Unless specified otherwise, all amounts included herein are presented in U.S. dollars. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Hugoton Royalty Trust at March 31, 2023, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2023 and 2022 have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	March 31, 2023	December 31, 2022

ASSETS

Cash and short-term investments	$5,796,927	$2,829,458

Interest to be received	5,713	4,902

Net profits interests in oil and gas properties - net (Note 1)	-	-

	$5,802,640	$2,834,360

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$4,802,640	$1,834,360

Expense reserve (a)	1,000,000	1,000,000

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	-	-

	$5,802,640	$2,834,360

(a)	The expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income.

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended March 31
	2023	2022

Net profits income	$10,459,753	$347,410

Interest income	17,544	-

Total income	10,477,297	347,410

Administration expense	301,537	167,401

Change in accounts payable to the Trustee (increase)/decrease	-	180,009

Distributable income	$10,175,760	$-

Distributable income per unit (40,000,000 units)	$0.254394	$0.000000

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended March 31
	2023	2022

Trust corpus, beginning of period	$-	$(1,217,857)

Distributable income	10,175,760	-

Distributions declared	(10,175,760)	-

Change in accounts payable to the Trustee (increase)/decrease	-	180,009

Trust corpus, end of period	$-	$(1,037,848)

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

The financial statements of Hugoton Royalty Trust (the “Trust”) are prepared on the following basis and are not intended to present financial position and results of operations in conformity with U.S. generally accepted accounting principles (“GAAP”):

–

Net profits income recorded for a month is the amount computed and paid by XTO Energy Inc. (“XTO Energy”), the owner of the underlying properties, to Argent Trust Company, as trustee (the “Trustee”) for the Trust. XTO Energy is a wholly owned subsidiary of Exxon Mobil Corporation. Net profits income consists of net proceeds received by XTO Energy from the underlying properties in the prior month, multiplied by a net profits percentage of 80%.

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

Other Trustee claims related to disputed amounts on the computation of the Trust’s net proceeds for 2014 through 2019 and 2021 were bifurcated from the initial arbitration. Pursuant to the purchase and sale agreement entered into between the Trustee and XTO Energy, the parties had agreed to stay the arbitration from the date of execution of the purchase and sale agreement to the earlier of the termination of the purchase and sale agreement or closing date of the sale of assets. Effective August 22, 2022, the Trustee and XTO Energy mutually agreed to terminate the purchase and sale agreement. As a result of the termination, the stay of these arbitration proceedings between XTO Energy and the Trustee with respect to the Trust was lifted. XTO Energy and the Trustee anticipate the setting of a new hearing date to resolve the remaining dispute over net proceeds.

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

For the quarter ended March 31, 2023, recoveries of accrued interest were $240 ($192 net to the Trust) on properties underlying the Kansas net profits interests.

There are no cumulative excess costs balances remaining for any conveyance as of March 31, 2023.

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

Item 2. Trustee’s Discussion and Analysis

The following discussion should be read in conjunction with the Trustee’s discussion and analysis contained in the Trust’s 2022 Annual Report on Form 10-K, as well as the condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The Trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the Trust’s website at www.hgt-hugoton.com.

Distributable Income

For the quarter ended March 31, 2023, net profits income was $10,459,753 as compared to $347,410 for first quarter 2022 primarily due to net excess costs activity ($8.0 million), higher gas and oil prices ($7.8 million), and decreased overhead ($0.1 million), partially offset by increased taxes, transportation and other costs ($2.1 million), decreased gas and oil production ($2.0 million), increased production expenses ($1.0 million), and increased development costs ($0.7 million). See “Net Profits Income” below.

After adding interest income of $17,544, and deducting administration expense of $301,537, distributable income for the quarter ended March 31, 2023, was $10,175,760, or $0.254394 per unit of beneficial interest. Administration expense for the quarter increased $134,136 as compared to the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, cash reserve and interest rates. For first quarter 2022, distributable income was $0, or $0.000000 per unit.

Distributions to unitholders for the quarter ended March 31, 2023, were:

Record Date	Payment Date	Distribution per Unit
January 31, 2023	February 14, 2023	$0.043362
February 28, 2023	March 14, 2023	0.090966
March 31, 2023	April 14, 2023	0.120066

		$0.254394

Net Profits Income

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

-	oil and gas sales volumes,
-	oil and gas sales prices, and
-	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months
	Ended March 31 (a)		Increase
	2023	2022	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	2,317,037	2,465,974	(6%)
Average per day	25,185	26,804	(6%)
Net profits interests	822,454	50,056	1543%

Oil (Bbls) (b)
Underlying properties	39,047	50,849	(23%)
Average per day	424	553	(23%)
Net profits interests	10,455	84	N/A

Average Sales Prices
Gas (per Mcf)	$ 10.56	$ 6.71	57%
Oil (per Bbl)	$ 79.00	$ 75.12	5%

Revenues
Gas sales	$ 24,465,370	$ 16,534,354	48%
Oil sales	3,084,775	3,819,896	(19%)

Total Revenues	27,550,145	20,354,250	35%

Costs
Taxes, transportation and other	5,043,089	2,432,070	107%
Production expense	4,619,008	3,410,391	35%
Development costs	1,748,606	887,320	97%
Overhead	3,064,511	3,165,505	(3%)
Excess costs (c)	240	10,024,701	(100%)

Total Costs	14,475,454	19,919,987	(27%)

Net Proceeds	13,074,691	434,263	2911%

Net Profits Percentage	80%	80%

Net Profits Income	$ 10,459,753	$ 347,410	2911%

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

The following are explanations of significant variances on the underlying properties from first quarter 2022 to first quarter 2023:

Sales Volumes

Gas

Gas sales volumes decreased 6% for first quarter 2023 primarily because of natural production decline, and timing of cash receipts.

Oil

Oil sales volumes decreased 23% for first quarter 2023 primarily because of timing of cash receipts, and natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6% to 8% a year.

Sales Prices

Gas

The first quarter 2023 average gas price was $10.56 per Mcf, up 57% from the first quarter 2022 average gas price of $6.71 per Mcf.

Oil

The first quarter 2023 average oil price was $79.00 per Bbl, up 5% from the first quarter 2022 average oil price of $75.12 per Bbl.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs increased 107% for first quarter 2023 primarily because of the absence of Oklahoma production tax refunds and increased gas production taxes and gas deductions due to higher revenues.

Production Expense

Production expense increased 35% for first quarter 2023 primarily because of increased labor, repairs and maintenance, field expenses, and salt water disposal costs.

Development Costs

Development costs increased 97% for first quarter 2023 primarily due to the timing of drilling costs related to a non-operated well in Major County, Oklahoma. Changes in oil or natural gas prices could impact future development plans on the underlying properties.

As previously disclosed, XTO Energy advised the Trustee that it elected to participate in the development of three non-operated wells in Major County, Oklahoma. Two of the wells were completed in second quarter of 2023 and one well is expected to be completed in third quarter of 2023. XTO Energy advised the Trustee that the total development costs for the three non-operated wells was anticipated to be approximately $9 million underlying ($7 million net to the Trust). No assurances can be made as to the estimated costs of the non-operated wells, timing to complete the third well, or timing of receipt of costs for drilling the wells.

Overhead

Overhead decreased 3% for first quarter 2023. Overhead is charged by XTO Energy and other operators for administrative expenses incurred to support operations of the underlying properties. Overhead fluctuates based on changes in the active well count and drilling activity on the underlying properties, as well as an annual cost level adjustment based on an industry index.

Excess Costs

If monthly costs exceed revenues for any conveyance, these excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from another conveyance. There are no cumulative excess costs balances remaining for any conveyance as of March 31, 2023. For further information on excess costs, see Note 4 to Condensed Financial Statements.

Successor Trustee

Effective April 10, 2023, Argent Trust Company became the Trustee of the Trust. References herein to the Trustee for periods prior to April 10, 2023, shall refer to Simmons Bank, the former Trustee of the Trust.

Contingencies

For information on contingencies, see Note 3 to Condensed Financial Statements.

Forward-Looking Statements

Certain information included in this quarterly report and other materials filed, or to be filed, by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the Trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, excess costs, reserve-to-production ratios, future production, development activities and associated operating expenses, future development plans by area, increased density drilling, maintenance projects, development, production, regulatory and other costs, oil and gas prices and expectations for future demand, the impact of inflation and economic downturns on economic activity, government policy and its impact on oil and gas prices and future demand, the development and competitiveness of alternative energy sources, pricing differentials, proved reserves, future net cash flows, production levels, expense reserve budgets, availability of financing, arbitration, litigation, liquidity, financing, political and regulatory matters, such as tax and environmental policy, climate policy, trade barriers, sanctions, competition, war and other political or security disturbances. Such forward-looking statements are based on XTO Energy’s and the Trustee’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “may,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “should,” “could,” “would,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict, including those detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022, which is incorporated by this reference as though fully set forth herein. Therefore, actual financial and operational results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. XTO Energy and the Trustee assume no duty to update these statements as of any future date.

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

Other Trustee claims related to disputed amounts on the computation of the Trust’s net proceeds for 2014 through 2019 and 2021 were bifurcated from the initial arbitration. Pursuant to the purchase and sale agreement entered into between the Trustee and XTO Energy, the parties had agreed to stay the arbitration from the date of execution of the purchase and sale agreement to the earlier of the termination of the purchase and sale agreement or closing date of the sale of assets. Effective August 22, 2022, the Trustee and XTO Energy mutually agreed to terminate the purchase and sale agreement. As a result of the termination, the stay of these arbitration proceedings between XTO Energy and the Trustee with respect to the Trust was lifted. XTO Energy and the Trustee anticipate the setting of a new hearing date to resolve the remaining dispute over net proceeds.

Item 1A.  Risk Factors

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 6.   Exhibits

(4)   Amendment No. 1 to Amended and Restated Royalty Trust Indenture, dated March 24, 1999, of Hugoton Royalty Trust heretofore filed as Exhibit 4.1 to the Trust’s Current Report on Form 8-K  filed with the Securities and Exchange Commission on April 5, 2023 (incorporated herein by reference)

(31)  Rule 13a-14(a)/15d-14(a) Certification

(32)  Section 1350 Certification

(99)  Items 1A, 7 and 7A to the Annual Report on Form 10-K for Hugoton Royalty Trust filed with the Securities and Exchange Commission on March 30, 2023 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST By ARGENT TRUST COMPANY, TRUSTEE

By	/S/ NANCY WILLIS
Nancy Willis
Vice President

EXXON MOBIL CORPORATION

Date: May 12, 2023	By	/s/ WENDI POWELL
Wendi Powell
Upstream Controller