Form 10-Q
period 2023-06-30
HUGOTON ROYALTY TRUST
filed 2023-08-11
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

3838 Oak Lawn Ave, Suite 1720

Dallas, Texas 75219-4518

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (855) 588-7839

(Former name, former address and former fiscal year, if change since last report)

2911 Turtle Creek Blvd, Suite 850

Dallas, Texas 75219

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of August 3, 2023

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Unless specified otherwise, all amounts included herein are presented in U.S. dollars. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Hugoton Royalty Trust at June 30, 2023, and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2023 and 2022, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	June 30, 2023	December 31, 2022

ASSETS

Cash and short-term investments	$1,021,382	$2,829,458

Interest to be received	4,738	4,902

Net profits interests in oil and gas properties - net (Note 1)	-	-

	$1,026,120	$2,834,360

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$26,120	$1,834,360

Expense reserve (a)	1,000,000	1,000,000

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	-	-

	$1,026,120	$2,834,360

(a)	The expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income.

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022

Net profits income	$1,008,161	$1,856,317	$11,467,914	$2,203,727

Interest income	27,104	-	44,648	-

Total income	1,035,265	1,856,317	11,512,562	2,203,727

Administration expense	114,505	166,018	416,042	333,419

Cash reserves withheld (used) for Trust expenses	-	652,451	-	652,451

Change in accounts payable to the Trustee (increase)/decrease	-	1,037,848	-	1,217,857

Distributable income	$920,760	$-	$11,096,520	$-

Distributable income per unit (40,000,000 units)	$0.023019	$0.000000	$0.277413	$0.000000

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022

Trust corpus, beginning of period	$-	$(1,037,848)	$-	$(1,217,857)

Distributable income	920,760	-	11,096,520	-

Distributions declared	(920,760)	-	(11,096,520)	-

Change in accounts payable to the Trustee (increase)/decrease	-	1,037,848	-	1,217,857

Trust corpus, end of period	$-	$-	$-	$-

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

Other Trustee claims related to disputed amounts on the computation of the Trust’s net proceeds for 2014 through 2019 and 2021 were bifurcated from the initial arbitration. The final hearing regarding the remaining dispute over net proceeds is scheduled to occur November 8, 2023.

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

The following summarizes excess costs activity, cumulative excess costs balance and accrued interest to be recovered by conveyance as calculated by XTO Energy:

	Underlying
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/22	$-	$-	$-	$-
Net excess costs (recovery) for the quarter ended 3/31/23	-	-	-	-
Net excess costs (recovery) for the quarter ended 6/30/23	177,356	1,146,689	-	1,324,045
Cumulative excess costs remaining at 6/30/23	177,356	1,146,689	-	1,324,045
Accrued interest at 6/30/23	1,697	-	-	1,697
Total remaining to be recovered at 6/30/23	$179,053	$1,146,689	$-	$1,325,742

	NPI
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/22	$-	$-	$-	$-
Net excess costs (recovery) for the quarter ended 3/31/23	-	-	-	-
Net excess costs (recovery) for the quarter ended 6/30/23	141,885	917,351	-	1,059,236

Cumulative excess costs remaining at 6/30/23	141,885	917,351	-	1,059,236
Accrued interest at 6/30/23	1,358	-	-	1,358

Total remaining to be recovered at 6/30/23	$143,243	$917,351	$-	$1,060,594

For the quarter ended June 30, 2023, excess costs were $177,356 ($141,885 net to the Trust) on properties underlying the Kansas net profits interests.

For the quarter ended June 30, 2023, excess costs were $1,146,689 ($917,351 net to the Trust) on properties underlying the Oklahoma net profits interests. This balance does not include the portion of the Chieftain settlement the Panel determined could be charged as a production cost. XTO Energy has estimated the amount to be approximately $14.6 million net to the Trust. For the quarter ended June 30, 2023, recoveries of accrued interest were $943 ($754 net to the Trust) on properties underlying the Oklahoma net profits interests.

Underlying cumulative excess costs for the Kansas and Oklahoma conveyances remaining as of June 30, 2023, totaled $1.3 million ($1.1 million net to the Trust), including accrued interest of $1,697 ($1,358 net to the Trust).

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

Distributable Income

Quarter

For the quarter ended June 30, 2023, net profits income was $1,008,161 as compared to $1,856,317 for second quarter 2022 primarily due to lower oil and gas prices ($4.4 million), decreased oil and gas production ($3.8 million), increased production expenses ($0.9 million), and increased development costs ($0.4 million), partially offset by net excess costs activity ($8.1 million), and decreased taxes, transportation and other costs ($0.6 million). See “Net Profits Income” below.

After adding interest income of $27,104, and deducting administration expense of $114,505, distributable income for the quarter ended June 30, 2023, was $920,760, or $0.023019 per unit of beneficial interest. Administration expense for the quarter decreased $51,513 as compared to the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, cash reserve and interest rates. For second quarter 2022, distributable income was $0, or $0.000000 per unit.

Distributions to unitholders for the quarter ended June 30, 2023, were:

Record Date	Payment Date	Distribution per Unit
April 28, 2023	May 12, 2023	$0.012363
May 31, 2023	June 14, 2023	0.010003
June 30, 2023	July 17, 2023	0.000653

		$0.023019

Six Months

For the six months ended June 30, 2023, net profits income was $11,467,914 compared with $2,203,727 for the same 2022 period primarily due to net excess costs activity ($16.1 million), higher gas and oil prices ($3.3 million), partially offset by decreased oil and gas production ($5.7 million), increased production expenses ($1.8 million), increased taxes, transportation and other costs ($1.5 million), and increased development costs ($1.1 million). See “Net Profits Income” below.

After adding interest income of $44,648 and deducting administration expense of $416,042, distributable income for the six months ended June 30, 2023, was $11,096,520, or $0.277413 per unit of beneficial interest. Administration expense for the six months ended June 30, 2023, increased $82,623 as compared to the same 2022 period, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, cash reserve and interest rates. For the six months ended June 30, 2022, distributable income was $0, or $0.000000 per unit.

Net Profits Income

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

-	oil and gas sales volumes,
-	oil and gas sales prices, and
-	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months			Six Months
	Ended June 30 (a)		Increase	Ended June 30 (a)		Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	2,301,331	2,362,272	(3%)	4,618,368	4,828,246	(4%)
Average per day	25,858	26,542	(3%)	25,516	26,675	(4%)
Net profits interests	168,072	318,458	(47%)	990,526	368,514	169%

Oil (Bbls) (b)
Underlying properties	36,572	98,148	(63%)	75,619	148,997	(49%)
Average per day	411	1,103	(63%)	418	823	(49%)
Net profits interests	750	3,648	(79%)	11,205	3,732	200%

Average Sales Prices
Gas (per Mcf)	$ 4.10	$ 6.33	(35%)	$ 7.34	$ 6.52	13%
Oil (per Bbl)	$73.91	$76.08	(3%)	$76.54	$75.75	1%

Revenues
Gas sales	$9,426,973	$14,944,684	(37%)	$33,892,343	$31,479,038	8%
Oil sales	2,703,195	7,466,656	(64%)	5,787,970	11,286,552	(49%)

Total Revenues	12,130,168	22,411,340	(46%)	39,680,313	42,765,590	(7%)

Costs
Taxes, transportation and other	2,526,101	3,301,879	(23%)	7,569,190	5,733,949	32%
Production expense	5,630,546	4,562,858	23%	10,249,554	7,973,249	29%
Development costs	810,531	292,723	177%	2,559,137	1,180,043	117%
Overhead	3,225,891	3,185,596	1%	6,290,402	6,351,101	(1%)
Excess costs (c)	(1,323,102)	8,747,920	(115%)	(1,322,862)	18,772,621	(107%)

Total Costs	10,869,967	20,090,976	(46%)	25,345,421	40,010,963	(37%)

Other Proceeds	-	32	(100%)	-	32	(100%)

Net Proceeds	1,260,201	2,320,396	(46%)	14,334,892	2,754,659	420%

Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$1,008,161	$ 1,856,317	(46%)	$11,467,914	$ 2,203,727	420%

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

The following are explanations of significant variances on the underlying properties from second quarter 2022 to second quarter 2023 and from the first six months of 2022 to the comparable period in 2023:

Sales Volumes

Gas

Gas sales volumes decreased 3 percent for second quarter and decreased 4 percent for the six-month period as compared with the same 2022 periods primarily because of natural production decline and timing of cash receipts.

Oil

Oil sales volumes decreased 63 percent for second quarter and 49 percent for the six-month period as compared with the same 2022 periods primarily because of timing of cash receipts and natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6 to 8 percent a year.

Sales Prices

Gas

The second quarter 2023 average gas price was $4.10 per Mcf, a 35 percent decrease from the second quarter 2022 average gas price of $6.33 per Mcf. For the six-month period, the average gas price increased 13 percent to $7.34 per Mcf in 2023 from $6.52 per Mcf in 2022.

Oil

The second quarter 2023 average oil price was $73.91 per Bbl, a 3 percent decrease from the second quarter 2022 average oil price of $76.08 per Bbl. The year-to-date average oil price increased 1 percent to $76.54 per Bbl in 2023 from $75.75 per Bbl in 2022.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs decreased 23 percent for the second quarter primarily because of decreased production and gas deductions due to lower revenues. Taxes, transportation and other costs increased 32 percent for the six-month period primarily because of increased gas production taxes due to higher revenues and absence of Oklahoma production tax refunds.

Production Expense

Production expense increased 23 percent for the second quarter and 29 percent for the six-month period primarily because of increased repairs and maintenance costs, labor, and timing of the annual Oklahoma Senate Bill 168 fee, partially offset by decreased power and fuel costs.

Development Costs

Development costs increased 177 percent for the second quarter and 117 percent for the six-month period primarily because of increased drilling costs related to non-operated wells. Changes in oil or natural gas prices could impact future development plans on the underlying properties.

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

Overhead

Overhead increased 1 percent for the second quarter and decreased 1 percent for the six-month period. Overhead is charged by XTO Energy and other operators for administrative expenses incurred to support operations of the underlying properties. Overhead fluctuates based on changes in the active well count and drilling activity on the underlying properties, as well as an annual cost level adjustment based on an industry index.

Excess Costs

If monthly costs exceed revenues for any conveyance, these excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from another conveyance. Underlying cumulative excess costs for the Kansas and Oklahoma conveyances remaining as of June 30, 2023, totaled $1.3 million ($1.1 million net to Trust), including accrued interest of $1,697 ($1,358 net to Trust). For further information on excess costs, see Note 4 to Condensed Financial Statements.

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

Other Trustee claims related to disputed amounts on the computation of the Trust’s net proceeds for 2014 through 2019 and 2021 were bifurcated from the initial arbitration. The final hearing regarding the remaining dispute over net proceeds is scheduled to occur November 8, 2023.

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

Item 5. Other Information

The Trust does not have any directors or officers, and as a result, no such persons adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

HUGOTON ROYALTY TRUST
By ARGENT TRUST COMPANY, TRUSTEE

	By	/s/ NANCY WILLIS
Nancy Willis
Vice President

EXXON MOBIL CORPORATION

Date: August 11, 2023	By	/s/ WENDI POWELL
Wendi Powell
Upstream Controller

(The Trust has no directors or executive officers.)