Form 10-Q
period 2023-09-30
HUGOTON ROYALTY TRUST
filed 2023-11-13
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of November 1, 2023

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

HUGOTON ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Unless specified otherwise, all amounts included herein are presented in U.S. dollars. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Hugoton Royalty Trust at September 30, 2023, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2023 and 2022, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	September 30, 2023	December 31, 2022

ASSETS

Cash and short-term investments	$638,463	$2,829,458

Interest to be received	-	4,902

Net profits interests in oil and gas properties - net (Note 1)	-	-

	$638,463	$2,834,360

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$-	$1,834,360

Expense reserve (a)	638,463	1,000,000

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	-	-

	$638,463	$2,834,360

(a)	The expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income.

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022

Net profits income	$-	$9,440,853	$11,467,914	$11,644,580

Interest income	12,810	3,364	57,458	3,364

Total income	12,810	9,444,217	11,525,372	11,647,944

Administration expense	374,347	132,309	790,389	465,728

Cash reserves withheld (used) for Trust expenses	(361,537)	347,549	(361,537)	1,000,000

Change in accounts payable to the Trustee (increase)/decrease	-	-	-	1,217,857

Distributable income	$-	$8,964,359	$11,096,520	$8,964,359

Distributable income per unit (40,000,000 units)	$-	$0.224109	$0.277413	$0.224109

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022

Trust corpus, beginning of period	$-	$-	$-	$(1,217,857)

Distributable income	-	8,964,359	11,096,520	8,964,359

Distributions declared	-	(8,964,359)	(11,096,520)	(8,964,359)

Change in accounts payable to the Trustee (increase)/decrease	-	-	-	1,217,857

Trust corpus, end of period	$-	$-	$-	$-

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.	Basis of Accounting

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

Liquidity and Going Concern

The accompanying condensed financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on a going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. Accumulated excess costs for the Kansas, Oklahoma and Wyoming conveyances have resulted in insufficient net proceeds to the Trust and a reduction in the Trust’s expense reserve. These conditions raise substantial doubt about the Trust’s ability to continue as a going concern as the Trust does not have sufficient cash to meet its obligations during the one-year period after the date the financial statements are issued. Factors attributable to the cash shortage are primarily the previously disclosed development costs to drill three non-operated wells in Major County, Oklahoma, lower oil and natural gas prices during 2023, and excess cost positions on the Kansas, Oklahoma and Wyoming conveyances including accumulated interest, which have resulted in no unitholder distributions since July 2023. In addition, on May 18, 2021, the arbitration panel issued its second interim final award over the amount of XTO Energy’s settlement in the Chieftain class action lawsuit that can be charged to the Trust as a production cost which XTO Energy has estimated to be approximately $14.6 million net to the Trust. This adjustment would further increase excess costs on the Oklahoma conveyance. The Trustee has prepared a preliminary budget estimating the administrative expenses for the twelve months ending September 30, 2024, which assumes no cash inflow from either net profits income or from other sources. The Trustee intends to review options for the Trust which may include alternatives to continuing as a going concern or may include seeking financing to pay the Trust obligations during the one-year period after the date the financial statements are issued; however, there can be no assurance that financing will be available on acceptable terms or at all. If financing became available to the Trust, it would have to be repaid, together with interest, and the Trust’s expense reserve would have to be replenished prior to any distributions to unitholders.

On July 9, 2020, the Trustee notified XTO Energy of the Trustee’s claim to indemnification to the Trust Estate for all liability, expense, claims, damages or loss incurred by the Trustee in connection with the administration of the Trust. The Trustee stated it anticipates seeking reimbursement from XTO Energy upon depletion of the Trust’s cash reserve. XTO Energy responded that any indemnity claim to XTO Energy is premature before the Trust Estate is exhausted.

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

On January 20, 2021, the arbitration panel issued its Corrected Interim Final Award (i) “reject[ing] the Trust’s contention that XTO has no right under the Conveyance to charge the Trust with amounts XTO paid under section 1.18(a)(i) as royalty obligations to settle the Chieftain litigation” and (ii) stating “[t]he next phase will determine how much of the Chieftain settlement can be so charged, if any of it can be, in the exercise of the right found by the Panel.” Following briefing by both parties, on May 18, 2021, the Panel issued its second interim final award over the amount of XTO Energy’s settlement in the Chieftain class action lawsuit that can be charged to the Trust as a production cost. The Panel in its decision has ruled that out of the $80 million settlement, the “Trust is obligated to pay its share under the Conveyance of the $48 million that was received by the plaintiffs in the Chieftain lawsuit by virtue of the settlement of that litigation. The Trust is not obligated by the Conveyance to pay any share of the $32 million received by the lawyers for the plaintiffs in the Chieftain lawsuit by virtue of the settlement.” XTO Energy and the Trustee are in the process of determining the portion of the $48 million that is allocable to Trust properties to be charged as an excess cost to the Trust but estimate it to be approximately $14.6 million net to the Trust.

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

Other Trustee claims related to disputed amounts on the computation of the Trust’s net proceeds for 2014 through 2019 and 2021 were bifurcated from the initial arbitration. Although the arbitration isn’t terminated, the final hearing regarding the remaining dispute over net proceeds, previously scheduled to occur on November 8, 2023, was cancelled. XTO Energy and the Trustee will provide material updates as they become available.

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

The following summarizes excess costs activity, cumulative excess costs balance and accrued interest to be recovered by conveyance as calculated by XTO Energy:

	Underlying
	KS	OK	WY	Total

Cumulative excess costs remaining at 12/31/22	$-	$-	$-	$-
Net excess costs (recovery) for the quarter ended 3/31/23	-	-	-	-
Net excess costs (recovery) for the quarter ended 6/30/23	177,356	1,146,689	-	1,324,045
Net excess costs (recovery) for the quarter ended 9/30/23	192,368	5,662,363	803,055	6,657,786

Cumulative excess costs remaining at 9/30/23	369,724	6,809,052	803,055	7,981,831
Accrued interest at 9/30/23	8,033	104,544	6,420	118,997

Total remaining to be recovered at 9/30/23	$377,757	$6,913,596	$809,475	$8,100,828

	NPI
	KS	OK	WY	Total

Cumulative excess costs remaining at 12/31/22	$-	$-	$-	$-
Net excess costs (recovery) for the quarter ended 3/31/23	-	-	-	-
Net excess costs (recovery) for the quarter ended 6/30/23	141,885	917,351	-	1,059,236
Net excess costs (recovery) for the quarter ended 9/30/23	153,894	4,529,891	642,444	5,326,229

Cumulative excess costs remaining at 9/30/23	295,779	5,447,242	642,444	6,385,465
Accrued interest at 9/30/23	6,427	83,635	5,136	95,198

Total remaining to be recovered at 9/30/23	$302,206	$5,530,877	$647,580	$6,480,663

For the quarter ended September 30, 2023, excess costs were $192,368 ($153,894 net to the Trust) on properties underlying the Kansas net profits interests.

For the quarter ended September 30, 2023, excess costs were $5,662,363 ($4,529,891 net to the Trust) on properties underlying the Oklahoma net profits interests. This balance does not include the portion of the Chieftain settlement the Panel determined could be charged as a production cost. XTO Energy has estimated the amount to be approximately $14.6 million net to the Trust.

For the quarter ended September 30, 2023, excess costs were $803,055 ($642,444 net to the Trust) on properties underlying the Wyoming net profits interests.

Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of September 30, 2023, totaled $8.1 million ($6.5 million net to the Trust), including accrued interest of $0.1 million ($0.1 million net to the Trust).

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

Distributable Income

Quarter

For the quarter ended September 30, 2023, net profits income was $0 as compared to $9,440,853 for third quarter 2022 primarily due to lower gas and oil prices ($11.0 million), increased development costs ($5.1 million), decreased gas and oil production ($0.6 million), and increased overhead ($0.2 million), partially offset by net excess costs activity ($5.9 million), decreased taxes, transportation and other costs ($1.2 million), and decreased production expenses ($0.4 million). See “Net Profits Income” below.

After adding interest income of $12,810, and deducting administration expense of $374,347, and utilizing $361,537 of the expense reserve to pay Trust expenses, distributable income for the quarter ended September 30, 2023, was $0, or $0.000000 per unit of beneficial interest. Administration expense for the quarter increased $242,038 as compared to the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, cash reserve and interest rates. For third quarter 2022, distributable income was $8,964,359, or $0.224109 per unit.

Distributions to unitholders for the quarter ended September 30, 2023, were:

Record Date	Payment Date	Distribution per Unit
July 31, 2023	August 14, 2023	$0.000000
August 31, 2023	September 15, 2023	0.000000
September 29, 2023	October 16, 2023	0.000000

		$0.000000

Nine Months

For the nine months ended September 30, 2023, net profits income was $11,467,914 compared with $11,644,580 for the same 2022 period primarily due to lower gas and oil prices ($7.8 million), decreased oil and gas production ($6.3 million), increased development costs ($6.3 million), increased production expenses ($1.5 million), increased taxes, transportation and other costs ($0.2 million), and increased overhead costs ($0.1 million), partially offset by net excess costs activity ($22.0 million). See “Net Profits Income” below.

After adding interest income of $57,458 and deducting administration expense of $790,389 and utilizing $361,537 of the expense reserve to pay Trust expenses, distributable income for the nine months ended September 30, 2023, was $11,096,520, or $0.277413 per unit of beneficial interest. Administration expense for the nine months ended September 30, 2023, increased $324,661 as compared to the same 2022 period, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, cash reserve and interest rates. For the nine months ended September 30, 2022, distributable income was $8,964,359 or $0.224109 per unit.

Net Profits Income

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

-	oil and gas sales volumes,
-	oil and gas sales prices, and
-	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months			Nine Months
	Ended September 30 (a)		Increase	Ended September 30 (a)		Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	2,313,603	2,457,484	(6%)	6,931,971	7,285,730	(5%)
Average per day	25,148	26,712	(6%)	25,392	26,688	(5%)
Net profits interests	-	1,064,656	(100%)	990,526	1,433,170	(31%)

Oil (Bbls) (b)
Underlying properties	45,936	51,005	(10%)	121,555	200,002	(39%)
Average per day	499	554	(10%)	445	733	(39%)
Net profits interests	-	25,397	(100%)	11,205	29,129	(62%)

Average Sales Prices
Gas (per Mcf)	$ 2.80	$ 7.73	(64%)	$ 5.82	$ 6.93	(16%)
Oil (per Bbl)	$72.10	$104.54	(31%)	$74.86	$83.09	(10%)

Revenues
Gas sales	$6,468,254	$18,995,538	(66%)	$40,360,597	$50,474,576	(20%)
Oil sales	3,311,987	5,332,099	(38%)	9,099,957	16,618,651	(45%)

Total Revenues	9,780,241	24,327,637	(60%)	49,460,554	67,093,227	(26%)

Costs
Taxes, transportation and other	2,081,264	3,636,208	(43%)	9,650,454	9,370,157	3%
Production expense	4,299,551	4,738,010	(9%)	14,549,105	12,711,259	14%
Development costs	6,695,562	239,373	2697%	9,254,699	1,419,416	552%
Overhead	3,361,650	3,151,184	7%	9,652,052	9,502,285	2%
Excess costs (c)	(6,657,786)	761,796	(974%)	(7,980,648)	19,534,417	(141%)

Total Costs	9,780,241	12,526,571	(22%)	35,125,662	52,537,534	(33%)

Other Proceeds	-	-	-	-	32	(100%)

Net Proceeds	-	11,801,066	(100%)	14,334,892	14,555,725	(2%)

Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$ -	$ 9,440,853	(100%)	$11,467,914	$11,644,580	(2%)

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

The following are explanations of significant variances on the underlying properties from third quarter 2022 to third quarter 2023 and from the first nine months of 2022 to the comparable period in 2023:

Sales Volumes

Gas

Gas sales volumes decreased 6 percent for third quarter and 5 percent for the nine-month period as compared with the same 2022 periods primarily because of natural production decline and timing of cash receipts.

Oil

Oil sales volumes decreased 10 percent for third quarter and 39 percent for the nine-month period as compared with the same 2022 periods primarily because of timing of cash receipts and natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6 to 8 percent a year.

Sales Prices

Gas

The third quarter 2023 average gas price was $2.80 per Mcf, a 64 percent decrease from the third quarter 2022 average gas price of $7.73 per Mcf. For the nine-month period, the average gas price decreased 16 percent to $5.82 per Mcf in 2023 from $6.93 per Mcf in 2022.

Oil

The third quarter 2023 average oil price was $72.10 per Bbl, a 31 percent decrease from the third quarter 2022 average oil price of $104.54 per Bbl. The year-to-date average oil price decreased 10 percent to $74.86 per Bbl in 2023 from $83.09 per Bbl in 2022.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs decreased 43 percent for the third quarter primarily because of decreased production and gas deductions due to lower revenues. Taxes, transportation and other costs increased 3 percent for the nine-month period primarily because of increased gas production taxes due to the absence of Oklahoma production tax refunds.

Production Expense

Production expense decreased 9 percent for the third quarter primarily because of decreased plug and abandonment expense, repairs and maintenance, and measurement costs, partially offset by increased pipeline costs. Production expense increased 14 percent for the nine-month period primarily because of increased repairs and maintenance, labor, and pipeline costs, partially offset by decreased power and fuel costs.

Development Costs

Development costs increased $6.5 million for the third quarter and $7.8 million for the nine-month period primarily because of increased drilling costs related to non-operated wells. Changes in oil or natural gas prices could impact future development plans on the underlying properties.

As previously disclosed, XTO Energy advised the Trustee that it elected to participate in the development of three non-operated wells in Major County, Oklahoma. Two of the wells were completed in second quarter of 2023 and one well is expected to be completed in fourth quarter of 2023. XTO Energy advised the Trustee that the total development costs for the three non-operated wells was anticipated to be approximately $9 million underlying ($7 million net to the Trust). No assurances can be made as to the estimated costs of the non-operated wells, timing to complete the third well, or timing of receipt of costs for drilling the wells.

Overhead

Overhead increased 7 percent for the third quarter and 2 percent for the nine-month period. Overhead is charged by XTO Energy and other operators for administrative expenses incurred to support operations of the underlying properties. Overhead fluctuates based on changes in the active well count and drilling activity on the underlying properties, as well as an annual cost level adjustment based on an industry index.

Excess Costs

If monthly costs exceed revenues for any conveyance, these excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from another conveyance. Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of September 30, 2023, totaled $8.1 million ($6.5 million net to Trust), including accrued interest of $0.1 million ($0.1 million net to Trust). For further information on excess costs, see Note 4 to Condensed Financial Statements.

Contingencies

For information on contingencies, see Note 3 to Condensed Financial Statements.

Forward-Looking Statements

Certain information included in this quarterly report and other materials filed, or to be filed, by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the Trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, excess costs, continuation of the Trust as a going-concern, or alternatives to a going-concern, reserve-to-production ratios, future production, development activities and associated operating expenses, future development plans by area, increased density drilling, maintenance projects, development, production, regulatory and other costs, oil and gas prices and expectations for future demand, the impact of inflation and economic downturns on economic activity, government policy and its impact on oil and gas prices and future demand, the development and competitiveness of alternative energy sources, pricing differentials, proved reserves, future net cash flows, production levels, expense reserve budgets, availability of financing, arbitration, litigation, liquidity, financing, political and regulatory matters, such as tax and environmental policy, climate policy, trade barriers, sanctions, competition, war and other political or security disturbances. Such forward-looking statements are based on XTO Energy’s and the Trustee’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “may,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “should,” “could,” “would,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict, including those detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022, which is incorporated by this reference as though fully set forth herein. Therefore, actual financial and operational results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. XTO Energy and the Trustee assume no duty to update these statements as of any future date.

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

On January 20, 2021, the arbitration panel issued its Corrected Interim Final Award (i) “reject[ing] the Trust’s contention that XTO has no right under the Conveyance to charge the Trust with amounts XTO paid under section 1.18(a)(i) as royalty obligations to settle the Chieftain litigation” and (ii) stating “[t]he next phase will determine how much of the Chieftain settlement can be so charged, if any of it can be, in the exercise of the right found by the Panel.” Following briefing by both parties, on May 18, 2021, the Panel issued its second interim final award over the amount of XTO Energy’s settlement in the Chieftain class action lawsuit that can be charged to the Trust as a production cost. The Panel in its decision has ruled that out of the $80 million settlement, the “Trust is obligated to pay its share under the Conveyance of the $48 million that was received by the plaintiffs in the Chieftain lawsuit by virtue of the settlement of that litigation. The Trust is not obligated by the Conveyance to pay any share of the $32 million received by the lawyers for the plaintiffs in the Chieftain lawsuit by virtue of the settlement.” XTO Energy and the Trustee are in the process of determining the portion of the $48 million that is allocable to Trust properties to be charged as an excess cost to the Trust but estimate it to be approximately $14.6 million net to the Trust.

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

Other Trustee claims related to disputed amounts on the computation of the Trust’s net proceeds for 2014 through 2019 and 2021 were bifurcated from the initial arbitration. Although the arbitration isn’t terminated, the final hearing regarding the remaining dispute over net proceeds, previously scheduled to occur on November 8, 2023, was cancelled. XTO Energy and the Trustee will provide material updates as they become available.

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

The Trust may not have sufficient cash to meet its obligations during the one-year period after the date that the financial statements are issued and may choose or be required to take other actions to satisfy its obligations by seeking additional financing, which may not be successful.

All three of the Trust’s conveyances are in excess costs resulting in no net proceeds to the Trust and a reduction of the Trust’s expense reserve, which have resulted in no unitholder distributions since July 2023. These conditions raise substantial doubt about the Trust’s ability to continue as a going concern as the Trust does not have sufficient cash to meet its obligations during the one-year period after the date the financial statements are issued. The Trust’s financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances that the Trust will receive net profits income sufficient to pay its obligations during the one-year period after the date the financial statements are issued, and as a result, may choose or be required to seek additional financing or alternatives to the Trust continuing as a going concern. If the Trust is unable to continue as a going concern, unitholders could incur significant losses on their investment in the Trust or lose their entire investment in the Trust altogether. For further information see Notes to Condensed Financial Statements – 1. Basis of Accounting – Liquidity and Going Concern.

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

HUGOTON ROYALTY TRUST
By ARGENT TRUST COMPANY, TRUSTEE
By	/s/ NANCY WILLIS
Nancy Willis
Vice President

EXXON MOBIL CORPORATION
Date: November 13, 2023	By	/s/ WENDI POWELL
Wendi Powell
Upstream Controller

(The Trust has no directors or executive officers.)