Form 10-K
period 2023-12-31
HUGOTON ROYALTY TRUST
filed 2024-04-01
CIK 862022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to      .

Commission File No. 1-10476

Hugoton Royalty Trust

(Exact name of registrant as specified in its charter)

Texas	58-6379215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Corporate Trustee:
Argent Trust Company 3838 Oak Lawn Ave, Suite 1720 Dallas, Texas 75219-4518	75219
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of units of beneficial interest held by non-affiliates of the registrant at June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $36.0 million.

The number of units of beneficial interest outstanding as of March 13, 2024, was 40,000,000.

HUGOTON ROYALTY TRUST

2023 ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1. BUSINESS

Hugoton Royalty Trust (the “Trust”) is an express trust created under the laws of Texas pursuant to the Hugoton Royalty Trust Indenture entered into on December 1, 1998, between XTO Energy Inc. (formerly known as Cross Timbers Oil Company and, hereafter, “XTO Energy”), as grantor, and NationsBank, N.A., as Trustee. The current trustee of the Trust is Argent Trust Company, a Tennessee chartered trust company (“Argent”). Effective April 10, 2023, Simmons Bank resigned as trustee, and Argent was appointed as the successor trustee.

The defined term “Trustee” as used herein shall refer to Simmons Bank for periods from February 20, 2018, through April 9, 2023, and shall refer to Argent for periods on and after April 10, 2023.

The principal office of the Trust is 3838 Oak Lawn Ave, Suite 1720, Dallas, Texas 75219. (Telephone number 855-588-7839). The Trust’s internet website is www.hgt-hugoton.com. We make available free of charge, through our website, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are accessible through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Information on our website is not incorporated into this report.

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

All three of the Trust’s conveyances are in excess costs resulting in no net proceeds to the Trust and a reduction in the Trust’s expense reserve, which have resulted in no unitholder distributions since July 2023. These conditions raise substantial doubt about the Trust’s ability to continue as a going concern as the Trust does not have sufficient cash to meet its obligations during the one-year period after the date the financial statements are issued. The Trust’s financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances that the Trust will receive net profits income sufficient to pay its obligations during the one-year period after the date the financial statements are issued, and as a result, may choose or be required to seek additional financing or alternatives to the Trust continuing as a going concern. If the Trust is unable to continue as a going concern, unitholders could incur significant losses on their investment in the Trust or lose their entire investment in the Trust altogether. For further information see Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

The market price for the Trust units may not reflect the value of the net profits interests held by the Trust.

The public trading price for the Trust units has historically been tied to the recent and expected levels of cash distributions on the Trust units. However, no cash distribution has occurred for eight months as of the date of this report, April 1, 2024. The amounts available for distribution by the Trust vary in response to numerous factors outside the control of the Trust or XTO Energy, including prevailing prices for oil and natural gas produced from the underlying properties. The market price of the Trust units is not necessarily indicative of the value that the Trust would realize if the net profits interests were sold to a third-party buyer. In addition, such market price is not necessarily reflective of the fact that, since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. There is no guarantee that distributions made to a unitholder over the life of these depleting assets will equal or exceed the purchase price paid by the unitholder or that distributions from the Trust will resume in 2024 or at all.

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

Production expense and development costs are deducted in the calculation of the Trust’s share of net proceeds. Accordingly, higher or lower production expense and development costs, without concurrent changes in revenue, will directly decrease or increase the amount received by the Trust. If development costs and production expense for underlying properties in a particular state exceed the production proceeds from the properties (as has been the case with respect to the properties underlying all three of the Trust’s conveyances for the eight months preceding the date of this report), the Trust will not receive net profits income for those properties until future net proceeds from production in that state exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs. Additionally, XTO Energy has advised the Trustee that total budgeted development costs for the underlying properties are approximately $3 million for 2024 which could exceed revenues for the underlying conveyances. See Item 2. Properties.

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

Other Trustee claims related to disputed amounts on the computation of the Trust’s net proceeds for 2014 through 2019 and 2021 were bifurcated from the initial arbitration. Although the arbitration is not terminated, the final hearing regarding the remaining dispute over net proceeds, previously scheduled to occur on November 8, 2023, was cancelled. XTO Energy and the Trustee will provide material updates as they become available. See Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – Note 8 – Contingencies for additional information.

Government action, policies or regulations designed to discourage production, reduce demand for, or promote alternatives to oil and natural gas could impact the price of oil and natural gas produced on the properties underlying the Trust’s net profits interests, directly as intended or through unintended consequences.

Governments around the world are considering actions intended to reduce greenhouse gas emissions by decreasing both the supply of and the demand for oil and natural gas products or promote alternatives. These include the adoption of cap-and-trade regimes, carbon taxes, trade tariffs, minimum renewable usage requirements, restrictive permitting, increased mileage and other efficiency standards, mandates for sales of electric vehicles, mandates for use of specific fuels or technologies, and other incentives or mandates designed to support transitioning to lower-emission energy sources. Political and other actors and their agents also increasingly seek to advance climate change objectives indirectly, such as by seeking to reduce the availability or increase the cost of financing and investment in the oil and gas sector. Depending on how policies are formulated and applied, such policies could impact the ability and costs of the operators of the properties underlying the Trust’s net profits interests to supply products, demand for their products, or the competitiveness of hydrocarbon-based products, which in turn, could reduce net proceeds to the Trust. Any policy that increases the costs for operators of the properties underlying the net profits interests or lower market prices could have a material impact on the distributable income of the Trust.

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

On August 27, 2018, the Trust units were delisted from the NYSE and began to be quoted on the OTCQX, which is maintained by the OTC Market Group Inc., under the symbol “HGTXU.” The Trustee received notice from the OTC Markets Group Inc. dated April 16, 2020, notifying the Trustee that the Trust was no longer in compliance with Section 3.2(a) of the Standards for Continued Qualification of the OTCQX Rules for U.S. Companies, in that as of December 31, 2019, the Trust had less than $2 million in net tangible assets, average revenue of less than $6 million over the past three years, and the Trust’s bid price is below $5 per share. The notice stated that if the Trust was unable to cure the deficiency by May 18, 2020, then it would be moved from OTCQX to the OTC Pink market. The Trust transitioned from the OTCQX to the OTCQB on May 19, 2020. Trading on the OTC is often characterized as thin with sporadic fluctuations in price and the availability of buyers or sellers of a security. No assurance can be given that an active trading market for the Trust units will further develop or continue. The Trust units will likely be subject to greater volatility and lower trading volumes than when the Trust units were listed on the New York Stock Exchange. This could depress the trading price of the Trust units and make it more difficult to purchase, dispose of or obtain accurate quotations as to the value of the Trust units. No assurance can be made how such transition may affect the liquidity of the units.

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

There are operational risks and hazards associated with the production and transportation of oil and natural gas, including, without limitation, natural disasters, blowouts, explosions, fires, leakage of oil or natural gas, releases of other hazardous materials, mechanical failures, cratering, and pollution. Any of these or similar occurrences could result in the interruption or cessation of operations, personal injury or loss of life, property damage, damage to productive formations or equipment, damage to the environment or natural resources, or cleanup obligations. The operation of oil and gas properties is also subject to various laws and regulations. Non-compliance with such laws and regulations could subject the operator to additional costs, sanctions or liabilities. The uninsured costs resulting from any of the above or similar occurrences could be deducted as a production expense or development cost in calculating the net proceeds payable to the Trust, and would therefore reduce Trust distributions by the amount of such uninsured costs.

The Trust may be subject to attempted cybersecurity disruptions from a variety of sources including state-sponsored actors.

XTO Energy’s defensive preparedness includes multi-layered technological capabilities designed to prevent and detect cybersecurity disruptions; non-technological measures such as threat information sharing with governmental and industry groups; internal training and awareness campaigns including routine testing of employee awareness and business preparedness for response and recovery. The Trustee also maintains robust cybersecurity protocols including, but not limited to, technological capabilities that prevent and detect disruptions; computer workstations and programs protected with passwords and passphrases, as well as employee training throughout the year on banking regulations and cybersecurity followed up by testing of that knowledge. Other, non-technical protocols include securing of documents and work areas that could contain personal, non-public information. If the measures taken to protect against cybersecurity disruptions prove to be insufficient or if proprietary data is otherwise not protected, XTO Energy, the Trustee or customers, employees, or third parties could be adversely affected. The Trust has limited ability to influence third parties, including our partners, suppliers, and service providers (including providers of cloud-hosting services for our data or applications), to implement strong cybersecurity controls and is exposed to potential harm from cybersecurity events that may affect their operations. Cybersecurity disruptions could cause physical harm to people or the environment; damage or destroy assets; compromise business systems; result in proprietary information being altered, lost, or stolen; result in employee, customer, or third-party information being compromised; or otherwise disrupt our business operations. We could incur significant costs to remedy the effects of a major cybersecurity disruption in addition to costs in connection with resulting regulatory actions, litigation, or reputational harm.

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

The financial statements of the Trust are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles (“U.S. GAAP”). Although this basis of accounting is permitted for royalty trusts by the Securities and Exchange Commission, the financial statements of the Trust differ from U.S. GAAP financial statements because net profits income is not accrued in the month of production, expenses are not recognized when incurred and cash reserves may be established for certain contingencies that would not be recorded in U.S. GAAP financial statements. See Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – Note 2 Basis of Accounting for additional information.

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

U.S. federal tax reform legislation informally known as the Tax Cuts and Jobs Act (“TCJA”) was enacted December 22, 2017, and made significant changes to the federal income tax rules applicable to both individuals and entities, including changes to the effective tax rate on a Trust unitholder’s allocable share of certain income from the Trust. The TCJA is complex and Trust unitholders should consult their tax advisor regarding the TCJA and its effect on an investment in Trust units. In addition, the current administration has generally proposed repealing fossil fuel tax subsidies, which could impact certain tax benefits available to Trust unitholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2023, the Trust did not have any unresolved Securities and Exchange Commission staff comments.

ITEM 1C. CYBERSECURITY

The Trust does not have a board of directors; therefore, the Trustee is responsible for oversight of the Trust’s risks from cybersecurity threats. The Trustee has dedicated personnel that are responsible for assessing and managing the Trust’s cyber risk management program, informing senior management of the Trustee regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervising such efforts. The Trustee’s information technology team has decades of experience selecting, deploying, and operating cybersecurity technologies, initiatives, and processes, and relies on threat intelligence as well as other information obtained from governmental, public or private sources, including external consultants engaged by the Trustee to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. External partners are a key part of the Trustee’s cybersecurity protocols and policies. The Trustee works with leading firms in the cybersecurity industry, leveraging their technology and expertise to monitor and maintain the performance and effectiveness of products and services that are used by the Trustee.

The Trustee maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats, which processes are integrated into the Trustee’s overall risk management process. The Trustee maintains robust cybersecurity protocols including, but not limited to technological capabilities that prevent and detect disruptions; computer workstations and programs protected with passwords and passphrases, as well as employee training throughout the year on financial regulations and cybersecurity followed up by testing of that knowledge. The protocols are based on recognized best practices and standards for cybersecurity and information technology. The Trustee has an annual assessment, performed by a third-party vendor, of the Trustee’s cyber risk management program.

Other, non-technical protocols include securing of documents and work areas that could contain personal, non-public information and independent verification of information changes by outside vendors.

The Trust faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. The Trustee has experienced, and will continue to experience, cyber incidents in the normal course of its business. However, prior cybersecurity incidents have not had a material adverse effect on the Trust’s business, financial condition, results of operations, or cash flows. See Item 1A. Risk Factors – The Trust may be subject to attempted cybersecurity disruptions from a variety of sources including state-sponsored actors.

ITEM 2. PROPERTIES

The net profits interests are the principal asset of the Trust. The Trustee cannot acquire any other assets, with the exception of certain short-term investments as specified under Item 1. Business. The Trustee may sell or otherwise dispose of all or any part of the net profits interests if approved by a vote of holders of 80% or more of the outstanding Trust units, or upon termination of the Trust. Otherwise, the Trust is required to sell up to one percent of the value of the net profits interests in any calendar year, pursuant to notice from XTO Energy of its desire to sell the related underlying properties. Any sale must be for cash with 80% of the proceeds distributed to the unitholders on the next declared distribution. All the underlying properties are currently owned by XTO Energy. XTO Energy may sell all or any portion of the underlying properties at any time, subject to and burdened by the net profits interests.

The underlying properties are predominantly gas-producing properties with established production histories in the Hugoton area of Oklahoma and Kansas, the Anadarko Basin of Oklahoma and the Green River Basin of Wyoming. The average reserve-to-production index for the underlying properties as of December 31, 2023, is approximately 10 years. This index is calculated using total proved reserves and estimated 2024 production for the underlying properties. The projected 2024 production is from proved developed producing reserves as of December 31, 2023. Based on estimated future net cash flows at 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, the future net cash flows from proved reserves of the underlying properties are approximately 55 percent natural gas and 45 percent oil. XTO Energy operates approximately 95 percent of the underlying properties.

Because the underlying properties are working interests, production expense, development costs and overhead are deducted in calculating net profits income. As a result, net profits income is affected by the level of maintenance and development activity on the underlying properties. See Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations. Total 2023 development costs deducted for the underlying properties were $9.5 million, an increase of $7.1 million from the prior year. XTO Energy has informed the Trustee that total 2024 budgeted development costs for the underlying properties are approximately $3 million. Changes in oil or natural gas prices could impact future development plans on the underlying properties.

Significant Properties

Hugoton Area

Natural gas was discovered in the Hugoton area in 1922. With an estimated five million productive acres covering parts of Texas, Oklahoma and Kansas, the Hugoton area is one of the largest domestic natural gas producing areas. During 2023, daily sales volumes from the underlying properties in the Hugoton area averaged approximately 5,600 Mcf of gas and 30 Bbls of oil.

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

Within this area, XTO Energy did not drill any new wells or perform any workovers in 2023. XTO Energy has informed the Trustee that it does not plan to drill any new wells or perform any workovers during 2024.

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

Other Hugoton gas production is sold under a third-party contract that remains in effect for the life of the lease. Under the contract, XTO Energy receives 74.5% of the net proceeds received by the buyer from the sale of the residue gas and liquids produced from certain underlying properties. The residue gas net proceeds are based upon the weighted average price of the gas sold by the buyer at its facilities, and the liquids net proceeds are based upon an average daily index sales price, less transportation, processing and storage fees incurred by the buyer. The buyer agrees to use its best efforts to take all of the gas produced, subject to its market requirements. The buyer has been taking all of the gas produced for over ten years.

Anadarko Basin

Oil and gas accumulations were discovered in the Anadarko Basin of western Oklahoma in 1945. XTO Energy is one of the largest producers in the Ringwood, Northwest Okeene and Cheyenne Valley fields of Major County, the Northeast Cedardale field of Woodward County and the Elk City field of Beckham County, the principal producing regions of the underlying properties in the Anadarko Basin. Daily sales volumes from the underlying properties in the Anadarko Basin averaged approximately 12,200 Mcf of gas and 550 Bbls of oil in 2023.

The fields in the Major County area are characterized by oil and gas production from a variety of structural and stratigraphic traps. Productive zones include the Oswego, Red Fork, Inola, Chester, Manning, Mississippian, Hunton and Arbuckle formations. Within this area, XTO Energy performed one workover in 2023. XTO Energy has informed the Trustee that it does not plan to drill any new wells or perform any workovers in Major County during 2024.

The fields within Woodward County are characterized primarily by gas production from a variety of structural and stratigraphic traps. Productive zones include the Cottage Grove, Oswego, Chester and Mississippian formations. Within this area, XTO Energy did not drill any wells or perform any workovers in 2023. XTO Energy has informed the Trustee that it does not plan to drill any new wells or perform any workovers in Woodward County during 2024.

The Elk City field on the eastern edge of Beckham County produces oil and gas from a structural anticline with stratigraphic trapping features. Production zones include the Hoxbar, Atoka and Morrow formations. Within this area, XTO Energy performed one workover in 2023. XTO Energy has informed the Trustee that it does not plan to drill any new wells or perform any workovers within the Elk City field during 2024.

XTO Energy’s future development plans for the underlying properties in the Anadarko Basin may include:

1.	mechanical stimulation of existing wells;
2.	installing artificial lift;
3.	opening new producing zones in existing wells;
4.	deepening existing wells to new producing zones; and
5.	future drilling of additional wells.

A gathering subsidiary of XTO Energy operates a 300-mile gathering system and pipeline in the Major County area. The gathering subsidiary and a third-party processor purchase natural gas produced at the wellhead from XTO Energy and other producers in the area under various agreements, most of which were entered into in the 1960’s and 1970’s, and which include life-of-production terms such that the contracts will continue until there is no further production from the underlying properties, unless the production declines so that it is no longer economical to take the gas. The gathering subsidiary and the third-party processor are required to take certain minimum volumes of the gas produced but have been taking all of the volumes produced for over ten years. The gathering subsidiary gathers and transports the gas to a third-party processor, which processes the gas and pays XTO Energy and other producers for at least 50 percent of the liquids processed based upon a weighted average sales price less transportation charges, which price may vary in the event of inadequate markets. After the gas is processed, the gathering subsidiary transports the gas via a residue pipeline to a connection with an interstate pipeline. The gathering subsidiary pays XTO Energy for the residue gas based upon a weighted average price from downstream sales to third parties, which price will vary monthly based upon market conditions. The gathering subsidiary pays this price to XTO Energy less a compression and gathering fee of approximately $0.31 per Mcf of residue gas. This gathering fee was previously approved by the Federal Energy Regulatory Commission when the gathering subsidiary was regulated. As of December 31, 2023, the gathering system was collecting approximately 5,800 Mcf per day, approximately 65 percent of which are operated by XTO Energy. Estimated capacity of the gathering system is 21,000 Mcf per day. The gathering subsidiary also provides contract operating services to properties in Woodward County, collecting approximately 2,050 Mcf per day, for an average fee of approximately $0.48 per Mcf. The fee is subject to an annual price renegotiation under which either party can request that the price provided under the contract be renegotiated. The contract continues on a yearly basis, and it is subject to termination upon written notice prior to its annual renewal or in the event the parties fail to agree upon a pricing renegotiation. XTO Energy also sells gas directly to third parties. The price paid to XTO Energy is based upon the weighted average price of several published indices, which price varies upon market conditions, and includes a deduction for any transportation fees charged by the third party. Neither party has a firm obligation to sell or purchase any specific minimum quantity of gas.

Green River Basin

The Green River Basin is located in southwestern Wyoming. Natural gas was discovered in the Fontenelle field of the Green River Basin in the early 1970’s. The producing reservoirs are the Frontier, Baxter and Dakota sandstones.

Daily 2023 sales volumes from the underlying properties in the Fontenelle field averaged approximately 8,000 Mcf of natural gas and 20 Bbls of oil. XTO Energy did not drill any wells or perform any workovers in the Green River Basin in 2023. XTO Energy has advised the Trustee that it does not plan to drill any new wells or perform any workovers in the Green River Basin during 2024. XTO Energy has advised the Trustee that it is continuing its efforts to reduce pipeline pressure which has shown potential for increasing production and extending field life in the Fontenelle field.

Potential development activities for the underlying properties in this area include:

1.	installing artificial lift;
2.	restimulating producing intervals utilizing new technology;
3.	additional compression to lower line pressures; and
4.	opening new producing zones in existing wells.

XTO Energy markets the gas produced from the Fontenelle field and nearby properties under various marketing arrangements. Under the agreement covering the majority of the gas sold, XTO Energy compresses the gas on the lease, transports it off the lease and compresses the gas again prior to entry into the gas plant pipeline. The pipeline transports the gas to the gas plant, where the gas is processed, then redelivered to XTO Energy. The owner of the gas plant and related pipeline charges XTO Energy for operational fuel and processing and has agreed to accept certain volumes, which amounts can be adjusted by the owner. The owner may be able to cease taking volumes if it has valid unaddressed concerns regarding the creditworthiness of XTO Energy. In 2023, the fuel charge was approximately one percent of the volumes produced and the fee was approximately $0.14 per MMBtu. These charges are adjusted annually based upon a published governmental economic index, and the contract renews on a year-to-year basis. XTO Energy transports and sells this gas directly to the markets based on a spot sales price on a month-to-month term, and the volumes to be sold are generally determined upon a monthly basis. These contracts may be terminated by either party if there are credit issues with the other party. The gas not sold under the above arrangement may be gathered and sold under a similar arrangement on a month-to-month term where the fee is approximately $0.13 per MMBtu and is adjusted annually. The amount of gas that the gatherer is required to gather is limited to certain maximum volumes, and the gatherer may be able to cease taking volumes if it has valid unaddressed concerns regarding the creditworthiness of XTO Energy. Alternatively, the gas may be sold under a contract where XTO Energy directly sells the gas to a third party on the lease at an adjusted index price, which price varies upon market conditions. The contract continues on a month-to-month basis, and the buyer is obligated to make a good faith effort to purchase a minimum 90 percent of the gas nominated by buyer for purchase. Condensate is sold to an independent third party at market rates on a month-to-month basis. The purchaser accepts all condensate delivered at the lease, but either party may suspend performance of the contract if there are credit issues with the other party.

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

The underlying properties are interests in developed properties located primarily in gas producing regions of Kansas, Oklahoma and Wyoming. The following is a summary of the approximate producing acreage of the underlying properties at December 31, 2023. Undeveloped acreage is not significant.

	Gross	Net
Hugoton Area	201,032	189,142
Anadarko Basin	151,699	119,400
Green River Basin	35,862	28,151

Total	388,593	336,693

The following is a summary of the producing wells on the underlying properties as of December 31, 2023:

	Operated Wells		Non-Operated Wells		Total (a)
	Gross	Net	Gross	Net	Gross	Net
Gas	987.0	883.8	192.0	43.6	1,179.0	927.4
Oil	36.0	33.9	28.0	3.9	64.0	37.8

Total	1,023.0	917.7	220.0	47.5	1,243.0	965.2

(a)

During 2023, 2022, and 2021 there were no exploratory wells drilled on the underlying properties. There were no dry wells drilled in 2023 and 2021 and there was one gross (0.01 net) non-operated dry well drilled in 2022. There were three gross (1.53 net), one gross (0.35 net), and one gross (0.67 net) developmental wells drilled in 2023, 2022, and 2021, respectively. Not included in the total is one gross (0.22 net) non-operated well in progress of drilling at December 31, 2023.

Estimated Proved Reserves and Future Net Cash Flows

The following are proved reserves of the underlying properties, as estimated by independent engineers, and proved reserves and future net cash flows from proved reserves of the net profits interests, based on an allocation of these reserves, at December 31, 2023:

	Underlying Properties		Net Profits Interests
	Proved Reserves (a)		Proved Reserves (a) (b)		Future Net Cash Flows
	Gas	Oil	Gas	Oil	from Proved Reserves (a) (c)
	(Mcf)	(Bbls)	(Mcf)	(Bbls)	Undiscounted	Discounted
(in thousands)
Oklahoma	56,325	1,318	7,329	171	$27,056	$19,012
Wyoming	17,772	21	—	—	—	—
Kansas	4,925	95	—	—	—	—

Total	79,022	1,434	7,329	171	$27,056	$19,012

(a)	Based on 12-month average oil price of $75.88 per Bbl and $2.59 per Mcf for gas, based on the first-day-of-the-month price for each month in the period.

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

(c)	Before income taxes, since future net cash flows are not subject to taxation at the trust level. Future net cash flows are discounted at an annual rate of 10 percent.

Proved reserves at December 31, 2023, consist of the following:

	Underlying Properties		Net Profits Interests
	Proved Reserves		Proved Reserves
	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
(in thousands)
Proved developed producing reserves	79,022	1,434	7,329	171
Proved undeveloped reserves	—	—	—	—
Proved developed non-producing reserves	—	—	—	—

Total proved reserves	79,022	1,434	7,329	171

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

The XTO Energy reserve engineering group reviews reserve estimates with third-party petroleum consultants, Miller and Lents, Ltd., independent petroleum engineers. Miller and Lents, Ltd. estimated oil and gas reserves attributable to the underlying properties as of December 31, 2023. Miller and Lents’ primary technical person responsible for calculating the Trust’s reserves has more than 12 years of experience as a reserve engineer. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for each of the three years ended December 31 were as follows:

	2023	2022	2021
Production
Underlying Properties
Gas – Sales (Mcf)	9,397,772	9,771,977	10,193,158
Average per day (Mcf)	25,747	26,773	27,926
Oil – Sales (Bbls)	217,440	245,586	232,576
Average per day (Bbls)	596	673	637
Net Profits Interests
Gas – Sales (Mcf)	990,526	2,440,780	—
Average per day (Mcf)	2,714	6,687	—
Oil – Sales (Bbls)	11,205	48,829	—
Average per day (Bbls)	31	134	—
Average Sales Price
Gas (per Mcf)	$5.18	$7.08	$4.05
Oil (per Bbl)	$75.88	$83.91	$59.25
Average Production

Cost per BOE	$18.36	$16.16	$13.37

Oil and gas production by conveyance attributable to the underlying properties for each of the three years ended December 31 were as follows:

	Underlying Gas Production (Mcf)
Conveyance	2023	2022	2021
Oklahoma	5,845,567	5,833,016	6,002,087
Wyoming	2,921,925	3,249,822	3,480,757
Kansas	630,280	689,139	710,314

Total	9,397,772	9,771,977	10,193,158

	Underlying Oil Production (Bbls)
Conveyance	2023	2022	2021
Oklahoma	201,461	181,577	220,964
Wyoming	6,267	7,169	7,789
Kansas	9,712	56,840	3,823

Total	217,440	245,586	232,576

Pricing and Sales Information

XTO Energy sells most of its natural gas production directly to third parties, and a portion is sold to certain of XTO Energy’s wholly owned subsidiaries based on a weighted average sales price. The weighted average sales price received from the subsidiary is based upon sales to third parties for the best available price. Oil production is generally marketed at the wellhead to third parties at the best available price. XTO Energy arranges for some of its natural gas to be processed by unaffiliated third parties and markets the natural gas liquids. Some of the natural gas attributable to the underlying properties is marketed under contracts existing at Trust inception. Contracts covering production from the Ringwood area of the Major County area are generally for the life of the lease. The contract with an unaffiliated third party for the majority of production from the Hugoton area is in effect through the life of the lease. If new contracts are entered with unaffiliated third parties, the proceeds from sales under those new contracts will be included in gross proceeds from the underlying properties. If new contracts are entered with any subsidiary of XTO Energy, it may charge XTO Energy a fee that may not exceed two percent of the sales price of the oil and natural gas received from unaffiliated parties. The sales price is net of any deductions for transportation from the wellhead to the unaffiliated parties and any gravity or quality adjustments. For further information on these arrangements see “Significant Properties” above.

Regulation

Natural Gas Regulation

The interstate transportation and sale for resale of natural gas is subject to federal regulation, including transportation and storage rates charged, tariffs, and various other matters, by the Federal Energy Regulatory Commission (“FERC”). Federal price controls on wellhead sales of domestic natural gas terminated on January 1, 1993. While natural gas prices are currently unregulated, Congress historically has been active in the area of natural gas regulation. On August 8, 2005, Congress enacted the Energy Policy Act of 2005. The Energy Policy Act, among other things, amended the Natural Gas Act to prohibit market manipulation by any entity, to direct FERC to facilitate market transparency in the market for sale or transportation of physical natural gas in interstate commerce, and to significantly increase the penalties for violations of the Natural Gas Act, the Natural Gas Policy Act of 1978, or FERC rules, regulations or orders thereunder. FERC has promulgated regulations to implement the Energy Policy Act, including enforcement rules and new annual reporting requirements for certain sellers of natural gas. It is impossible to predict whether new legislation to regulate natural gas might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, such proposals might have on the operations of the underlying properties.

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

On December 19, 2007, the President signed into law the Energy Independence & Security Act of 2007 (PL 110-140) (“EISA”). The EISA, among other things, prohibits market manipulation by any person in connection with the purchase or sale of crude oil, gasoline or petroleum distillates at wholesale in contravention of such rules and regulations that the Federal Trade Commission may prescribe, directs the Federal Trade Commission to enforce the regulations, and establishes penalties for violations thereunder. XTO Energy has advised the Trustee that it cannot predict the impact of future government regulation on any crude oil, condensate or natural gas liquids facilities, sales or transportation transactions.

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

There is an increased focus by local, national and international regulatory bodies on greenhouse gas (“GHG”) emissions and climate change. Several states have adopted climate change legislation and regulations, and various other regulatory bodies have announced their intent to regulate GHG emissions or adopt climate change regulations. As these regulations are under development, XTO Energy is unable to predict the total impact of the potential regulations upon the operators of the underlying properties, and it is possible that operators of the underlying properties could face increases in operating costs in order to comply with climate change or GHG emissions legislation, which costs could reduce net proceeds payable to the Trust and Trust distributions.

State Regulation

The various states regulate the production and sale of oil and natural gas, including imposing requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells and the prevention of waste of oil and gas resources. The rates of production may be regulated and the maximum daily production allowable from both oil and gas wells may be established on a market demand or conservation basis, or both.

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

Because the Trust is a grantor trust for federal tax purposes, unitholders are taxed directly on their proportionate share of income, deductions and credits of the Trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust. The income of the Trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. The Trust also incurs administration expenses and may earn interest income on funds held for distribution and on the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

The net profits interests constitute “economic interests” in oil and gas properties for federal tax purposes. Each unitholder is entitled to amortize the cost of the units through cost depletion over the life of the net profits interests or, if greater, through percentage depletion equal to 15 percent of the gross income from such net profits interest, limited to 100 percent of the net income from such net profits interests. Unlike cost depletion, percentage depletion is not limited to a unitholder’s depletable tax basis in the units. Rather, a unitholder is entitled to a percentage depletion deduction as long as the applicable underlying properties generate gross income. Unitholders should compute both percentage depletion and cost depletion from each property and claim the larger amount as a deduction on their income tax returns.

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

Under the TCJA, for tax years beginning after December 31, 2017, and before January 1, 2026, the highest marginal U.S. federal income tax rate applicable to ordinary income of individuals is 37 percent, and the highest marginal U.S. federal income tax rate applicable to long-term capital gains (generally, gains from the sale or exchange of certain investment assets held for more than one year) and qualified dividends of individuals is 20 percent. Under the TCJA, for such tax years, personal exemptions and miscellaneous itemized deductions are not allowed. Further, the U.S. federal income tax rate applicable to corporations is 21 percent, and such rate applies to both ordinary income and capital gains.

Section 1411 of the Code imposes a 3.8 percent Medicare tax on certain investment income earned by individuals, estates, and trusts. For these purposes, investment income generally will include a unitholder’s allocable share of the Trust’s interest and net profits income plus the gain recognized from a sale of Trust units. In the case of an individual, the tax is imposed on the lesser of (i) the individual’s net investment income from all investments, or (ii) the amount by which the individual’s modified adjusted gross income exceeds specified threshold levels depending on such individual’s federal income tax filing status. In the case of an estate or trust, the tax is imposed on the lesser of (i) undistributed net investment income, or (ii) the excess adjusted gross income over the dollar amount at which the highest income tax bracket applicable to an estate or trust begins.

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

Individuals may also incur expenses in connection with the acquisition or maintenance of Trust units. For tax years beginning before January 1, 2018, and after December 31, 2025, these expenses, which are different from a unitholder’s share of the Trust’s administrative expenses discussed above, may be deductible as “miscellaneous itemized deductions” only to the extent that such expenses exceed two percent of the individual’s adjusted gross income. Under the TCJA, for tax years beginning after December 31, 2017, and before January 1, 2026, miscellaneous itemized deductions are not allowed.

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

Some Trust units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Argent Trust Company, EIN: 62-1437218, 3838 Oak Lawn Ave, Suite 1720, Dallas, Texas, 75219, telephone number 1-855-588-7839, email address Trustee@hgt-hugoton.com, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.hgt-hugoton.com. Notwithstanding the foregoing, the middlemen holding Trust units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose Trust units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust units.

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

Other Trustee claims related to disputed amounts on the computation of the Trust’s net proceeds for 2014 through 2019 and 2021 were bifurcated from the initial arbitration. Although the arbitration is not terminated, the final hearing regarding the remaining dispute over net proceeds, previously scheduled to occur on November 8, 2023, was cancelled. XTO Energy and the Trustee will provide material updates as they become available.

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

At March 19, 2024, there were 40,000,000 units outstanding and approximately 516 unitholders of record; 39,630,379 of these units were held by depository institutions.

The Trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

See Item 1. Business for a description of the Trustee’s obligations to make monthly distributions and how the monthly distribution amount is determined under the indenture.

ITEM 6. [RESERVED]

ITEM 7. TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Calculation of Net Profits Income

The following is a summary of the calculation of net profits income received by the Trust:

	Year Ended December 31 (a)		Three Months Ended December 31 (a)
	2023	2022	2023	2022
Sales Volumes
Gas (Mcf) (b)
Underlying properties	9,397,772	9,771,977	2,465,801	2,486,247
Average per day	25,747	26,773	26,802	27,024
Net profits interests	990,526	2,440,780	—	1,007,610
Oil (Bbls) (b)
Underlying properties	217,440	245,586	95,885	45,584
Average per day	596	673	1,042	495
Net profits interests	11,205	48,829	—	19,700
Average Sales Prices
Gas (per Mcf)	$5.18	$7.08	$3.37	$7.53
Oil (per Bbl)	$75.88	$83.91	$77.16	$87.51
Revenues
Gas sales	$48,663,530	$69,197,629	$8,302,933	$18,723,053
Oil sales	16,498,624	20,607,491	7,398,667	3,988,840

Total Revenues	65,162,154	89,805,120	15,701,600	22,711,893

Costs
Taxes, transportation and other	12,224,150	13,169,884	2,573,696	3,799,727
Production expense	19,727,285	17,692,775	5,178,180	4,981,516
Development costs	9,460,301	2,390,390	205,602	970,974
Overhead	13,025,797	12,587,189	3,373,745	3,084,904
Excess costs (c)	(3,610,271)	19,534,417	4,370,377	—

Total Costs	50,827,262	65,374,655	15,701,600	12,837,121

Other Proceeds	—	32	—	—

Net Proceeds	14,334,892	24,430,497	—	9,874,772
Net Profits Percentage	80%	80%	80%	80%

Net Profits Income	$11,467,914	$19,544,398	$—	$7,899,818

(a)

Because of the two-month interval between time of production and receipt of net profits income by the Trust: 1) oil and gas sales for the year ended December 31 generally relate to 12 months of production for the period November through October, and 2) oil and gas sales for the three months ended December 31 generally relate to production for the period August through October.

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

Results of Operations

Years Ended December 31, 2023 and 2022

Net profits income for 2023 was $11,467,914, as compared with $19,544,398 for 2022. This was primarily the result of lower oil and gas prices ($16.5 million), increased development costs ($5.7 million), decreased oil and gas production ($3.3 million), increased production expenses ($1.6 million), and increased overhead ($0.3 million), partially offset by net excess costs activity ($18.5 million) and decreased taxes, transportation and other costs ($0.8 million).

Trust administration expense was $1,093,016 in 2023 as compared to $758,312 in 2022. Cash reserve activity was ($655,952) in 2023 and $1,000,000 in 2022. Cash reserve activity for 2023 included utilization of $655,952 for the payment of trust expenses. Cash reserve activity for 2022 included additions of $1,000,000 which the Trustee reserved for administrative expenses. Interest income was $65,670 in 2023 and $16,810 in 2022. Changes in interest income are attributable to fluctuations in net profits income, cash reserve and interest rates. Distributable income was $11,096,520 or $0.277413 per unit in 2023 and $16,585,039 or $0.414626 per unit in 2022.

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

1.	oil and gas sales volumes;
2.	oil and gas sales prices; and
3.	costs deducted in the calculation of net profits income.

Volumes

Gas. Underlying gas sales volumes decreased 4 percent from 2022 to 2023 primarily because of natural production decline and timing of cash receipts, partially offset by gas sales from new wells in Major County, Oklahoma.

Oil. Underlying oil sales volumes decreased 11 percent from 2022 to 2023 primarily because of natural production decline and timing of cash receipts, partially offset by oil sales from new wells in Major County, Oklahoma.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately six to eight percent a year.

Prices

Gas. The 2023 average gas price was $5.18 per Mcf, down 27 percent from the 2022 average gas price of $7.08 per Mcf. Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and export levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The average NYMEX price for November 2023 through January 2024 was $2.83 per MMBtu. At March 15, 2024, the average NYMEX gas price for the following 12 months was $2.70 per MMBtu.

Oil. The average oil price for 2023 was $75.88 per Bbl, down 10 percent from the average oil price for 2022 of $83.91 per Bbl. Oil prices are expected to remain volatile. The average NYMEX price for November 2023 through January 2024 was $74.50 per Bbl. At March 15, 2024, the average NYMEX oil price for the following 12 months was $77.89 per Bbl.

Costs

The calculation of net profits income includes deductions for production expense, development costs and overhead since the related underlying properties are working interests.

Taxes, transportation and other. Taxes, transportation and other costs generally fluctuate with changes in total revenues. Taxes, transportation and other costs decreased 7 percent from 2022 to 2023 primarily because of decreased gas production taxes and gas deductions due to lower revenues, partially offset absence of Oklahoma production tax refunds.

Production expense. Production expense increased 11 percent from 2022 to 2023 primarily because of increased labor, plug and abandonment expenses, pipeline costs, and repairs and maintenance, partially offset by decreased power and fuel and salt water disposal costs.

Development costs. Development costs increased $7.1 million from 2022 to 2023 primarily because of timing of drilling costs related to non-operated wells in Major County, Oklahoma. Changes in oil or natural gas prices could impact future development plans on the underlying properties.

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

Fourth Quarter 2023 and 2022

Net profits income for fourth quarter 2023 was $0 as compared with $7,899,818 for fourth quarter 2022. This was primarily the result of lower oil and gas prices ($8.7 million), net excess costs activity ($3.5 million), increased overhead ($0.2 million), and increased production expenses ($0.2 million), offset by increased oil production ($3.1 million), decreased taxes, transportation and other costs ($1.0 million), and decreased development costs ($0.6 million).

After adding interest income of $8,212, deducting administration expense of $302,627 and utilizing $294,415 of the cash reserve for the payment of trust expenses, distributable income for fourth quarter 2023 was $0 or $0.000000 per unit. Distributable income for fourth quarter 2022 was $7,620,680 or $0.190517 per unit.

Distributions to unitholders for the quarter ended December 31, 2023, were:

Record Date	Payment Date	Per Unit
October 31, 2023	November 14, 2023	$0.000000
November 30, 2023	December 14, 2023	0.000000
December 29, 2023	January 16, 2024	0.000000

		$0.000000

Volumes

Fourth quarter underlying gas sales volumes decreased 1 percent primarily because of natural production decline and timing of cash receipts, partially offset by gas sales from new wells in Major County, Oklahoma. Underlying oil sales increased 110 percent primarily due to oil sales from new wells in Major County, Oklahoma, partially offset by natural production decline and timing of cash receipts.

Prices

The average fourth quarter 2023 gas price was $3.37 per Mcf, down 55 percent from the fourth quarter 2022 average price of $7.53 per Mcf. The average fourth quarter 2023 oil price was $77.16 per Bbl, down 12 percent from the fourth quarter 2022 average price of $87.51 per Bbl. For further information about product prices, see “Years Ended December 31, 2023 and 2022 – Prices” above.

Costs

Taxes, transportation and other. Taxes, transportation and other costs decreased 32 percent for the fourth quarter primarily because of decreased production taxes and gas deductions due to lower gas revenues.

Production expense. Fourth quarter production expense increased 4 percent primarily because of increased plug and abandonment expenses, labor, and pipeline costs, partially offset by decreased repairs and maintenance expenses and field costs.

Development costs. Development costs decreased 79 percent for the fourth quarter primarily because of timing of drilling costs related to non-operated wells in Major County, Oklahoma.

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

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on a going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. Accumulated excess costs for the Kansas, Oklahoma and Wyoming conveyances have resulted in insufficient net proceeds to the Trust and a reduction in the Trust’s expense reserve. These conditions raise substantial doubt about the Trust’s ability to continue as a going concern as the Trust does not have sufficient cash to meet its obligations during the one-year period after the dates that the financial statements are issued. Factors attributable to the cash shortage are primarily the previously disclosed development costs to drill three non-operated wells in Major County, Oklahoma, lower oil and natural gas prices during 2023, and excess cost positions on the Kansas, Oklahoma and Wyoming conveyances including accumulated interest, which have resulted in no unitholder distributions since July 2023. In addition, on May 18,

2021, the arbitration panel issued its second interim final award over the amount of XTO Energy’s settlement in the Chieftain class action lawsuit that can be charged to the Trust as a production cost which XTO Energy has estimated to be approximately $14.6 million net to the Trust. This adjustment would further increase excess costs on the Oklahoma conveyance. The Trustee has prepared a preliminary budget estimating the administrative expenses for the year ending December 31, 2024, and the three months ending March 31, 2025, which assumes no cash inflow from either net profits income or from other sources. The Trustee intends to review options for the Trust which may include alternatives to continuing as a going concern or may include seeking financing to pay the Trust obligations during the one-year period after the date the financial statements are issued; however, there can be no assurance that financing will be available on acceptable terms or at all. If financing became available to the Trust, it would have to be repaid, together with interest, and the Trust’s expense reserve would have to be replenished prior to any distributions to unitholders.

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

Greenhouse Gas Emissions and Climate Change Regulations

There is an increased focus by local, national and international regulatory bodies on greenhouse gas (“GHG”) emissions and climate change. A number of nations and U.S. states have adopted or are considering some form of climate change legislation and regulations, including carbon taxes, cap-and-trade policies and bans on drilling in certain areas or in certain ways. The climate accord reached at the Conference of the Parties (COP21) in Paris set many new goals, and while many related policies are still emerging, XTO Energy has informed the Trustee that it continues to anticipate that such policies will increase the cost of carbon dioxide emissions over time. As these regulations are under development, XTO Energy is unable to predict the total impact of the potential regulations upon the operators of the underlying properties, and it is possible that the operators of the underlying properties could face increases in operating costs or a ban of certain types of activities in order to comply with climate change or GHG emissions legislation, which costs could reduce or eliminate net proceeds payable to the Trust and Trust distributions.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet financing arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

Related Party Transactions

XTO Energy operates approximately 95 percent of the underlying properties. In computing net proceeds, XTO Energy deducts an overhead charge for reimbursement of administrative expenses on the underlying properties it operates. As of December 31, 2023, the monthly overhead charge, based on the number of operated wells, was approximately $1,060,000 ($848,000 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index as defined in the Trust Indenture.

Certain of XTO Energy’s wholly owned subsidiaries purchase natural gas and provide services for the properties operated by XTO Energy. In the Hugoton area, Timberland provides gathering from the wellhead to DCP’s gathering system for approximately $0.75 per Mcf and an ExxonMobil affiliate purchases NGLs for a price based upon third-party sales. A portion of the gas production in Major County, Oklahoma is sold to Ringwood Gathering Company (“RGC”) for a price based upon third-party sales. RGC retains approximately $0.31 per Mcf as a compression and gathering fee. For further information regarding natural gas sales from the underlying properties to affiliates of XTO Energy, see “Significant Properties,” under Item 2. Properties.

Total gas sales from the underlying properties to XTO Energy’s wholly owned subsidiaries were $4.1 million for 2023, or 8 percent of total gas sales, $6.1 million for 2022, or 9 percent of total gas sales.

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

The standardized measure of discounted future net cash flows and changes in such cash flows, as reported in Note 9 to Financial Statements under Item 8. Financial Statements and Supplementary Data, is prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission. Such assumptions include using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, and year end costs for estimated future development and production expenditures, including recovery of cumulative excess costs remaining at year end. Discounted future net cash flows are calculated using a 10 percent rate. Changes in any of these assumptions, including consideration of other factors, could have a significant impact on the standardized measure. Accordingly, the standardized measure does not represent XTO Energy’s or the Trustee’s estimated current market value of proved reserves.

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

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust and Argent Trust Company, as Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of Hugoton Royalty Trust (the “Trust”) as of December 31, 2023 and 2022, and the related statements of distributable income and changes in trust corpus for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of December 31, 2023 and 2022, and its distributable income and its changes in trust corpus for the years then ended in conformity with the modified cash basis of accounting described in Note 2.

Substantial Doubt about the Trust’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As discussed in Note 2 to the financial statements, accumulated excess costs have resulted in insufficient net proceeds available to the Trust and a reduction in the Trust’s expense reserve that raise substantial doubt about its ability to continue as a going concern. The Trustee’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
April 1, 2024

We have served as the Trust’s auditor since 2011.

HUGOTON ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31
	2023	2022
Assets
Cash and short-term investments	$344,048	$2,829,458
Interest to be received	—	4,902
Net profits interests in oil and gas properties – net (Notes 1 and 2)	—	—

	$344,048	$2,834,360

Liabilities and Trust Corpus
Distribution payable to unitholders	$—	$1,834,360
Expense reserve (a)	344,048	1,000,000
Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	—	—

	$344,048	$2,834,360

(a)	The expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income.

STATEMENTS OF DISTRIBUTABLE INCOME

	Year Ended December 31
	2023	2022
Net profits income	$11,467,914	$19,544,398
Interest income	65,670	16,810

Total income	11,533,584	19,561,208
Administration expense	1,093,016	758,312
Cash reserves withheld (used) for Trust expenses	(655,952)	1,000,000
Change in accounts payable to the Trustee (increase)/decrease	—	1,217,857

Distributable income	$11,096,520	$16,585,039

Distributable income per unit (40,000,000 units)	$0.277413	$0.414626

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year Ended December 31
	2023	2022
Trust corpus, beginning of year	$—	$(1,217,857)
Distributable income	11,096,520	16,585,039
Distributions declared	(11,096,520)	(16,585,039)
Change in accounts payable to the Trustee (increase)/decrease	—	1,217,857

Trust corpus, end of year	$—	$—

See accompanying notes to financial statements.

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS

1. Trust Organization and Provisions

Hugoton Royalty Trust (the “Trust”) was created on December 1, 1998, by XTO Energy Inc. (formerly known as “Cross Timbers Oil Company” and, hereafter, “XTO Energy”). Effective on that date, XTO Energy conveyed 80% net profits interests in certain predominantly gas-producing working interest properties in Kansas, Oklahoma and Wyoming to the Trust under separate conveyances for each of the three states. In exchange for the conveyances of the net profits interests to the Trust, XTO Energy received 40 million units of beneficial interest in the Trust. The Trust’s initial public offering was in April 1999. The majority of the underlying working interest properties are currently owned and operated by XTO Energy (Note 7).

Effective April 10, 2023, Argent Trust Company (“Argent”) became the Trustee of the Trust. References herein to the Trustee for periods prior to April 10, 2023, shall refer to Simmons Bank, the former Trustee of the Trust. The Trust indenture provides, among other provisions, that:

1.	the Trust cannot engage in any business activity or acquire any assets other than the net profits interests and specific short-term cash investments;

2.

the Trust may dispose of all or part of the net profits interests if approved by a vote of holders of 80% or more of the outstanding Trust units, or upon Trust termination. Otherwise, the Trust is required to sell up to one percent of the value of the net profits interests in any calendar year, pursuant to notice from XTO Energy of its desire to sell the related underlying properties. Any sale must be for cash with 80% of the proceeds distributed to the unitholders on the next declared distribution;

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

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on a going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. Accumulated excess costs for the Kansas, Oklahoma and Wyoming conveyances have resulted in insufficient net proceeds to the Trust and a reduction in the Trust’s expense reserve. These conditions raise substantial doubt about the Trust’s ability to continue as a going concern as the Trust does not have sufficient cash to meet its obligations during the one-year period after the dates that the financial statements are issued. Factors attributable to the cash shortage are primarily the previously disclosed development costs to drill three non-operated wells in Major County, Oklahoma, lower oil and natural gas prices during 2023, and excess cost positions on the Kansas, Oklahoma and Wyoming conveyances including accumulated interest, which have resulted in no unitholder distributions since July 2023. In addition, on May 18, 2021, the arbitration panel issued its second interim final award over the amount of XTO Energy’s settlement in the Chieftain class action lawsuit that can be charged to the Trust as a production cost which XTO Energy has estimated to be approximately $14.6 million net to the Trust. This adjustment would further increase excess costs on the Oklahoma conveyance. The Trustee has prepared a preliminary budget estimating the administrative expenses for the year ending December 31, 2024, and the three months ending March 31, 2025, which assumes no cash inflow from either net profits income or from other sources. The Trustee intends to review options for the Trust which may include alternatives to continuing as a going concern or may include seeking financing to pay the

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS—(Continued)

Trust obligations during the one-year period after the date the financial statements are issued; however, there can be no assurance that financing will be available on acceptable terms or at all. If financing became available to the Trust, it would have to be repaid, together with interest, and the Trust’s expense reserve would have to be replenished prior to any distributions to unitholders.

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

The following summarizes excess costs activity, cumulative excess costs balance and accrued interest to be recovered by conveyance as calculated by XTO Energy:

	Underlying
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/22	$—	$—	$—	$—
Net excess costs (recovery) for the quarter ended 3/31/23	—	—	—	—
Net excess costs (recovery) for the quarter ended 6/30/23	177,356	1,146,689	—	1,324,045
Net excess costs (recovery) for the quarter ended 9/30/23	192,368	5,662,363	803,055	6,657,786
Net excess costs (recovery) for the quarter ended 12/31/23	127,953	(5,414,066)	915,736	(4,370,377)

Cumulative excess costs remaining at 12/31/23	497,677	1,394,986	1,718,791	3,611,454
Accrued interest at 12/31/23	16,861	224,485	27,374	268,720

Total remaining to be recovered at 12/31/23	$514,538	$1,619,471	$1,746,165	$3,880,174

	NPI
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/22	$—	$—	$—	$—
Net excess costs (recovery) for the quarter ended 3/31/23	—	—	—	—
Net excess costs (recovery) for the quarter ended 6/30/23	141,885	917,351	—	1,059,236
Net excess costs (recovery) for the quarter ended 9/30/23	153,894	4,529,891	642,444	5,326,229
Net excess costs (recovery) for the quarter ended 12/31/23	102,362	(4,331,253)	732,588	(3,496,303)

Cumulative excess costs remaining at 12/31/23	398,141	1,115,989	1,375,032	2,889,162
Accrued interest at 12/31/23	13,489	179,588	21,899	214,976

Total remaining to be recovered at 12/31/23	$411,630	$1,295,577	$1,396,931	$3,104,138

For the year ended December 31, 2023, excess costs were $497,677 ($398,141 net to the Trust) and recoveries of accrued interest were $240 ($192 net to the Trust) on properties underlying the Kansas net profits interests. This includes excess costs of $127,953 ($102,362 net to the Trust) for the quarter ended December 31, 2023.

For the year ended December 31, 2023, excess costs were $1,394,986 ($1,115,989 net to the Trust) and recoveries of accrued interest were $943 ($754 net to the Trust) on properties underlying the Oklahoma net profits interests. This includes recoveries of excess costs of $5,414,066 ($4,331,253 net to the Trust) for the quarter ended December 31, 2023.

For the year ended December 31, 2023, excess costs on properties underlying the Wyoming net profits interests increased by $1,718,791 ($1,375,032 net to the Trust). This includes excess costs of $915,736 ($732,588 net to the Trust) for the quarter ended December 31, 2023.

Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of December 31, 2023, totaled $3.9 million ($3.1 million net to the Trust), including accrued interest of $0.3 million ($0.2 million net to the Trust). This balance does not include the portion of the Chieftain settlement the Panel determined could be charged as a production cost. XTO Energy has estimated the amount to be approximately $14.6 million (net to the Trust).

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

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS—(Continued)

7. Related Party Transactions

XTO Energy operates approximately 95 percent of the underlying properties. In computing net proceeds, XTO Energy deducts an overhead charge for reimbursement of administrative expenses on the underlying properties it operates. As of December 31, 2023, the monthly overhead charge, based on the number of operated wells, was approximately $1,060,000 ($848,000 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index as defined in the Trust Indenture.

Certain of XTO Energy’s wholly owned subsidiaries purchase natural gas and provide services for the properties operated by XTO Energy. In the Hugoton area, Timberland provides gathering from the wellhead to DCP’s gathering system for approximately $0.75 per Mcf and an ExxonMobil affiliate purchases NGLs for a price based upon third-party sales. A portion of the gas production in Major County, Oklahoma is sold to Ringwood Gathering Company (“RGC”) for a price based upon third-party sales. RGC retains approximately $0.31 per Mcf as a compression and gathering fee.

Total gas sales from the underlying properties to XTO Energy’s wholly owned subsidiaries were $4.1 million for 2023, or 8 percent of total gas sales, $6.1 million for 2022, or 9 percent of total gas sales.

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

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Other Trustee claims related to disputed amounts on the computation of the Trust’s net proceeds for 2014 through 2019 and 2021 were bifurcated from the initial arbitration. Although the arbitration is not terminated, the final hearing regarding the remaining dispute over net proceeds, previously scheduled to occur on November 8, 2023, was cancelled. XTO Energy and the Trustee will provide material updates as they become available.

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

Standardized Measure

The standardized measure of discounted future net cash flows and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board. Such assumptions include the use of 12-month average prices for oil and gas, based on the first-day-of-the-month price for each month in the period, and year end costs for estimated future development and production expenditures to produce the proved

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS—(Continued)

reserves, including recovery of cumulative excess costs remaining at year end. Future net cash flows are discounted at an annual rate of 10 percent. No provision is included for federal income taxes since future net cash flows are not subject to taxation at the trust level.

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

The average realized gas prices used to determine the standardized measure were $2.59 per Mcf in 2023, and $5.75 per Mcf in 2022. Oil prices used to determine the standardized measure were based on average realized oil prices of $75.88 per Bbl in 2023, and $93.46 per Bbl in 2022.

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

Proved Reserves

	Underlying Properties		Net Profits Interests
(in thousands)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
Balance, December 31, 2021	120,475	1,461	23,561	334
Extensions, additions and discoveries	186	83	90	40
Revisions of prior estimates	18,958	378	23,536	307
Production – sales volumes	(9,772)	(246)	(2,441)	(49)
Sales in place	—	—	—	—

Balance, December 31, 2022	129,847	1,676	44,746	632
Extensions, additions and discoveries	471	130	202	56
Revisions of prior estimates	(41,898)	(155)	(36,629)	(506)
Production – sales volumes	(9,398)	(217)	(990)	(11)
Sales in place	—	—	—	—

Balance, December 31, 2023	79,022	1,434	7,329	171

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

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS—(Continued)

Proved Developed Reserves

(in thousands)	Underlying Properties		Net Profits Interests
	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)

December 31, 2022	129,847	1,676	44,746	632

December 31, 2023	79,022	1,434	7,329	171

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)	December 31
	2023	2022
Underlying Properties
Future cash inflows	$313,585	$903,302
Future costs:
Production	279,766	545,894
Development	—	—

Future net cash flows	33,819	357,408
10% discount factor	10,055	162,851

Standardized measure	$23,764	$194,557

Net Profits Interests
Future cash inflows	$29,140	$313,533
Future production taxes	2,084	27,606

Future net cash flows	27,056	285,927
10% discount factor	8,044	130,281

Standardized measure	$19,012	$155,646

Hugoton Royalty Trust

NOTES TO FINANCIAL STATEMENTS—(Continued)

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)
	2023	2022
Underlying Properties
Standardized measure, January 1	$194,557	$69,604

Revisions:
Prices and costs	(174,761)	126,066
Quantity estimates	5,954	16,068
Accretion of discount	17,501	6,758
Future development costs	(9,460)	(2,390)
Production rates and other	18	(80)

Net revisions	(160,748)	146,422
Extensions, additions and discoveries	4,290	2,962
Production	(23,795)	(26,821)
Development costs	9,460	2,390
Sales in place	—	—

Net change	(170,793)	124,953

Standardized measure, December 31	$23,764	$194,557

Net Profits Interests
Standardized measure, January 1	$155,646	$55,683
Extensions, additions and discoveries	3,432	2,369
Accretion of discount	14,001	5,406
Revisions of prior estimates, changes in price and other	(142,599)	111,732
Sales in place	—	—
Net profits income	(11,468)	(19,544)

Standardized measure, December 31	$19,012	$155,646

10. Quarterly Financial Data (Unaudited)

The following is a summary of net profits income, distributable income and distributable income per unit by quarter for 2023 and 2022:

	Net Profits Income	Distributable Income	Distributable Income per Unit
2023
First Quarter	$10,459,753	$10,175,760	$0.254394
Second Quarter	1,008,161	920,760	0.023019
Third Quarter	—	—	0.000000
Fourth Quarter	—	—	0.000000

	$11,467,914	$11,096,520	$0.277413

2022
First Quarter	$347,410	$—	$0.000000
Second Quarter	1,856,317	—	0.000000
Third Quarter	9,440,853	8,964,359	0.224109
Fourth Quarter	7,899,818	7,620,680	0.190517

	$19,544,398	$16,585,039	$0.414626

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control–Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The Trust has no directors or officers, and as a result, no such persons adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

(b) Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires that directors, officers, and beneficial owners of more than 10 percent of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. To the Trustee’s knowledge, based solely on the information furnished to the Trustee, the Trustee is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the Trust units of beneficial interest during and for the year ended December 31, 2023.

(c) Code of Ethics. Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee, Argent Trust Company, must comply with the company’s code of ethics which may be found at www.argentfinancial.com.

ITEM 11. EXECUTIVE COMPENSATION

(a) Compensation Committee Interlocks and Insider Participation/Compensation Committee Report. The Trust has no officers or directors and is administered by a trustee. The Trust does not have a compensation committee or maintain any equity compensation plans and there are no units reserved for issuance under any such plans.

(b) Compensation of the Trustee. The Trustee calculated the following annual compensation for the fiscal years ended December 31, 2023 and 2022, as specified in the Trust indenture:

	2023	2022
Argent Trust Company, Trustee (1)	$82,265	—
Simmons Bank, Trustee (1)	—	$76,909

(1)

Under the Trust indenture, the trustee is entitled to an annual administrative fee, paid in equal monthly installments. Such fee can be adjusted annually based on an oil and gas industry index. Upon termination of the Trust, the trustee is entitled to a termination fee of $15,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

(a) Equity Compensation Plans and Trust Repurchases. The Trust has no equity compensation plans. The Trust has not repurchased any units during the fourth quarter of fiscal 2023.

(b) Security Ownership of Certain Beneficial Owners. Based on the Trustee’s review of information filed with the SEC as of March 19, 2024, the following table sets forth information with respect to each person known to the Trustee to beneficially own more than 5 percent of the outstanding units.

Name and Address	Amount and Nature of Beneficial Ownership		Percent of Class
Christopher John Heck 2100 E. 377 Granbury, TX 76049	6,220,500	(1)	15.56%

(1)

Pursuant to a Schedule 13G/A filed January 19, 2024, Christopher John Heck reported as of December 31, 2023, he beneficially owned 6,220,500 units, of which he had sole voting and dispositive power with respect to 6,215,500 units and shared voting and dispositive power with respect to 5,000 units.

(c) Security Ownership of Management. The Trust has no directors or executive officers. Argent Trust Company, the Trustee, held as of February 26, 2024, an aggregate of 203 units in various fiduciary capacities, and it had sole voting and investment power with respect to all such units.

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

As of March 11, 2024, XTO Energy did not own any units.

See Item 11. Executive Compensation, for the remuneration received by the Trustee for the fiscal years ended December 31, 2022, through December 31, 2023.

As noted in Item 10. Directors, Executive Officers and Corporate Governance, the Trust has no directors, executive officers, audit committee, audit committee financial expert, compensation committee or nominating committee. The Trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2023 and 2022 are:

	2023	2022
Audit fees-PwC	$220,000	$209,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$220,000	$209,000

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

1. Financial Statements (included in Item 8 of this report)

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2023 and 2022

Statements of Distributable Income for the years ended December 31, 2023 and 2022

Statements of Changes in Trust Corpus for the years ended December 31, 2023 and 2022

Notes to Financial Statements

2.	Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.	Exhibits

(4) (a)	Hugoton Royalty Trust Indenture by and between NationsBank, N.A., as Trustee, and Cross Timbers Oil Company (predecessor of XTO Energy) heretofore filed as Exhibit 4.1 to the Trust’s Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on December 4, 1998, is incorporated herein by reference.

(b)	Amendment No. 1 to Amended and Restated Royalty Trust Indenture, dated March 24, 1999, of Hugoton Royalty Trust heretofore filed as Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2023, is incorporated herein by reference.

(c)	Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80% – Kansas) as amended and restated from Cross Timbers Oil Company (predecessor of XTO Energy) to NationsBank, N.A., as Trustee, dated December 1, 1998, heretofore filed as Exhibit 10.1.1 to the Trust’s Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference.

(d)	Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80% – Oklahoma) as amended and restated from Cross Timbers Oil Company (predecessor of XTO Energy) to NationsBank, N.A., as Trustee, dated December 1, 1998, heretofore filed as Exhibit 10.2.1 to the Trust’s Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference.

(e)	Net Overriding Royalty Conveyance (Hugoton Royalty Trust, 80% – Wyoming) as amended and restated from Cross Timbers Oil Company (predecessor of XTO Energy) to NationsBank, N.A., as Trustee, dated December 1, 1998, heretofore filed as Exhibit 10.3.1 to the Trust’s Registration Statement No. 333-68441 on Form S-1 filed with the Securities and Exchange Commission on March 16, 1999, is incorporated herein by reference.

(23)	Consent of Miller and Lents, Ltd.

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(97)	Hugoton Royalty Trust Executive Officer Compensation Recovery Policy

(99.1)	Miller and Lents, Ltd. Report

Copies of the above Exhibits are available to any unitholder, at the actual cost of reproduction, upon written request to the Argent Trust Company, 3838 Oak Lawn Ave, Suite 1720, Dallas, Texas 75219-4518.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST
By ARGENT TRUST COMPANY, TRUSTEE

	By	/s/ NANCY WILLIS
Nancy Willis
Director of Royalty Trust Services

EXXON MOBIL CORPORATION

Date: April 1, 2024	By	/s/ WENDI POWELL
Wendi Powell
Upstream Controller

(The Trust has no directors or executive officers.)