Form 10-Q
period 2024-03-31
HUGOTON ROYALTY TRUST
filed 2024-05-14
CIK 862022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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
(Registrant’s telephone number, including area code) (855) 588-7839
(Former name, former address and former fiscal year, if change since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units of Beneficial Interest	HGTXU	OTCQB

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of May 2, 2024

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

80% net profits interests- interests that entitle the Trust to receive 80% of the net proceeds from the underlying properties.

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

HUGOTON ROYALTY TRUST

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Unless specified otherwise, all amounts included herein are presented in U.S. dollars. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Hugoton Royalty Trust at March 31, 2024, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2024 and 2023, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS

Cash and short-term investments	$120,303	$344,048

Interest to be received	—	—

Net profits interests in oil and gas properties - net (Note 1)	$—	$—

	$120,303	$344,048

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$—	$—

Expense reserve (a)	120,303	344,048

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	—	—

	$120,303	$344,048

(a)
The expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income.

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended March 31
	2024	2023
Net profits income	$—	$10,459,753

Interest income	4,678	17,544

Total income	4,678	10,477,297

Administration expense	228,423	301,537

Cash reserves withheld (used) for Trust expenses	(223,745)	—

Distributable income	$—	$10,175,760

Distributable income per unit (40,000,000 units)	$0.000000	$0.254394

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended March 31
	2024	2023
Trust corpus, beginning of period	$—	$—

Distributable income	—	10,175,760

Distributions declared	—	(10,175,760)

Trust corpus, end of period	$—	$—

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Notes to Condensed Financial Statements (Unaudited)

1.
Basis of Accounting

The financial statements of Hugoton Royalty Trust (the “Trust”) are prepared on the following basis and are not intended to present the financial position and results of operations in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”):

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

Liquidity and Going Concern

The accompanying condensed financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on a going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. Accumulated excess costs for the Kansas, Oklahoma and Wyoming conveyances have resulted in insufficient net proceeds to the Trust and a reduction in the Trust’s expense reserve. These conditions raise substantial doubt about the Trust’s ability to continue as a going concern as the Trust does not have sufficient cash to meet its obligations during the one-year period after the dates that the financial statements are issued. Factors attributable to the cash shortage are primarily the previously disclosed development costs to drill four non-operated wells in Major County, Oklahoma, lower oil and natural gas prices, and excess cost positions on the Kansas, Oklahoma and Wyoming conveyances including accumulated interest, which have resulted in no unitholder distributions since July 2023. In addition, on May 18, 2021, the arbitration panel issued its second interim final award over the amount of XTO Energy’s settlement in the Chieftain class action lawsuit that can be charged to the Trust as a production cost which XTO Energy has estimated to be approximately $14.6 million net to the Trust. This adjustment would further increase excess costs on the Oklahoma conveyance. The Trustee has prepared a preliminary budget estimating the administrative expenses for the year ending December 31, 2024, and the five months ending May 31, 2025, which assumes no cash inflow from either net profits income or from other sources. The Trustee intends to review options for the Trust which may include alternatives to continuing as a going concern or may include seeking financing to pay the Trust obligations during the one-year period after the date the financial statements are issued; however, there can be no assurance that financing will be available on acceptable terms or at all. If financing became available to the Trust, it would have to be repaid, together with interest, and the Trust’s expense reserve would have to be replenished prior to any distributions to unitholders.

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

The following summarizes excess costs activity, cumulative excess costs balances and accrued interest to be recovered by conveyance as calculated by XTO Energy:

	Underlying
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/23	$497,677	$1,394,986	$1,718,791	$3,611,454
Net excess costs (recovery) for the quarter ended 3/31/24	492,120	(528,804)	376,393	339,709
Cumulative excess costs remaining at 3/31/24	989,797	866,182	2,095,184	3,951,163
Accrued interest at 3/31/24	33,148	254,063	68,171	355,382
Total remaining to be recovered at 3/31/24	$1,022,945	$1,120,245	$2,163,355	$4,306,545

	NPI
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/23	$398,141	$1,115,989	$1,375,032	$2,889,162
Net excess costs (recovery) for the quarter ended 3/31/24	393,697	(423,043)	301,114	271,768
Cumulative excess costs remaining at 3/31/24	791,838	692,946	1,676,146	3,160,930
Accrued interest at 3/31/24	26,518	203,250	54,538	284,306
Total remaining to be recovered at 3/31/24	$818,356	$896,196	$1,730,684	$3,445,236

For the quarter ended March 31, 2024, excess costs were $492,120 ($393,697 net to the Trust) on properties underlying the Kansas net profits interests.

For the quarter ended March 31, 2024, net recoveries of excess costs were $528,804 ($423,043 net to the Trust) on properties underlying the Oklahoma net profits interests.

For the quarter ended March 31, 2024, excess costs were $376,393 ($301,114 net to the Trust) on properties underlying the Wyoming net profits interests.

Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of March 31, 2024, totaled $4.3 million ($3.4 million net to the Trust), including accrued interest of $0.4 million ($0.3 million net to the Trust). This balance does not include the portion of the Chieftain settlement the Panel determined could be charged as a production cost. XTO Energy has estimated the amount to be approximately $14.6 million net to the Trust.

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

Item 2. Trustee’s Discussion and Analysis

The following discussion should be read in conjunction with the Trustee’s discussion and analysis contained in the Trust’s 2023 Annual Report on Form 10-K, as well as the condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The Trust’s Annual Report on Form 10-K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8-K and all amendments to those reports are available on the Trust’s website at www.hgt-hugoton.com.

Distributable Income

For the quarter ended March 31, 2024, net profits income was $0 compared to $10,459,753 for first quarter 2023. This was primarily the result of lower gas and oil prices ($12.7 million), decreased gas production ($0.8 million), increased production expenses ($0.6 million), and increased overhead ($0.2 million), partially offset by decreased taxes, transportation and other costs ($2.0 million), decreased development costs ($0.9 million), increased oil production ($0.6 million), and net excess costs activity ($0.3 million). See “Net Profits Income” below.

After adding interest income of $4,678, deducting administration expense of $228,423, and utilizing $223,745 of the cash reserve for the payment of Trust expenses, distributable income for the quarter ended March 31, 2024, was $0 or $0.000000 per unit of beneficial interest. Administration expense for the quarter decreased $73,114 compared to the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, cash reserve and interest rates. For first quarter 2023, distributable income was $10,175,760 or $0.254394 per unit.

Distributions to unitholders for the quarter ended March 31, 2024, were:

Record Date	Payment Date	Distribution per Unit
January 31, 2024	February 14, 2024	$0.000000
February 29, 2024	March 14, 2024	0.000000
March 28, 2024	April 12, 2024	0.000000
		$0.000000

Net Profits Income

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

1.
oil and gas sales volumes,
2.
oil and gas sales prices, and
3.
costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended
	March 31 (a)		Increase
	2024	2023	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	2,068,643	2,317,037	(11%)
Average per day	22,485	25,185	(11%)
Net profits interests	—	822,454	(100%)

Oil (Bbls) (b)
Underlying properties	48,791	39,047	25%
Average per day	530	424	25%
Net profits interests	—	10,455	(100%)

Average Sales Prices
Gas (per Mcf)	$3.80	$10.56	(64%)
Oil (per Bbl)	$72.17	$79.00	(9%)

Revenues
Gas sales	$7,866,852	$24,465,370	(68%)
Oil sales	3,521,319	3,084,775	14%
Total Revenues	11,388,171	27,550,145	(59%)

Costs
Taxes, transportation and other	2,469,070	5,043,089	(51%)
Production expense	5,360,017	4,619,008	16%
Development costs	550,017	1,748,606	(69%)
Overhead	3,348,776	3,064,511	9%
Excess costs (c)	(339,709)	240	N/A
Total Costs	11,388,171	14,475,454	(21%)

Net Proceeds	—	13,074,691	(100%)

Net Profits Percentage	80%	80%

Net Profits Income	$—	$10,459,753	(100%)

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
(c)
See Note 4 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from first quarter 2023 to first quarter 2024:

Sales Volumes

Gas

Gas sales volumes decreased 11 percent for first quarter 2024 primarily because of timing of cash receipts and natural production decline, partially offset by gas sales from new wells in Major County, Oklahoma.

Oil

Oil sales volumes increased 25 percent for first quarter 2024 primarily because of oil sales from new wells in Major County, Oklahoma, partially offset by timing of cash receipts and natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately six to eight percent a year.

Sales Prices

Gas

The first quarter 2024 average gas price was $3.80 per Mcf, down 64 percent from the first quarter 2023 average gas price of $10.56 per Mcf.

Oil

The first quarter 2024 average oil price was $72.17 per Bbl, down 9 percent from the first quarter 2023 average oil price of $79.00 per Bbl.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs decreased 51 percent for first quarter 2024 primarily because of decreased gas production taxes and gas deductions due to lower revenues.

Production Expense

Production expense increased 16 percent for first quarter 2024 primarily because of increased labor costs, plug and abandonment expenses, and pipeline costs, partially offset by decreased repairs and maintenance costs and field costs.

Development Costs

Development costs decreased 69 percent for first quarter 2024 primarily due to the timing of drilling costs related to non-operated wells in Major County, Oklahoma. Changes in oil or natural gas prices could impact future development plans on the underlying properties.

As previously disclosed, XTO Energy advised the Trustee that it elected to participate in the development of four non-operated wells in Major County, Oklahoma. XTO Energy advised the Trustee that the total development costs for the four non-operated wells was anticipated to be approximately $10 million underlying ($8 million net to the Trust). Two wells were completed in second quarter of 2023, the third was completed in fourth quarter 2023, and the fourth was completed in first quarter 2024. No assurances can be made as to the estimated costs of the non-operated wells or timing of receipt of costs for completing the wells.

Overhead

Overhead increased 9 percent for first quarter 2024. Overhead is charged by XTO Energy and other operators for administrative expenses incurred to support operations of the underlying properties. Overhead fluctuates based on changes in the active well count and drilling activity on the underlying properties, as well as an annual cost level adjustment based on an industry index.

Excess Costs

If monthly costs exceed revenues for any conveyance, these excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from another conveyance. Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of March 31, 2024, totaled $4.3 million ($3.4 million net to the Trust), including accrued interest of $0.4 million ($0.3 million net to the Trust). For further information on excess costs, see Note 4 to Condensed Financial Statements.

Contingencies

For information on contingencies, see Note 3 to Condensed Financial Statements.

Forward-Looking Statements

Certain information included in this Quarterly Report and other materials filed, or to be filed, by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the Trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, excess costs, continuation of the Trust as a going-concern, or alternatives to a going-concern, reserve-to-production ratios, future production, development activities and associated operating expenses, future development plans by area, increased density drilling, maintenance projects, development, production, regulatory and other costs, oil and gas prices and expectations for future demand, the impact of inflation and economic downturns on economic activity, government policy and its impact on oil and gas prices and future demand, the development and competitiveness of alternative energy sources, pricing differentials, proved reserves, future net cash flows, production levels, expense reserve budgets, availability of financing, arbitration, litigation, liquidity, financing, political and regulatory matters, such as tax and environmental policy, climate policy, trade barriers, sanctions, competition, war and other political or security disturbances. Such forward-looking statements are based on XTO Energy’s and the Trustee’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “may,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “should,” “could,” “would,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict, including those detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023, which is incorporated by this reference as though fully set forth herein. Therefore, actual financial and operational results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. XTO Energy and the Trustee assume no duty to update these statements as of any future date.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 5. Other Information

The Trust does not have any directors or officers, and as a result, no such persons adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S‑K.

Item 6. Exhibits

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Hugoton Royalty Trust filed with the Securities and Exchange Commission on April 1, 2024 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST
By ARGENT TRUST COMPANY, TRUSTEE

By	/s/ NANCY WILLIS
Nancy Willis
Director of Royalty Trust Services

EXXON MOBIL CORPORATION

Date: May 14, 2024	By	/s/ WENDI POWELL
Wendi Powell
Upstream Controller

(The Trust has no directors or executive officers.)