Form 10-Q
period 2024-06-30
HUGOTON ROYALTY TRUST
filed 2024-08-13
CIK 862022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of August 5, 2024

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

HUGOTON ROYALTY TRUST

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Unless specified otherwise, all amounts included herein are presented in U.S. dollars. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Hugoton Royalty Trust at June 30, 2024, and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2024 and 2023, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS

Cash and short-term investments	$508,412	$344,048

Net profits interests in oil and gas properties - net (Note 1)	—	—

	$508,412	$344,048

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$—	$—

Expense reserve (a) (b)	508,412	344,048

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	—	—

	$508,412	$344,048

(a)
The expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income.
(b)
Expense reserve partially replenished by one-time advance distribution of $500,000 from XTO Energy that was part of the Settlement Agreement between the Trust and XTO Energy. See Note 5 to Condensed Financial Statements.

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Net profits income	$—	$1,008,161	$—	$11,467,914

Interest income	1,832	27,104	6,510	44,648

Total income	1,832	1,035,265	6,510	11,512,562

Administration expense	113,723	114,505	342,146	416,042

Cash reserves withheld (used) for Trust expenses	(111,891)	—	(335,636)	—

Distributable income	$—	$920,760	$—	$11,096,520

Distributable income per unit (40,000,000 units)	$0.000000	$0.023019	$0.000000	$0.277413

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Trust corpus, beginning of period	$—	$—	$—	$—

Distributable income	—	920,760	—	11,096,520

Distributions declared	—	(920,760)	—	(11,096,520)

Trust corpus, end of period	$—	$—	$—	$—

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

Accumulated excess costs for the Kansas, Oklahoma and Wyoming conveyances have resulted in insufficient net proceeds to the Trust which have resulted in no unitholder distributions since July 2023, and a reduction in the Trust’s expense reserve. These conditions raise substantial doubt about the Trust’s ability to continue as a going concern as the Trust does not have sufficient cash to meet its obligations during the one-year period after the dates that the financial statements are issued. Factors attributable to the cash shortage are primarily the previously disclosed development costs to drill four non-operated wells in Major County, Oklahoma, lower oil and natural gas prices, and excess cost positions on the Kansas, Oklahoma and Wyoming conveyances including accumulated interest.

The Trustee has prepared a preliminary budget estimating the administrative expenses for the year ending December 31, 2024, and the eight months ending August 31, 2025, which assumes no cash inflow from either net profits income or from other sources other than the $500,000 advance distribution from the Settlement Agreement with XTO Energy. To help control costs, the Trustee has reviewed all administrative functions and has attempted to reduce or eliminate costs for functions other than those required to comply with SEC regulations or the Trust Indenture; however, there can be no assurance that there will be sufficient funds available to continue such functions in the future. To further reduce administrative costs to the Trust, the Trustee has deferred payment of its monthly fee of approximately $7,300 since April 2024.

As previously disclosed, the Trustee has reviewed and may in the future review financing as an option to pay Trust obligations during the one-year period after the date the financial statements are issued; however, there can be no assurance that financing will be available on acceptable terms or at all. If financing became available to the Trust, it would have to be repaid, together with interest, and the Trust’s expense reserve would have to be replenished prior to any distributions to unitholders. Currently the Trustee believes that financing is unlikely to be a viable option for the Trust moving forward. As a result, the Trustee intends to review options for the Trust which may include alternatives to continuing as a going concern such as seeking to terminate the Trust or marketing the Trust's interest (which are Net Profits Interests burdened by excess costs) for a potential sale.

On July 9, 2020, the Trustee notified XTO Energy of the Trustee’s claim to indemnification to the Trust Estate for all liability, expense, claims, damages or loss incurred by the Trustee in connection with the administration of the Trust. The Trustee stated it anticipates seeking reimbursement from XTO Energy upon depletion of the Trust’s cash reserve. XTO Energy responded that any indemnity claim to XTO Energy is premature before the Trust Estate is exhausted. Nothing in the Trust Indenture obligates the Trustee to pay for the Trust's expenses if the Trust's expense reserve were to be completely depleted.

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

Pursuant to a Settlement Agreement with XTO Energy, the Trust will be required to bear a portion of the settlement costs arising from the Chieftain royalty class action settlement. For information on contingencies, including the Chieftain class action, see Note 3 to Condensed Financial Statements. In arbitration between the Trustee and XTO Energy, the panel determined that the Trust is responsible for a portion of the Chieftain royalty class action settlement costs. For unitholders, the portion of legal settlement costs for which the Trust is responsible will be reflected through a reduction in net profits income received from the Trust and thus in a reduction in the gross royalty income reported by and taxable to the unitholders.

Each unitholder should consult their own tax advisor regarding income tax requirements, if any, applicable to such person’s ownership of Trust units.

Unitholders should consult the Trust’s latest Annual Report on Form 10-K for a more detailed discussion of federal and state tax matters.

3.
Contingencies

Litigation

Royalty Class Action and Arbitration

As previously disclosed, XTO Energy advised the Trustee that it reached a settlement with the plaintiffs in the Chieftain class action royalty case. Based on the final plan of allocation approved by the court, XTO Energy advised the Trustee that it believes approximately $24.3 million in additional production costs should be allocated to the Trust. On May 2, 2018, the Trustee submitted a demand for arbitration seeking a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Trust’s payments now or in the future as a result of the Chieftain litigation (the “Chieftain Claim”).

On January 20, 2021, the arbitration panel issued its Corrected Interim Final Award (i) “reject[ing] the Trust’s contention that XTO [Energy] has no right under the Conveyance to charge the Trust with amounts XTO [Energy] paid under section 1.18(a)(i) as royalty obligations to settle the Chieftain litigation” and (ii) stating “[t]he next phase will determine how much of the Chieftain settlement can be so charged, if any of it can be, in the exercise of the right found by the Panel.” Following briefing by both parties, on May 18, 2021, the Panel issued its second interim final award over the amount of XTO Energy’s settlement in the Chieftain class action lawsuit that can be charged to the Trust as a production cost.

In the arbitration, the Trustee also disputed certain amounts related to the computation of the Trust’s net proceeds for 2014 through 2019 and 2021 (the “Overhead Claims”).

On June 18, 2024, the Trustee and XTO Energy entered into a Settlement Agreement to resolve the pending arbitration. Pursuant to the Settlement Agreement, effective as of June 1, 2024, XTO Energy and the Trustee agreed:

•
that the value of the Chieftain Claim, with interest, to the benefit of XTO Energy is stipulated to be $18,105,467 (net to the Trust);
•
that the value of the Overhead Claims, with interest, to the benefit of the Trust is stipulated to be $17,275,086 (net to the Trust);

•
that the stipulated value of the Chieftain Claim and the Overhead Claims would be offset against one another, on a cumulative basis and without respect to which conveyance the particular claim arose, leaving a balance, to the benefit of XTO Energy of $830,381 (net to the Trust), which balance shall be treated as a production cost under the Oklahoma conveyance, and subject to the recoupment and interest charges under that conveyance; and
•
that XTO Energy will provide the Trust a one-time advance distribution of $500,000 (net to the Trust), that can be treated as a production cost, except that it can be recouped, together with interest, from what would otherwise be distributable net profits under any of the three conveyances; provided, however that XTO Energy shall only be entitled to withhold distributions of net proceeds as recoupment to the extent that such recoupment does not leave the Trust with less than $250,000 of available cash.

The Trustee used the $500,000 advance distribution to partially replenish the Trust’s cash expense reserve in June 2024.

Additionally, the Settlement Agreement provides that XTO Energy will modify certain accounting practices with respect to the Overhead Claims effective as of June 1, 2024.

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

The following summarizes excess costs activity, cumulative excess costs balances and accrued interest to be recovered by conveyance as calculated by XTO Energy:

	Underlying
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/23	$497,677	$1,394,986	$1,718,791	$3,611,454
Net excess costs (recovery) for the quarter ended 3/31/24	492,120	(528,804)	376,393	339,709
Net excess costs (recovery) for the quarter ended 6/30/24	264,416	968,719	2,345,327	3,578,462
Cumulative excess costs remaining at 6/30/24	1,254,213	1,834,901	4,440,511	7,529,625
Accrued interest at 6/30/24	56,478	284,812	129,691	470,981
Total remaining to be recovered at 6/30/24	$1,310,691	$2,119,713	$4,570,202	$8,000,606

	NPI
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/23	$398,141	$1,115,989	$1,375,032	$2,889,162
Net excess costs (recovery) for the quarter ended 3/31/24	393,697	(423,043)	301,114	271,768
Net excess costs (recovery) for the quarter ended 6/30/24	211,533	774,975	1,876,261	2,862,769
Cumulative excess costs remaining at 6/30/24	1,003,371	1,467,921	3,552,407	6,023,699
Accrued interest at 6/30/24	45,183	227,850	103,753	376,786
Total remaining to be recovered at 6/30/24	$1,048,554	$1,695,771	$3,656,160	$6,400,485

For the quarter ended June 30, 2024, excess costs were $264,416 ($211,533 net to the Trust) on properties underlying the Kansas net profits interests.

For the quarter ended June 30, 2024, excess costs were $968,719 ($774,975 net to the Trust) on properties underlying the Oklahoma net profits interests.

For the quarter ended June 30, 2024, excess costs were $2,345,327 ($1,876,261 net to the Trust) on properties underlying the Wyoming net profits interests.

Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of June 30, 2024, totaled $8.0 million ($6.4 million net to the Trust), including accrued interest of $0.5 million ($0.4 million net to the Trust). The excess costs balance does not include items from the Settlement Agreement since these will be recorded in third quarter 2024.

5.
Advance Distribution

XTO Energy provided the Trust a one-time advance distribution of $500,000 (net to the Trust), that can be treated as a production cost, except that it can be recouped, together with interest, from what would otherwise be distributable net profits under any of the three conveyances; provided, however that XTO Energy shall only be entitled to withhold distributions of net proceeds as recoupment to the extent that such recoupment does not leave the Trust with less than $250,000 of available cash.

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

Distributable Income

Quarter

For the quarter ended June 30, 2024, net profits income was $0 compared to $1,008,161 for second quarter 2023. This was primarily the result of lower gas prices ($3.2 million) and decreased gas production ($0.8 million), partially offset by net excess costs activity ($1.8 million), decreased taxes, transportation and other costs ($0.7 million), increased oil production ($0.2 million), higher oil prices ($0.1 million), decreased development costs ($0.1 million), and decreased production expenses ($0.1 million). See “Net Profits Income” below.

After adding interest income of $1,832, deducting administration expense of $113,723, and utilizing $111,891 of the cash reserve for the payment of Trust expenses, distributable income for the quarter ended June 30, 2024, was $0 or $0.000000 per unit of beneficial interest. Administration expense for the quarter decreased $782 compared to the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, cash reserve and interest rates. For second quarter 2023, distributable income was $920,760 or $0.023019 per unit.

Distributions to unitholders for the quarter ended June 30, 2024, were:

Record Date	Payment Date	Distribution per Unit
April 30, 2024	May 14, 2024	$0.000000
May 31, 2024	June 14, 2024	0.000000
June 28, 2024	July 15, 2024	0.000000
		$0.000000

Six Months

For the six months ended June 30, 2024, net profits income was $0 compared with $11,467,914 for the same 2023 period primarily due to lower gas prices ($15.6 million), decreased gas production ($1.6 million), increased production expenses ($0.5 million), increased overhead ($0.2 million), and lower oil prices ($0.1 million), partially offset by decreased taxes, transportation, and other costs ($2.7 million), net excess costs activity ($2.0 million), decreased development costs ($1.0 million), and increased oil production ($0.8 million). See “Net Profits Income” below.

After adding interest income of $6,510 and deducting administration expense of $342,146, distributable income for the six months ended June 30, 2024, was $0, or $0.000000 per unit of beneficial interest. Administration expense for the six months ended June 30, 2024, decreased $73,896 as compared to the same 2023 period, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, cash reserve and interest rates. For the six months ended June 30, 2023, distributable income was $11,096,520 or $0.277413 per unit.

Net Profits Income

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

1.
oil and gas sales volumes,
2.
oil and gas sales prices, and
3.
costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months			Six Months
	Ended June 30 (a)		Increase	Ended June 30 (a)		Increase
	2024	2023	(Decrease)	2024	2023	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	1,901,385	2,301,331	(17%)	3,970,028	4,618,368	(14%)
Average per day	21,127	25,858	(18%)	21,813	25,516	(15%)
Net profits interests	—	168,072	(100%)	—	990,526	(100%)

Oil (Bbls) (b)
Underlying properties	40,011	36,572	9%	88,802	75,619	17%
Average per day	445	411	8%	488	418	17%
Net profits interests	—	750	(100%)	—	11,205	(100%)

Average Sales Prices
Gas (per Mcf)	$2.38	$4.10	(42%)	$3.12	$7.34	(57%)
Oil (per Bbl)	$76.59	$73.91	4%	$74.16	$76.54	(3%)

Revenues
Gas sales	$4,517,278	$9,426,973	(52%)	$12,384,130	$33,892,343	(63%)
Oil sales	3,064,469	2,703,195	13%	6,585,788	5,787,970	14%
Total Revenues	7,581,747	12,130,168	(37%)	18,969,918	39,680,313	(52%)

Costs
Taxes, transportation and other	1,686,545	2,526,101	(33%)	4,155,615	7,569,190	(45%)
Production expense	5,555,552	5,630,546	(1%)	10,915,569	10,249,554	6%
Development costs	729,895	810,531	(10%)	1,279,912	2,559,137	(50%)
Overhead	3,188,217	3,225,891	(1%)	6,536,993	6,290,402	4%
Excess costs (c)	(3,578,462)	(1,323,102)	170%	(3,918,171)	(1,322,862)	196%
Total Costs	7,581,747	10,869,967	(30%)	18,969,918	25,345,421	(25%)

Net Proceeds	—	1,260,201	(100%)	—	14,334,892	(100%)

Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$—	$1,008,161	(100%)	$—	$11,467,914	(100%)

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
(c)
See Note 4 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from second quarter 2023 to second quarter 2024 and from the first six months of 2023 to the comparable period in 2024:

Sales Volumes

Gas

Gas sales volumes decreased 17 percent for second quarter 2024 and decreased 14 percent for the six-month period as compared with the same 2023 periods primarily because of timing of cash receipts and natural production decline, partially offset by gas sales from new wells in Major County, Oklahoma.

Oil

Oil sales volumes increased nine percent for second quarter 2024 and increased 17 percent for the six-month period as compared with the same 2023 periods primarily because of oil sales from new wells in Major County, Oklahoma, partially offset by timing of cash receipts and natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately six to eight percent a year.

Sales Prices

Gas

The second quarter 2024 average gas price was $2.38 per Mcf, a 42 percent decrease from the second quarter 2023 average gas price of $4.10 per Mcf. For the six-month period, the average gas price decreased 57 percent to $3.12 per Mcf in 2024 from $7.34 per Mcf in 2023.

Oil

The second quarter 2024 average oil price was $76.59 per Bbl, a four percent increase from the second quarter 2023 average oil price of $73.91 per Bbl. The year-to-date average oil price decreased three percent to $74.16 per Bbl in 2024 from $76.54 per Bbl in 2023.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs decreased 33 percent for second quarter 2024 and decreased 45 percent for the six-month period as compared with the same 2023 periods primarily because of decreased gas production taxes and gas deductions due to lower revenues.

Production Expense

Production expense decreased one percent for second quarter 2024 primarily because of decreased repairs and maintenance costs, partially offset by increased labor costs, pipeline costs, and plug and abandonment expenses. Production expense increased six percent for the six-month period as compared with the same 2023 periods primarily because of increased labor costs, plug and abandonment expenses, and pipeline costs, partially offset by decreased repairs and maintenance costs and field costs.

Development Costs

Development costs decreased 10 percent for second quarter 2024 and decreased 50 percent for the six-month period primarily due to the timing of drilling costs related to non-operated wells in Major County, Oklahoma. Changes in oil or natural gas prices could impact future development plans on the underlying properties.

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

Overhead

Overhead decreased one percent for second quarter 2024 and increased four percent for the six-month period. Overhead is charged by XTO Energy and other operators for administrative expenses incurred to support operations of the underlying properties. Overhead fluctuates based on changes in the active well count and drilling activity on the underlying properties, as well as an annual cost level adjustment based on an industry index.

Excess Costs

If monthly costs exceed revenues for any conveyance, these excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from another conveyance. Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of June 30, 2024, totaled $8.0 million ($6.4 million net to the Trust), including accrued interest of $0.5 million ($0.4 million net to the Trust). For further information on excess costs, see Note 4 to Condensed Financial Statements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Royalty Class Action and Arbitration

As previously disclosed, XTO Energy advised the Trustee that it reached a settlement with the plaintiffs in the Chieftain class action royalty case. Based on the final plan of allocation approved by the court, XTO Energy advised the Trustee that it believes approximately $24.3 million in additional production costs should be allocated to the Trust. On May 2, 2018, the Trustee submitted a demand for arbitration seeking a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Trust’s payments now or in the future as a result of the Chieftain litigation (the “Chieftain Claim”).

On January 20, 2021, the arbitration panel issued its Corrected Interim Final Award (i) “reject[ing] the Trust’s contention that XTO [Energy] has no right under the Conveyance to charge the Trust with amounts XTO [Energy] paid under section 1.18(a)(i) as royalty obligations to settle the Chieftain litigation” and (ii) stating “[t]he next phase will determine how much of the Chieftain settlement can be so charged, if any of it can be, in the exercise of the right found by the Panel.” Following briefing by both parties, on May 18, 2021, the Panel issued its second interim final award over the amount of XTO Energy’s settlement in the Chieftain class action lawsuit that can be charged to the Trust as a production cost.

In the arbitration, the Trustee also disputed certain amounts related to the computation of the Trust’s net proceeds for 2014 through 2019 and 2021 (the “Overhead Claims”).

On June 18, 2024, the Trustee and XTO Energy entered into a Settlement Agreement to resolve the pending arbitration. Pursuant to the Settlement Agreement, effective as of June 1, 2024, XTO Energy and the Trustee agreed:

•
that the value of the Chieftain Claim, with interest, to the benefit of XTO Energy is stipulated to be $18,105,467 (net to the Trust);
•
that the value of the Overhead Claims, with interest, to the benefit of the Trust is stipulated to be $17,275,086 (net to the Trust);
•
that the stipulated value of the Chieftain Claim and the Overhead Claims would be offset against one another, on a cumulative basis and without respect to which conveyance the particular claim arose, leaving a balance, to the benefit of XTO Energy of $830,381 (net to the Trust), which balance shall be treated as a production cost under the Oklahoma conveyance, and subject to the recoupment and interest charges under that conveyance; and
•
that XTO Energy will provide the Trust a one-time advance distribution of $500,000 (net to the Trust), that can be treated as a production cost, except that it can be recouped, together with interest, from what would otherwise be distributable net profits under any of the three conveyances; provided, however that XTO Energy shall only be entitled to withhold distributions of net proceeds as recoupment to the extent that such recoupment does not leave the Trust with less than $250,000 of available cash.

The Trustee used the $500,000 advance distribution to partially replenish the Trust’s cash expense reserve in June 2024.

Additionally, the Settlement Agreement provides that XTO Energy will modify certain accounting practices with respect to the Overhead Claims effective as of June 1, 2024.

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

The Trust may not have sufficient cash to meet its obligations during the one-year period after the date that the financial statements are issued and intends to review alternatives to the Trust continuing as a going concern.

All three of the Trust’s conveyances are in excess costs resulting in no net proceeds to the Trust and a reduction in the Trust’s expense reserve, which have resulted in no unitholder distributions since July 2023. These conditions raise substantial doubt about the Trust’s ability to continue as a going concern as the Trust does not have sufficient cash to meet its obligations during the one-year period after the date the financial statements are issued. The Trust’s financial statements do not include any adjustments that might result from the outcome of this uncertainty. Pursuant to the Settlement Agreement, XTO Energy has advanced $500,000 to the Trust (which may be recouped, together with interest from what would otherwise be distributable net profits under any of the three conveyances; provided, however, that such recoupment does not leave the Trust with less than $250,000 of available cash). There are no assurances that even with such advance, the Trust will receive net profits income sufficient to pay its obligations during the one-year period after the date the financial statements are issued. The Trustee currently believes that financing is unlikely to be a viable option for the Trust moving forward. Nothing in the Trust Indenture obligates the Trustee to pay for the Trust’s expenses if the Trust’s cash reserves were to be completely depleted. As a result, the Trustee intends to review options for the Trust, which may include alternatives to the Trust continuing as a going concern such as seeking to terminate the Trust or marketing the Trust’s interests (which are Net Profits Interests burdened by excess costs) for a potential sale. If the Trust is unable to continue as a going concern, unitholders could incur significant losses on their investment in the Trust or lose their entire investment in the Trust altogether. For further information see Notes to Condensed Financial Statements - 1. Basis of Accounting – Liquidity and Going Concern.

Item 5. Other Information

The Trust does not have any directors or officers, and as a result, no such persons adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S‑K.

Item 6. Exhibits

(10.1)	June 18, 2024 Settlement Agreement on Form 8-K filed with the Securities and Exchange Commission on June 21, 2024 (incorporated herein by reference)

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Hugoton Royalty Trust filed with the Securities and Exchange Commission on April 1, 2024 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST
By ARGENT TRUST COMPANY, TRUSTEE

By	/s/ NANCY WILLIS
Nancy Willis
Director of Royalty Trust Services

EXXON MOBIL CORPORATION

Date: August 13, 2024	By	/s/ WENDI POWELL
Wendi Powell
Upstream Controller

(The Trust has no directors or executive officers.)