Form 10-Q
period 2024-09-30
HUGOTON ROYALTY TRUST
filed 2024-11-13
CIK 862022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of November 1, 2024

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

HUGOTON ROYALTY TRUST

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Unless specified otherwise, all amounts included herein are presented in U.S. dollars. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Hugoton Royalty Trust at September 30, 2024, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2024 and 2023, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS

Cash and short-term investments	$341,467	$344,048

Net profits interests in oil and gas properties - net (Note 1)	—	—

	$341,467	$344,048

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$—	$—

Expense reserve (a) (b)	341,467	344,048

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	—	—

	$341,467	$344,048

(a)
The expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income.
(b)
Expense reserve partially replenished by one-time advance distribution of $500,000 from XTO Energy that was part of the Settlement Agreement between the Trust and XTO Energy. See Note 5 to Condensed Financial Statements.

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Net profits income	$—	$—	$—	$11,467,914

Interest income	4,710	12,810	11,220	57,458

Total income	4,710	12,810	11,220	11,525,372

Administration expense	171,655	374,347	513,801	790,389

Cash reserves withheld (used) for Trust expenses	(166,945)	(361,537)	(502,581)	(361,537)

Distributable income	$—	$—	$—	$11,096,520

Distributable income per unit (40,000,000 units)	$0.000000	$0.000000	$0.000000	$0.277413

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Trust corpus, beginning of period	$—	$—	$—	$—

Distributable income	—	—	—	11,096,520

Distributions declared	—	—	—	(11,096,520)

Trust corpus, end of period	$—	$—	$—	$—

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

The Trustee has prepared a preliminary budget estimating the administrative expenses for the year ending December 31, 2024, and the 11 months ending November 30, 2025, which assumes no cash inflow from either net profits income or from other sources other than the $500,000 advance distribution received in second quarter 2024 from the Settlement Agreement with XTO Energy. To help control costs, the Trustee has reviewed all administrative functions and has attempted to reduce or eliminate costs for functions other than those required to comply with SEC regulations or the Trust Indenture; however, there can be no assurance that there will be sufficient funds available to continue such functions in the future. To further reduce administrative costs to the Trust, the Trustee has deferred payment of its monthly fee of approximately $7,300 since April 2024.

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

The Trustee used the $500,000 advance distribution to partially replenish the Trust’s cash expense reserve in June 2024. The $830,381 balance due to XTO Energy was recorded as a production cost in third quarter 2024.

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

The following summarizes excess costs activity, cumulative excess costs balances and accrued interest to be recovered by conveyance as calculated by XTO Energy:

	Underlying
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/23	$497,677	$1,394,986	$1,718,791	$3,611,454
Net excess costs (recovery) for the quarter ended 3/31/24	492,120	(528,804)	376,393	339,709
Net excess costs (recovery) for the quarter ended 6/30/24	264,416	968,719	2,345,327	3,578,462
Net excess costs (recovery) for the quarter ended 9/30/24	80,267	668,249	1,582,487	2,331,003
Cumulative excess costs remaining at 9/30/24	1,334,480	2,503,150	6,022,998	9,860,628
Accrued interest at 9/30/24	85,604	344,128	239,941	669,673
Total remaining to be recovered at 9/30/24	$1,420,084	$2,847,278	$6,262,939	$10,530,301

	NPI
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/23	$398,141	$1,115,989	$1,375,032	$2,889,162
Net excess costs (recovery) for the quarter ended 3/31/24	393,697	(423,043)	301,114	271,768
Net excess costs (recovery) for the quarter ended 6/30/24	211,533	774,975	1,876,261	2,862,769
Net excess costs (recovery) for the quarter ended 9/30/24	64,213	534,599	1,265,990	1,864,802
Cumulative excess costs remaining at 9/30/24	1,067,584	2,002,520	4,818,397	7,888,501
Accrued interest at 9/30/24	68,483	275,302	191,953	535,738
Total remaining to be recovered at 9/30/24	$1,136,067	$2,277,822	$5,010,350	$8,424,239

For the quarter ended September 30, 2024, excess costs were $80,267 ($64,213 net to the Trust) on properties underlying the Kansas net profits interests.

For the quarter ended September 30, 2024, excess costs were $668,249 ($534,599 net to the Trust) on properties underlying the Oklahoma net profits interests. The excess costs balance includes items from the Settlement Agreement that were recorded in third quarter 2024.

For the quarter ended September 30, 2024, excess costs were $1,582,487 ($1,265,990 net to the Trust) on properties underlying the Wyoming net profits interests.

Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of September 30, 2024, totaled $10.5 million ($8.4 million net to the Trust), including accrued interest of $0.7 million ($0.5 million net to the Trust).

5.
Advance Distribution

In the second quarter of 2024, XTO Energy provided the Trust a one-time advance distribution of $500,000 (net to the Trust), that can be treated as a production cost, except that it can be recouped, together with interest, from what would otherwise be distributable net profits under any of the three conveyances; provided, however that XTO Energy shall only be entitled to withhold distributions of net proceeds as recoupment to the extent that such recoupment does not leave the Trust with less than $250,000 of available cash.

NPI
Total
Advance Distribution at 9/30/24	$500,000
Accrued interest at 9/30/24	7,225
Total remaining to be recovered at 9/30/24	507,225

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

Distributable Income

Quarter

For the quarter ended September 30, 2024, net profits income was $0 compared to $0 for third quarter 2023. This was primarily the result of decreased development costs ($5.0 million), decreased overhead ($0.3 million), decreased taxes, transportation and other costs ($0.3 million), increased oil production ($0.3 million), and higher oil prices ($0.1 million), partially offset by net excess costs activity ($3.5 million), increased production expenses ($1.5 million), lower gas prices ($0.7 million) and decreased gas production ($0.3 million). See “Net Profits Income” below.

After adding interest income of $4,710, deducting administration expense of $171,655, and utilizing $166,945 of the cash reserve for the payment of Trust expenses, distributable income for the quarter ended September 30, 2024, was $0 or $0.000000 per unit of beneficial interest. Administration expense for the quarter decreased $202,692 compared to the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, cash reserve and interest rates. For third quarter 2023, distributable income was $0 or $0.000000 per unit.

Distributions to unitholders for the quarter ended September 30, 2024, were:

Record Date	Payment Date	Distribution per Unit
July 31, 2024	August 14, 2024	$0.000000
August 30, 2024	September 16, 2024	0.000000
September 30, 2024	October 15, 2024	0.000000
		$0.000000

Nine Months

For the nine months ended September 30, 2024, net profits income was $0 compared with $11,467,914 for the same 2023 period primarily due to lower gas prices ($16.4 million), increased production expenses ($2.1 million), decreased gas production ($1.9 million), net excess costs activity ($1.4 million), partially offset by decreased development costs ($6.0 million), decreased taxes, transportation, and other costs ($3.0 million), increased oil production ($1.1 million), and decreased overhead ($0.2 million). See “Net Profits Income” below.

After adding interest income of $11,220 and deducting administration expense of $513,801, and utilizing $502,581 of the cash reserve for the payment of Trust expenses, distributable income for the nine months ended September 30, 2024, was $0 or $0.000000 per unit of beneficial interest. Administration expense for the nine months ended September 30, 2024, decreased $276,588 as compared to the same 2023 period, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, cash reserve and interest rates. For the nine months ended September 30, 2023, distributable income was $11,096,520 or $0.277413 per unit.

Net Profits Income

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

1.	oil and gas sales volumes,
2.	oil and gas sales prices, and
3.	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months			Nine Months
	Ended September 30 (a)		Increase	Ended September 30 (a)		Increase
	2024	2023	(Decrease)	2024	2023	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	2,133,138	2,313,603	(8%)	6,103,166	6,931,971	(12%)
Average per day	23,186	25,148	(8%)	22,274	25,392	(12%)
Net profits interests	—	—	−	—	990,526	(100%)

Oil (Bbls) (b)
Underlying properties	51,512	45,936	12%	140,314	121,555	15%
Average per day	560	499	12%	512	445	15%
Net profits interests	—	—	−	—	11,205	(100%)

Average Sales Prices
Gas (per Mcf)	$2.40	$2.80	(14%)	$2.87	$5.82	(51%)
Oil (per Bbl)	$75.84	$72.10	5%	$74.78	$74.86	(0%)

Revenues
Gas sales	$5,115,614	$6,468,254	(21%)	$17,499,744	$40,360,597	(57%)
Oil sales	3,906,813	3,311,987	18%	10,492,601	9,099,957	15%
Total Revenues	9,022,427	9,780,241	(8%)	27,992,345	49,460,554	(43%)

Costs
Taxes, transportation and other	1,747,086	2,081,264	(16%)	5,902,701	9,650,454	(39%)
Production expense	6,233,224	4,299,551	45%	17,148,793	14,549,105	18%
Development costs	469,797	6,695,562	(93%)	1,749,709	9,254,699	(81%)
Overhead	2,929,000	3,361,650	(13%)	9,465,993	9,652,052	(2%)
Excess costs (c)	(2,331,003)	(6,657,786)	(65%)	(6,249,174)	(7,980,648)	(22%)
Total Costs	9,048,104	9,780,241	(7%)	28,018,022	35,125,662	(20%)

Other Proceeds	$25,677	—	−	$25,677	—	−

Net Proceeds	—	—	−	—	14,334,892	(100%)

Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$—	$—	−	$—	$11,467,914	(100%)

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
(c)
See Note 4 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from third quarter 2023 to third quarter 2024 and from the first nine months of 2023 to the comparable period in 2024:

Sales Volumes

Gas

Gas sales volumes decreased eight percent for third quarter 2024 and decreased 12 percent for the nine-month period as compared with the same 2023 periods primarily because of timing of cash receipts and natural production decline, partially offset by gas sales from new wells in Major County, Oklahoma.

Oil

Oil sales volumes increased 12 percent for third quarter 2024 and increased 15 percent for the nine-month period as compared with the same 2023 periods primarily because of oil sales from new wells in Major County, Oklahoma, partially offset by timing of cash receipts and natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately six to eight percent a year.

Sales Prices

Gas

The third quarter 2024 average gas price was $2.40 per Mcf, a 14 percent decrease from the third quarter 2023 average gas price of $2.80 per Mcf. For the nine-month period, the average gas price decreased 51 percent to $2.87 per Mcf in 2024 from $5.82 per Mcf in 2023.

Oil

The third quarter 2024 average oil price was $75.84 per Bbl, a five percent increase from the third quarter 2023 average oil price of $72.10 per Bbl. The year-to-date average oil price remained relatively flat at $74.78 per Bbl in 2024 from $74.86 per Bbl in 2023.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs decreased 16 percent for third quarter 2024 and decreased 39 percent for the nine-month period as compared with the same 2023 periods primarily because of decreased gas production taxes and gas deductions due to lower revenues.

Production Expense

Production expense increased 45 percent for third quarter 2024 primarily because of the Chieftain Settlement, increased labor costs, repairs and maintenance costs, partially offset by decreased field costs, chemical costs, and measurement costs. Production expense increased 18 percent for the nine-month period as compared with the same 2023 periods primarily because of increased labor costs, the Chieftain Settlement, plug and abandonment expenses, and pipeline costs, partially offset by decreased repairs and maintenance costs, field costs, and measurement costs.

Development Costs

Development costs decreased 93 percent for third quarter 2024 and decreased 81 percent for the nine-month period primarily due to the timing of drilling costs related to non-operated wells in Major County, Oklahoma. Changes in oil or natural gas prices could impact future development plans on the underlying properties.

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

Overhead

Overhead decreased 13 percent for third quarter 2024 and decreased two percent for the nine-month period. Overhead is charged by XTO Energy and other operators for administrative expenses incurred to support operations of the underlying properties. Overhead fluctuates based on changes in the active well count and drilling activity on the underlying properties, as well as an annual cost level adjustment based on an industry index.

Excess Costs

If monthly costs exceed revenues for any conveyance, these excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from another conveyance. Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of September 30, 2024, totaled $10.5 million ($8.4 million net to the Trust), including accrued interest of $0.7 million ($0.5 million net to the Trust). For further information on excess costs, see Note 4 to Condensed Financial Statements.

Other Proceeds

The calculation of net profits income for the quarter and nine-month period ended September 30, 2024 included $25,677 ($20,542 net to the Trust) from XTO Energy due to interest received on past due payments.

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

The Trustee used the $500,000 advance distribution to partially replenish the Trust’s cash expense reserve in June 2024. The $830,381 balance due to XTO Energy was recorded as a production cost in third quarter 2024.

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

HUGOTON ROYALTY TRUST
By ARGENT TRUST COMPANY, TRUSTEE

By	/s/ NANCY WILLIS
Nancy Willis
Director of Royalty Trust Services

EXXON MOBIL CORPORATION

Date: November 13, 2024	By	/s/ KRISTY WALKER
Kristy Walker
Unconventional Finance General Manager

(The Trust has no directors or executive officers.)