Form 10-K
period 2024-12-31
HUGOTON ROYALTY TRUST
filed 2025-03-31
CIK 862022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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
Registrant’s telephone number, including area code (at the office of the Corporate Trustee) (855) 588-7839

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

The aggregate market value of units of beneficial interest held by non-affiliates of the registrant at June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $19.6 million.

The number of units of beneficial interest outstanding as of March 31, 2025, was 40,000,000.

HUGOTON ROYALTY TRUST

2024 ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1. BUSINESS

Recent Developments

XTO Energy Inc. has informed the Trustee that it entered into a definitive agreement on March 25, 2025, to divest XTO Energy’s interest in the assets underlying the Trust to Mach Natural Resources LP and its affiliates (“Mach”). Subject to typical due diligence and closing conditions, the transaction is expected to close on April 30, 2025. Upon closing, Mach will assume XTO Energy’s obligations under the Trust indenture and operatorship of applicable properties. See also Note 12 to Financial Statements under Item 8. Financial Statements and Supplementary Data.

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

On June 25, 2010, XTO Energy became a wholly owned subsidiary of Exxon Mobil Corporation ("ExxonMobil").

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

The Trust may not have sufficient cash to meet its obligations during the one-year period after the date that the financial statements are issued, and the Trustee has reviewed and intends to continue to review alternatives to the Trust continuing as a going concern.

All three of the Trust’s conveyances are in excess costs resulting in no net proceeds to the Trust and a reduction in the Trust’s expense reserve, which have resulted in no unitholder distributions since July 2023. These conditions raise substantial doubt about the Trust’s ability to continue as a going concern as the Trust does not have sufficient cash to meet its obligations during the one-year period after the date the financial statements are issued. The Trust’s financial statements do not include any adjustments that might result from the outcome of this uncertainty. Pursuant to the Settlement Agreement, XTO Energy has advanced $500,000 to the Trust (which may be recouped, together with interest from what would otherwise be distributable net profits under any of the three conveyances; provided, however, that such recoupment does not leave the Trust with less than $250,000 of available cash). There are no assurances that even with such advance, the Trust will receive net profits income sufficient to pay its obligations during the one-year period after the date the financial statements are issued. The Trustee has sought sources of financing, but currently believes that financing in an amount sufficient to satisfy the Trust's long-term liquidity needs is unlikely to be a viable option for the Trust moving forward. Nothing in the Trust Indenture obligates the Trustee to pay for the Trust’s expenses if the Trust’s cash reserves were to be completely depleted, and the Trustee currently does not intend to advance funds to the Trust. As a result, the Trustee has reviewed and intends to continue to review options for the Trust, which may include alternatives to the Trust continuing as a going concern such as seeking to terminate the Trust or marketing the Trust’s interests (which are net profits interests burdened by excess costs) for a potential sale. The Trustee has reached out to potential third parties regarding interest in the Trust’s assets, but no interest has resulted from such discussions. As a result, the Trustee believes a potential sale of the Trust’s assets may be unlikely in the near term, however it will continue to consider any and all viable options. Even if a sale of the Trust assets were to occur, there is no assurance that the proceeds would result in funds to distribute to unitholders after all financial obligations of the Trust are met. Any material sale of assets and/or termination of the Trust requires unitholder approval by at least 80 percent of all outstanding units. Once the Trust's cash reserves are depleted (anticipated to occur in the second quarter of 2025), the Trust will likely be unable to continue to make SEC filings, provide reporting to unitholders, or provide audited financial statements or third-party reserve reports. As a result, the unitholders and potential investors may have limited or no information on which to base investment decisions, which could have a negative impact on the market price for the Trust units and could result in removal of Trust units from the OTCQB. If the Trust is unable to continue as a going concern, unitholders could incur significant losses on their investment in the Trust or lose their entire investment in the Trust altogether. For further information see Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

The market price for the Trust units may not reflect the value of the net profits interests held by the Trust.

The public trading price for the Trust units has historically been tied to the recent and expected levels of cash distributions on the Trust units. However, no cash distribution has occurred for 20 months as of the date of this report, March 31, 2025. The amounts available for distribution by the Trust vary in response to numerous factors outside the control of the Trust or XTO Energy, including prevailing prices for oil and natural gas produced from the underlying properties. The market price of the Trust units is not necessarily indicative of the value that the Trust would realize if the net profits interests were sold to a third-party buyer. In addition, such market price is not necessarily reflective of the fact that, since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. There is no guarantee that distributions made to a unitholder over the life of these depleting assets will equal or exceed the purchase price paid by the unitholder or that distributions from the Trust will resume in 2025 or at all.

Current and future oil and natural gas prices fluctuate due to a number of uncontrollable factors, and any decline will adversely affect the net proceeds payable to the Trust and Trust distributions.

The Trust’s monthly cash distributions are highly dependent upon the prices realized from the sale of natural gas and oil. Oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and XTO Energy. Factors that contribute to price fluctuations include instability in oil-producing regions, worldwide economic conditions, weather conditions, trade barriers, tariffs, political instability, public health concerns, the supply of domestic and foreign oil, natural gas and natural gas liquids, consumer demand, the price and availability of alternative fuels, the proximity to, and capacity of, transportation facilities and the effect of worldwide energy conservation measures. Moreover, government regulations, such as regulation of natural gas transportation and price controls, environmental regulations, production restrictions, trade barriers, or tariffs, can affect product prices. Oil and natural gas prices fluctuated widely over the recent past and may vary significantly from period to period. Further, a significant decline in current oil or natural gas prices or lower anticipated long-term prices could have a material adverse effect on the amount of oil and natural gas that is economic to produce, Trust net profits (and therefore cash available for distribution to unitholders) and proved reserves attributable to the Trust’s interests. Adjustments impacting volume or value could also impact the reported natural gas and oil prices. The volatility of energy prices reduces the predictability of future cash distributions to Trust unitholders.

Higher production expense and/or development costs, without concurrent increases in revenue, will directly decrease the net proceeds payable to the Trust. Certain claimed production expenses by XTO Energy may reduce or eliminate distributions to unitholders for extended periods of time.

Production expense and development costs are deducted in the calculation of the Trust’s share of net proceeds. Accordingly, higher or lower production expense and development costs, without concurrent changes in revenue, will directly decrease or increase the amount received by the Trust. If development costs and production expense for underlying properties in a particular state exceed the production proceeds from the properties (as has been the case with respect to the properties underlying all three of the Trust’s conveyances for the 20 months preceding the date of this report), the Trust will not receive net profits income for those properties until future net proceeds from production in that state exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs. Additionally, XTO Energy has advised the Trustee that total budgeted development costs for the underlying properties are approximately $10 million for 2025 which could exceed revenues for the underlying conveyances. See Item 2. Properties.

Government action, policies or regulations designed to discourage production, reduce demand for, or promote alternatives to oil and natural gas could impact the price of oil and natural gas produced on the properties underlying the Trust’s net profits interests, directly as intended or through unintended consequences.

Governments around the world are considering actions intended to reduce greenhouse gas emissions by decreasing both the supply of and the demand for oil and natural gas products or promote alternatives. These include the adoption of cap-and-trade regimes, carbon taxes, trade tariffs, minimum renewable usage requirements, restrictive permitting, increased mileage and other efficiency standards, mandates for sales of electric vehicles, mandates for use of specific fuels or technologies, and other incentives or mandates designed to support transitioning to lower-emission energy sources. Political and other actors and their agents also increasingly seek to advance sustainability objectives indirectly, such as by seeking to reduce the availability or increase the cost of financing and investment in the oil and gas sector. Depending on how policies are formulated and applied, such policies could impact the ability and costs of the operators of the properties underlying the Trust’s net profits interests to supply products, demand for their products, or the competitiveness of hydrocarbon-based products, which in turn, could reduce net proceeds to the Trust. Any policy that increases the costs for operators of the properties underlying the net profits interests or lower market prices could have a material impact on the distributable income of the Trust.

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

On August 27, 2018, the Trust units were delisted from the NYSE and began to be quoted on the OTCQX, which is maintained by the OTC Market Group Inc., under the symbol “HGTXU.” The Trustee received notice from the OTC Markets Group Inc. dated April 16, 2020, notifying the Trustee that the Trust was no longer in compliance with Section 3.2(a) of the Standards for Continued Qualification of the OTCQX Rules for U.S. Companies, in that as of December 31, 2019, the Trust had less than $2 million in net tangible assets, average revenue of less than $6 million over the past three years, and the Trust’s bid price is below $5 per share. The notice stated that if the Trust was unable to cure the deficiency by May 18, 2020, then it would be moved from OTCQX to the OTC Pink market. The Trust transitioned from the OTCQX to the OTCQB on May 19, 2020. Trading on the OTC is often characterized as thin with sporadic fluctuations in price and the availability of buyers or sellers of a security. No assurance can be given that an active trading market for the Trust units will further develop or continue or that the Trust units will continue to be traded on the OTCQB. The Trust units will likely be subject to greater volatility and lower trading volumes than when the Trust units were listed on the New York Stock Exchange. This could depress the trading price of the Trust units and make it more difficult to purchase, dispose of or obtain accurate quotations as to the value of the Trust units. No assurance can be made how such transition may affect the liquidity of the units.

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

The Trust may sell the net profits interests if the holders of 80 percent or more of the outstanding Trust units approve the sale or vote to terminate the Trust. The Trust will terminate if it fails to generate gross proceeds from the underlying properties of at least $1,000,000 per year over any successive two-year period. Sale of all of the net profits interests will terminate the Trust. The net proceeds of any sale must be for cash with the proceeds less administrative costs promptly distributed to the Trust unitholders.

The sale of the remaining net profits interests and the termination of the Trust will be taxable events to the Trust unitholders. Generally, Trust unitholders will realize gain or loss equal to the difference between the amount realized on the sale and termination of the Trust and their adjusted basis in such units. Gain or loss realized by a Trust unitholder who is not a dealer with respect to such units and who has a holding period for the units of more than one year will be treated as long-term capital gain or loss except to the extent of any depletion recapture amount, which must be treated as ordinary income. Other federal and state tax issues concerning the Trust are discussed under Item 2 and Note 7 to the Trust’s financial statements, which are included herein. Trust unitholders should consult their own tax advisor regarding all Trust tax compliance matters.

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

Extensive federal, state and local regulation of the oil and natural gas industry significantly affects operations on the underlying properties. In particular, oil and natural gas development and production are subject to stringent environmental regulations. These regulations have increased the costs of planning, designing, drilling, installing, operating and abandoning oil and natural gas wells and other related facilities, which costs could reduce net proceeds payable to the Trust and Trust distributions. These regulations may become more demanding in the future. These regulations can often be changed by administrative agencies without formal legislation, resulting in additional costs that can impact distributions. See Item 2. Properties – Regulation, and Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations – Greenhouse Gas Emissions and Sustainability Regulations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2024, the Trust did not have any unresolved Securities and Exchange Commission staff comments.

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

The Trustee maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats, which processes are integrated into the Trustee’s overall risk management process. The Trustee maintains robust cybersecurity protocols including, but not limited to, technological capabilities that prevent and detect disruptions; computer workstations and programs protected with passwords and passphrases, as well as employee training throughout the year on financial regulations and cybersecurity followed up by testing of that knowledge. The protocols are based on recognized best practices and standards for cybersecurity and information technology. The Trustee has an annual assessment, performed by a third-party vendor, of the Trustee’s cyber risk management program.

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

ITEM 2. PROPERTIES

The net profits interests are the principal asset of the Trust. The Trustee cannot acquire any other assets, with the exception of certain short-term investments as specified under Item 1. Business. The Trustee may sell or otherwise dispose of all or any part of the net profits interests if approved by a vote of holders of 80 percent or more of the outstanding Trust units, or upon termination of the Trust. Otherwise, the Trust is required to sell up to 1 percent of the value of the net profits interests in any calendar year, pursuant to notice from XTO Energy of its desire to sell the related underlying properties. Any sale must be for cash with 80 percent of the proceeds distributed to the unitholders on the next declared distribution. All the underlying properties are currently owned by XTO Energy. XTO Energy may sell all or any portion of the underlying properties at any time, subject to and burdened by the net profits interests.

The underlying properties are predominantly gas-producing properties with established production histories in the Hugoton area of Oklahoma and Kansas, the Anadarko Basin of Oklahoma and the Green River Basin of Wyoming. The average reserve-to-production index for the underlying properties as of December 31, 2024, is approximately nine years. This index is calculated using total proved reserves and estimated 2025 production for the underlying properties. The projected 2025 production is from proved developed producing reserves as of December 31, 2024. Based on estimated future net cash flows at 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, the future net cash flows from proved reserves of the underlying properties are approximately 30 percent natural gas and 70 percent oil. XTO Energy operates approximately 95 percent of the underlying properties.

Because the underlying properties are working interests, production expense, development costs and overhead are deducted in calculating net profits income. As a result, net profits income is affected by the level of maintenance and development activity on the underlying properties. See Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations. Total 2024 development costs deducted for the underlying properties were $2.1 million, a decrease of $7.4 million from the prior year. XTO Energy has informed the Trustee that total 2025 budgeted development costs for the underlying properties are approximately $10 million. Changes in oil or natural gas prices could impact future development plans on the underlying properties.

Significant Properties

Hugoton Area

Natural gas was discovered in the Hugoton area in 1922. With an estimated five million productive acres covering parts of Texas, Oklahoma and Kansas, the Hugoton area is one of the largest domestic natural gas producing areas. During 2024, daily sales volumes from the underlying properties in the Hugoton area averaged approximately 4,700 Mcf of gas and 30 Bbls of oil.

Most of the production from the underlying properties in the Hugoton area is from the Chase formation. XTO Energy has informed the Trustee that it has begun to develop other formations that underlie the 79,500 net acres held by production by the Chase formation wells, which include the Council Grove, Morrow, Chester and St. Louis formations. These formations are characterized by both oil and gas production from a variety of structural and stratigraphic traps. Prior to 2011, XTO Energy drilled wells to these formations and has informed the Trustee that it plans to continue this development program sometime in the future, subject to potential continuation as operator.

Within this area, XTO Energy did not drill any new wells or perform any workovers in 2024. XTO Energy has informed the Trustee that it does not plan to drill any new wells or perform any workovers during 2025.

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

Effective May 1, 2014, XTO Energy entered into a gas sales and processing contract with DCP Midstream, L.P. to process all gas production from its wells attached to the Timberland Gathering System in Seward County, Kansas and in Texas and Beaver Counties, Oklahoma. XTO Energy has advised the Trustee that the system collects approximately 6,500 Mcf per day, of which the majority of its throughput is from underlying properties. XTO Energy receives 95 percent of the net value for residue gas based upon a price per MMBtu of Panhandle Eastern Pipe Line Company index and 95 percent net for NGLs at Mont Belvieu pricing. Under this contract DCP is entitled to charge a processing fee of $0.26 per Delivery Point MMBtu and a helium processing fee of $0.05 per 97 percent Delivery Point Mcf in addition to other deductions such as for fuel and transportation. Timberland Gathering & Processing Company, Inc. (“Timberland”), an affiliate of XTO Energy, provides gathering from the wellhead to DCP’s gathering system for a fee of $0.75 per Mcf of gas delivered by XTO Energy. In January 2025, this fee was escalated for inflation to approximately $0.98 per Mcf and retroactively applied to the prior two year period as permitted by the Timberland Gas Gathering agreement.

Other Hugoton gas production is sold under a third-party contract that remains in effect for the life of the lease. Under the contract, XTO Energy receives 74.5 percent of the net proceeds received by the buyer from the sale of the residue gas and liquids produced from certain underlying properties. The residue gas net proceeds are based upon the weighted average price of the gas sold by the buyer at its facilities, and the liquids net proceeds are based upon an average daily index sales price, less transportation, processing and storage fees incurred by the buyer. The buyer agrees to use its best efforts to take all of the gas produced, subject to its market requirements. The buyer has been taking all of the gas produced for over ten years.

Anadarko Basin

Oil and gas accumulations were discovered in the Anadarko Basin of western Oklahoma in 1945. XTO Energy is one of the largest producers in the Ringwood, Northwest Okeene and Cheyenne Valley fields of Major County, the Northeast Cedardale field of Woodward County and the Elk City field of Beckham County, the principal producing regions of the underlying properties in the

Anadarko Basin. Daily sales volumes from the underlying properties in the Anadarko Basin averaged approximately 9,900 Mcf of gas and 480 Bbls of oil in 2024.

The fields in the Major County area are characterized by oil and gas production from a variety of structural and stratigraphic traps. Productive zones include the Oswego, Red Fork, Inola, Chester, Manning, Mississippian, Hunton and Arbuckle formations. Within this area, XTO Energy did not drill any new wells or perform any workovers in 2024. XTO Energy has informed the Trustee that it does not plan to drill any new wells or perform any workovers in Major County during 2025.

The fields within Woodward County are characterized primarily by gas production from a variety of structural and stratigraphic traps. Productive zones include the Cottage Grove, Oswego, Chester and Mississippian formations. Within this area, XTO Energy did not drill any wells or perform any workovers in 2024. XTO Energy has informed the Trustee that it does not plan to drill any new wells or perform any workovers in Woodward County during 2025.

The Elk City field on the eastern edge of Beckham County produces oil and gas from a structural anticline with stratigraphic trapping features. Production zones include the Hoxbar, Atoka and Morrow formations. Within this area, XTO Energy did not drill any wells or perform any workovers in 2024. XTO Energy has informed the Trustee that it does not plan to drill any new wells or perform any workovers within the Elk City field during 2025.

XTO Energy’s future development plans for the underlying properties in the Anadarko Basin may include:
1.	mechanical stimulation of existing wells;
2.	installing artificial lift;
3.	opening new producing zones in existing wells;
4.	deepening existing wells to new producing zones; and
5.	future drilling of additional wells.

A gathering subsidiary of XTO Energy operates a 300-mile gathering system and pipeline in the Major County area. The gathering subsidiary and a third-party processor purchase natural gas produced at the wellhead from XTO Energy and other producers in the area under various agreements, most of which were entered into in the 1960’s and 1970’s, and which include life-of-production terms such that the contracts will continue until there is no further production from the underlying properties, unless the production declines so that it is no longer economical to take the gas. The gathering subsidiary and the third-party processor are required to take certain minimum volumes of the gas produced but have been taking all of the volumes produced for over ten years. The gathering subsidiary gathers and transports the gas to a third-party processor, which processes the gas and pays XTO Energy and other producers for at least 50 percent of the liquids processed based upon a weighted average sales price less transportation charges, which price may vary in the event of inadequate markets. After the gas is processed, the gathering subsidiary transports the gas via a residue pipeline to a connection with an interstate pipeline. The gathering subsidiary pays XTO Energy for the residue gas based upon a weighted average price from downstream sales to third parties, which price will vary monthly based upon market conditions. The gathering subsidiary pays this price to XTO Energy less a compression and gathering fee of approximately $0.31 per Mcf of residue gas. This gathering fee was previously approved by the Federal Energy Regulatory Commission when the gathering subsidiary was regulated. As of December 31, 2024, the gathering system was collecting approximately 5,800 Mcf per day, approximately 65 percent of which are operated by XTO Energy. Estimated capacity of the gathering system is 21,000 Mcf per day. The gathering subsidiary also provides contract operating services to properties in Woodward County, collecting approximately 2,050 Mcf per day, for an average fee of approximately $0.53 per Mcf. The fee is subject to an annual price renegotiation under which either party can request that the price provided under the contract be renegotiated. The contract continues on a yearly basis, and it is subject to termination upon written notice prior to its annual renewal or in the event the parties fail to agree upon a pricing renegotiation. XTO Energy also sells gas directly to third parties. The price paid to XTO Energy is based upon the weighted average price of several published indices, which price varies upon market conditions, and includes a deduction for any transportation fees charged by the third party. Neither party has a firm obligation to sell or purchase any specific minimum quantity of gas.

Green River Basin

The Green River Basin is located in southwestern Wyoming. Natural gas was discovered in the Fontenelle field of the Green River Basin in the early 1970’s. The producing reservoirs are the Frontier, Baxter and Dakota sandstones.

Daily 2024 sales volumes from the underlying properties in the Fontenelle field averaged approximately 8,000 Mcf of natural gas and 20 Bbls of oil. XTO Energy did not drill any wells or perform any workovers in the Green River Basin in 2024. XTO Energy has advised the Trustee that it does not plan to drill any new wells or perform any workovers in the Green River Basin during 2025. XTO

Energy has advised the Trustee that it is continuing its efforts to reduce pipeline pressure which has shown potential for increasing production and extending field life in the Fontenelle field.

Potential development activities for the underlying properties in this area include:
1.	installing artificial lift;
2.	restimulating producing intervals utilizing new technology;
3.	additional compression to lower line pressures; and
4	opening new producing zones in existing wells.

XTO Energy markets the gas produced from the Fontenelle field and nearby properties under various marketing arrangements. Under the agreement covering the majority of the gas sold, XTO Energy compresses the gas on the lease, transports it off the lease and compresses the gas again prior to entry into the gas plant pipeline. The pipeline transports the gas to the gas plant, where the gas is processed, then redelivered to XTO Energy. The owner of the gas plant and related pipeline charges XTO Energy for operational fuel and processing and has agreed to accept certain volumes, which amounts can be adjusted by the owner. The owner may be able to cease taking volumes if it has valid unaddressed concerns regarding the creditworthiness of XTO Energy. In 2024, the fuel charge was less than 1 percent of the volumes produced and the fee was approximately $0.15 per MMBtu. These charges are adjusted annually based upon a published governmental economic index, and the contract renews on a year-to-year basis. XTO Energy transports and sells this gas directly to the markets based on a spot sales price on a month-to-month term, and the volumes to be sold are generally determined upon a monthly basis. These contracts may be terminated by either party if there are credit issues with the other party. The gas not sold under the above arrangement may be gathered and sold under a similar arrangement on a month-to-month term where the fee is approximately $0.13 per MMBtu and is adjusted annually. The amount of gas that the gatherer is required to gather is limited to certain maximum volumes, and the gatherer may be able to cease taking volumes if it has valid unaddressed concerns regarding the creditworthiness of XTO Energy. Alternatively, the gas may be sold under a contract where XTO Energy directly sells the gas to a third party on the lease at an adjusted index price, which price varies upon market conditions. The contract continues on a month-to-month basis, and the buyer is obligated to make a good faith effort to purchase a minimum 90 percent of the gas nominated by buyer for purchase. Condensate is sold to an independent third party at market rates on a month-to-month basis. The purchaser accepts all condensate delivered at the lease, but either party may suspend performance of the contract if there are credit issues with the other party.

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

The underlying properties are interests in developed properties located primarily in gas producing regions of Kansas, Oklahoma and Wyoming. The following is a summary of the approximate producing acreage of the underlying properties at December 31, 2024. Undeveloped acreage is not significant.

	Gross	Net
Hugoton Area	194,312	183,337
Anadarko Basin	147,993	116,744
Green River Basin	35,104	26,567
Total	377,409	326,648

The following is a summary of the producing wells on the underlying properties as of December 31, 2024:

	Operated Wells		Non-Operated Wells		Total (a)
	Gross	Net	Gross	Net	Gross	Net
Gas	974.0	876.2	197.0	43.9	1,171.0	920.1
Oil	34.0	31.8	27.0	3.8	61.0	35.6
Total	1,008.0	908.0	224.0	47.7	1,232.0	955.7

(a)
During 2024, 2023, and 2022 there were no exploratory wells drilled on the underlying properties. There were no dry wells drilled in 2024 and 2023 and there was one gross (0.01 net) non-operated dry well drilled in 2022. There were one gross (0.23 net), three gross (1.53 net), and one gross (0.35 net) developmental wells drilled in 2024, 2023, and 2022, respectively. Not included in the total is one gross (0.87 net) non-operated well in progress of drilling at December 31, 2024.

Estimated Proved Reserves and Future Net Cash Flows

The following are proved reserves of the underlying properties, as estimated by independent engineers, and proved reserves and future net cash flows from proved reserves of the net profits interests, based on an allocation of these reserves, at December 31, 2024:

	Underlying Properties		Net Profits Interests
	Proved Reserves (a)		Proved Reserves (a)(b)		Future Net Cash Flows
(in thousands)	Gas	Oil	Gas	Oil	from Proved Reserves (a)(c)
	(Mcf)	(Bbls)	(Mcf)	(Bbls)	Undiscounted	Discounted
Oklahoma	27,457	898	507	16	$1,985	$1,661
Wyoming	462	1	—	—	—	—
Kansas	376	93	76	19	1,261	453
Total	28,295	992	583	35	$3,246	$2,114

(a)
Based on 12-month average oil price of $72.57 per Bbl and $1.84 per Mcf for gas, based on the first-day-of-the-month price for each month in the period.
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

Proved reserves at December 31, 2024, consist of the following:

	Underlying Properties		Net Profits Interests
	Proved Reserves		Proved Reserves
(in thousands)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
Proved developed producing reserves	28,295	992	583	35
Proved undeveloped reserves	—	—	—	—
Proved developed non-producing reserves	—	—	—	—
Total proved reserves	28,295	992	583	35

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

The XTO Energy reserve engineering group reviews reserve estimates with third-party petroleum consultants, Miller and Lents, Ltd., independent petroleum engineers. Miller and Lents, Ltd. estimated oil and gas reserves attributable to the underlying properties as of December 31, 2024. Miller and Lents’ primary technical person responsible for calculating the Trust’s reserves has more than 13 years of experience as a reserve engineer. The estimated reserves for the underlying properties are then used by XTO Energy to calculate the estimated oil and gas reserves attributable to the net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

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

Oil and gas production and average sales prices attributable to the underlying properties and the net profits interests for each of the three years ended December 31 were as follows:

	2024	2023	2022
Production
Underlying Properties
Gas - Sales (Mcf)	8,261,529	9,397,772	9,771,977
Average per day (Mcf)	22,572	25,747	26,773
Oil - Sales (Bbls)	193,204	217,440	245,586
Average per day (Bbls)	528	596	673

Net Profits Interests
Gas - Sales (Mcf)	—	990,526	2,440,780
Average per day (Mcf)	—	2,714	6,687
Oil - Sales (Bbls)	—	11,205	48,829
Average per day (Bbls)	—	31	134

Average Sales Price
Gas (per Mcf)	$2.94	$5.18	$7.08
Oil (per Bbl)	$73.89	$75.88	$83.91

Average Production Cost per BOE	$22.24	$18.36	$16.16

Oil and gas production by conveyance attributable to the underlying properties for each of the three years ended December 31 were as follows:

	Underlying Gas Production (Mcf)
Conveyance	2024	2023	2022
Oklahoma	4,762,295	5,845,567	5,833,016
Wyoming	2,937,620	2,921,925	3,249,822
Kansas	561,614	630,280	689,139
Total	8,261,529	9,397,772	9,771,977

	Underlying Oil Production (Bbls)
Conveyance	2024	2023	2022
Oklahoma	178,951	201,461	181,577
Wyoming	5,574	6,267	7,169
Kansas	8,679	9,712	56,840
Total	193,204	217,440	245,586

Pricing and Sales Information

XTO Energy sells most of its natural gas production directly to third parties, and a portion is sold to certain of XTO Energy’s wholly owned subsidiaries based on a weighted average sales price. The weighted average sales price received from the subsidiary is based upon sales to third parties for the best available price. Oil production is generally marketed at the wellhead to third parties at the best available price. XTO Energy arranges for some of its natural gas to be processed by unaffiliated third parties and markets the natural gas liquids. Some of the natural gas attributable to the underlying properties is marketed under contracts existing at Trust inception. Contracts covering production from the Ringwood area of the Major County area are generally for the life of the lease. The contract with an unaffiliated third party for the majority of production from the Hugoton area is in effect through the life of the lease. If new contracts are entered with unaffiliated third parties, the proceeds from sales under those new contracts will be included in gross proceeds from the underlying properties. If new contracts are entered with any subsidiary of XTO Energy, it may charge XTO Energy a fee that may not exceed 2 percent of the sales price of the oil and natural gas received from unaffiliated parties. The sales price is net of any deductions for transportation from the wellhead to the unaffiliated parties and any gravity or quality adjustments. For further information on these arrangements see “Significant Properties” above.

Regulation

Natural Gas Regulation

The interstate transportation and sale for resale of natural gas is subject to federal regulation, including transportation and storage rates charged, tariffs, and various other matters, by the Federal Energy Regulatory Commission (“FERC”). Federal price controls on wellhead sales of domestic natural gas terminated on January 1, 1993. While natural gas prices are currently unregulated, Congress historically has been active in the area of natural gas regulation. On August 8, 2005, Congress enacted the Energy Policy Act of 2005 (the "Energy Policy Act"). The Energy Policy Act, among other things, amended the Natural Gas Act to prohibit market manipulation by any entity, to direct FERC to facilitate market transparency in the market for sale or transportation of physical natural gas in interstate commerce, and to significantly increase the penalties for violations of the Natural Gas Act, the Natural Gas Policy Act of 1978, or FERC rules, regulations or orders thereunder. FERC has promulgated regulations to implement the Energy Policy Act, including enforcement rules and new annual reporting requirements for certain sellers of natural gas. It is impossible to predict whether new legislation to regulate natural gas might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, such proposals might have on the operations of the underlying properties.

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

Environmental Regulation

Companies engaged in the oil and gas industry are subject to federal, state and local laws regulating the discharge of materials into the environment. Those laws may impact operations of the underlying properties. No material expenses have been incurred on the underlying properties in complying with environmental laws and regulations. XTO Energy does not expect future compliance to have a material impact on the Trust.

There is a focus by local, national and international regulatory bodies on greenhouse gas (“GHG”) emissions and sustainability. Several states have adopted sustainability legislation and regulations, and various other regulatory bodies have announced their intent to regulate GHG emissions or adopt sustainability regulations. XTO Energy is unable to predict the operational and financial impact of potential regulations to operators of the underlying properties, and it is possible that operators of the underlying properties could face increases in operating costs in order to comply with sustainability or GHG emissions legislation, which costs could reduce net proceeds payable to the Trust and Trust distributions.

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

Federal Income Taxes

For federal income tax purposes, the Trust constitutes a fixed investment trust that is taxed as a grantor trust. A grantor trust is not subject to tax at the trust level. The unitholders are considered, for federal income tax purposes, to own the Trust’s income and principal as though no trust were in existence. The income of the Trust is deemed to have been received or accrued by each unitholder at the time such income is received or accrued by the Trust and not when distributed by the Trust. Impairments recorded for book purposes will not result in a loss for tax purposes for the unitholders until the loss is recognized.

Because the Trust is a grantor trust for federal tax purposes, unitholders are taxed directly on their proportionate share of income, deductions and credits of the Trust consistent with each such unitholder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust. The income of the Trust consists primarily of a specified share of the net profits from the sale of oil and natural gas produced from the underlying properties. During 2024, the Trust incurred administration expenses and earned interest income on funds held for distribution and on the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

The net profits interests constitute “economic interests” in oil and gas properties for federal tax purposes. Each unitholder is entitled to amortize the cost of the units through cost depletion over the life of the net profits interests or, if greater, through percentage depletion equal to 15 percent of gross income from such net profits interests, limited to 100 percent of the net income from such net profits interests. Unlike cost depletion, percentage depletion is not limited to a unitholder’s depletable tax basis in the units. Rather, a unitholder is entitled to a percentage depletion deduction as long as the applicable underlying properties generate gross income. Unitholders should compute both percentage depletion and cost depletion from each property and claim the larger amount as a deduction on their income tax returns.

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

State Income Taxes

All revenues from the Trust are from sources within Kansas, Oklahoma or Wyoming. Kansas and Oklahoma each impose a state income tax, which is potentially applicable to income from the net profits interests located in each of those states. Because the Trust distributes all of its net income to unitholders, the Trust is not taxed at the trust level in Kansas or Oklahoma. Oklahoma taxes the income of nonresidents from real property located within the state, and the Trust has been advised by counsel that Oklahoma will tax nonresidents on income from the net profits interests located within the state. Oklahoma also imposes a corporate income tax that may apply to unitholders organized as corporations (subject to certain exceptions for S corporations and limited liability companies, depending on their treatment for federal tax purposes). The Trust will not file an Oklahoma tax return for the 2024 tax year due to the fact that there were no revenues attributable to Oklahoma in that time period.

Kansas also taxes the income of nonresidents from property located within the state. The Trust did not file a Kansas income tax return for the 2015 through 2021 tax years due to the fact that there were no revenues, income, or deductions attributable to properties located in Kansas in that time period. The Trust will not file a Kansas income tax return for the 2024 tax year for the same reason.

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

ITEM 3. LEGAL PROCEEDINGS

As previously disclosed, XTO Energy advised the Trustee that it reached a settlement with the plaintiffs in the Chieftain class action royalty case. Based on the final plan of allocation approved by the court, XTO Energy advised the Trustee that it believes approximately $24.3 million in additional production costs should be allocated to the Trust. On May 2, 2018, the Trustee submitted a demand for arbitration seeking a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Trust’s payments now or in the future as a result of the Chieftain litigation (the "Chieftain Claim").

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR UNITS OF THE TRUST, RELATED UNITHOLDER MATTERS AND TRUST PURCHASES OF UNITS

Units of Beneficial Interest

The units of beneficial interest in the Trust began trading on the New York Stock Exchange on April 9, 1999, under the symbol “HGT.” On August 27, 2018, the Trust units were delisted from the NYSE and began to be quoted on the OTCQX, which is maintained by the OTC Market Group Inc., under the symbol “HGTXU.” The Trust transitioned from the OTCQX to the OTCQB on May 19, 2020. Any quotations on the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

At March 18, 2025, there were 40,000,000 units outstanding and approximately 514 unitholders of record; 39,630,283 of these units were held by depository institutions.

The Trust has no equity compensation plans, nor has it purchased any units during the period covered by this report.

See Item 1. Business for a description of the Trustee’s obligations to make monthly distributions and how the monthly distribution amount is determined under the indenture.

ITEM 6. [RESERVED]

ITEM 7. TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Calculation of Net Profits Income

The following is a summary of the calculation of net profits income received by the Trust:

	Year Ended December 31 (a)		Three Months Ended December 31 (a)
	2024	2023	2024	2023
Sales Volumes
Gas (Mcf) (b)
Underlying properties	8,261,529	9,397,772	2,158,363	2,465,801
Average per day	22,572	25,747	23,460	26,802
Net profits interests	—	990,526	—	—

Oil (Bbls) (b)
Underlying properties	193,204	217,440	52,890	95,885
Average per day	528	596	575	1,042
Net profits interests	—	11,205	—	—

Average Sales Prices
Gas (per Mcf)	$2.94	$5.18	$3.14	$3.37
Oil (per Bbl)	$73.89	$75.88	$71.53	$77.16

Revenues
Gas sales	$24,287,574	$48,663,530	$6,787,830	$8,302,933
Oil sales	14,275,881	16,498,624	3,783,280	7,398,667
Total Revenues	38,563,455	65,162,154	10,571,110	15,701,600

Costs
Taxes, transportation and other	8,075,676	12,224,150	2,172,975	2,573,696
Production expense	22,579,104	19,727,285	5,430,311	5,178,180
Development costs	2,083,111	9,460,301	333,402	205,602
Overhead	12,347,477	13,025,797	2,881,484	3,373,745
Excess costs (c)	(6,166,803)	(3,610,271)	82,371	4,370,377
Total Costs	38,918,565	50,827,262	10,900,543	15,701,600

Other Proceeds	355,110	—	329,433	—

Net Proceeds	—	14,334,892	—	—

Net Profits Percentage	80%	80%	80%	80%

Net Profits Income	$—	$11,467,914	$—	$—

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
(c)
See Note 4 to Financial Statements under Item 8. Financial Statements and Supplementary Data.

Results of Operations

Years Ended December 31, 2024 and 2023

Net profits income for 2024 was $0, as compared with $11,467,914 for 2023. This was primarily the result of lower oil and gas prices ($17.1 million), decreased oil and gas production ($4.1 million), and increased production expenses ($2.3 million), partially offset by decreased development costs ($5.9 million), decreased taxes, transportation and other costs ($3.3 million), net excess costs activity ($2.0 million), decreased overhead ($0.5 million), and increased other proceeds ($0.3 million).

Trust administration expense was $625,314 in 2024 as compared to $1,093,016 in 2023. Cash reserve activity was ($610,312) in 2024 and ($655,952) in 2023. Cash reserve activity for 2024 and 2023 included utilization of $610,312 and $655,952 respectively, for the payment of Trust expenses. Interest income was $15,002 in 2024 and $65,670 in 2023. Changes in interest income are attributable to fluctuations in net profits income, cash reserve and interest rates. Distributable income was $0 or $0.000000 per unit in 2024 and $11,096,520 or $0.277413 per unit in 2023.

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

1.	oil and gas sales volumes;
2.	oil and gas sales prices; and
3.	costs deducted in the calculation of net profits income.

Volumes

Gas. Underlying gas sales volumes decreased 12 percent from 2023 to 2024 primarily because of timing of cash receipts, increased downtime and natural production decline.

Oil. Underlying oil sales volumes decreased 11 percent from 2023 to 2024 primarily because of timing of cash receipts and natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6 to 8 percent a year.

Prices

Gas. The 2024 average gas price was $2.94 per Mcf, down 43 percent from the 2023 average gas price of $5.18 per Mcf. Natural gas prices are affected by the level of North American production, weather, crude oil and natural gas liquids prices, the U.S. economy, storage levels and export levels of liquefied natural gas. Natural gas prices are expected to remain volatile. The average NYMEX price for November 2024 through January 2025 was $3.10 per MMBtu. At March 14, 2025, the average NYMEX gas price for the following 12 months was $4.66 per MMBtu.

Oil. The average oil price for 2024 was $73.89 per Bbl, down 3 percent from the average oil price for 2023 of $75.88 per Bbl. Oil prices are expected to remain volatile. The average NYMEX price for November 2024 through January 2025 was $71.56 per Bbl. At March 14, 2025, the average NYMEX oil price for the following 12 months was $65.20 per Bbl.

Costs

The calculation of net profits income includes deductions for production expense, development costs and overhead since the related underlying properties are working interests.

Taxes, transportation and other. Taxes, transportation and other costs generally fluctuate with changes in total revenues. Taxes, transportation and other costs decreased 34 percent from 2023 to 2024 primarily because of decreased gas production taxes and gas deductions due to lower revenues.

Production expense. Production expense increased 14 percent from 2023 to 2024 primarily because of increased labor costs, the Chieftain settlement, plug and abandonment expenses, and pipeline costs, partially offset by decreased repairs and maintenance, field, measurement, and chemical costs.

Development costs. Development costs decreased 78 percent from 2023 to 2024 primarily because of timing of drilling costs related to non-operated wells in Major County, Oklahoma. Changes in oil or natural gas prices could impact future development plans on the underlying properties.

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

Other Proceeds. The calculation of net profits income for 2024 included $355,110 ($284,088 net to the Trust) from XTO Energy due to interest received on past due payments.

Fourth Quarter 2024 and 2023

Net profits income for fourth quarter 2024 was $0 as compared with $0 for fourth quarter 2023. This was primarily the result of decreased oil and gas production ($3.2 million), lower oil and gas prices ($0.9 million), increased production expenses ($0.2 million), and increased development costs ($0.1 million), partially offset by net excess costs activity ($3.4 million), decreased overhead ($0.4 million), decreased taxes, transportation and other costs ($0.3 million), and increased other proceeds ($0.3 million).

After adding interest income of $3,782, deducting administration expense of $111,513 and utilizing $107,731 of the cash reserve for the payment of Trust expenses, distributable income for fourth quarter 2024 was $0 or $0.000000 per unit. Distributable income for fourth quarter 2023 was $0 or $0.000000 per unit.

Distributions to unitholders for the quarter ended December 31, 2024, were:

Record Date	Payment Date	Per Unit
October 31, 2024	November 15, 2024	$0.000000
November 29, 2024	December 13, 2024	0.000000
December 31, 2024	January 15, 2025	0.000000
		$0.000000

Volumes

Fourth quarter underlying gas sales volumes decreased 12 percent primarily because of timing of sales from new wells in Major County, Oklahoma, timing of cash receipts and natural production decline. Underlying oil sales volumes decreased 45 percent primarily because of timing of sales from new wells in Major County, Oklahoma, and natural production decline.

Prices

The average fourth quarter 2024 gas price was $3.14 per Mcf, down 7 percent from the fourth quarter 2023 average price of $3.37 per Mcf. The average fourth quarter 2024 oil price was $71.53 per Bbl, down 7 percent from the fourth quarter 2023 average price of $77.16 per Bbl. For further information about product prices, see “Years Ended December 31, 2024 and 2023 – Prices” above.

Costs

Taxes, transportation and other. Taxes, transportation and other costs decreased 16 percent for the fourth quarter primarily because of decreased production taxes due to lower oil and gas revenues.

Production expense. Fourth quarter production expense increased 5 percent primarily because of increased repairs and maintenance expenses, plug and abandonment expenses, and pipeline costs, partially offset by decreased labor, field, miscellaneous non-operated, salt water disposal, processing and treating, and chemical costs.

Development costs. Development costs increased 62 percent for the fourth quarter primarily because of timing of drilling costs related to non-operated wells in Major County, Oklahoma.

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

Other Proceeds. The calculation of net profits income for the fourth quarter included $329,433 ($263,546 net to the Trust) from XTO Energy due to interest received on past due payments.

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

The Trustee has prepared a preliminary budget estimating the administrative expenses for the year ending December 31, 2025, and the three months ending March 31, 2026, which assumes no cash inflow from either net profits income or from other sources other than the $500,000 advance distribution received in second quarter 2024 from the Settlement Agreement with XTO Energy. Based on the preliminary budget, the Trust’s cash reserves will be depleted during the one-year period after the dates that the financial statements are issued. The Trustee anticipates that the Trust's cash reserves will be depleted in the second quarter of 2025, after which the Trust will likely be unable to continue to make SEC filings, provide reporting to unitholders or provide audited financial statements or third-party reserve reports. To help control costs, the Trustee has reviewed all administrative functions and has attempted to reduce or eliminate costs for functions other than those required to comply with SEC regulations or the Trust Indenture; however, there can be no assurance that there will be sufficient funds available to continue such functions in the future. To further reduce administrative costs to the Trust, the Trustee has deferred payment of its monthly fee of approximately $7,300 since April 2024. Nothing in the Trust Indenture obligates the Trustee to pay for the Trust's expenses if the Trust's expense reserve were to be completely depleted, and the Trustee currently does not intend to advance funds to the Trust.

As previously disclosed, the Trustee has reviewed and may in the future review financing as an option to pay Trust obligations during the one-year period after the date the financial statements are issued; however, there can be no assurance that financing will be available on acceptable terms or at all. If financing became available to the Trust, it would have to be repaid, together with interest, and the Trust’s expense reserve would have to be replenished prior to any distributions to unitholders. The Trustee has sought sources of financing, but currently believes that financing in an amount sufficient to satisfy the Trust's long term liquidity needs is unlikely to be a viable option for the Trust moving forward. As a result, the Trustee has reviewed and intends to continue to review options for the Trust which may include alternatives to continuing as a going concern such as seeking to terminate the Trust or marketing the Trust's interest

(which are net profits interests burdened by excess costs) for a potential sale. The Trustee has reached out to potential third parties regarding interest in the Trust's assets but no interest has resulted from such discussions. As a result, the Trustee believes a potential sale of the Trust's assets may be unlikely in the near term, however it will continue to consider any and all viable options. Even if a sale of the Trust assets was to occur, there is no assurance that the proceeds would result in funds to distribute to unitholders after all financial obligations of the Trust are met. Any material sale of assets and/or termination of the Trust requires unitholder approval by at least 80 percent of all outstanding units.

On July 9, 2020, the Trustee notified XTO Energy of the Trustee’s claim to indemnification to the Trust Estate for all liability, expense, claims, damages or loss incurred by the Trustee in connection with the administration of the Trust. The Trustee stated it anticipates seeking reimbursement from XTO Energy upon depletion of the Trust’s cash reserve. XTO Energy responded that any indemnity claim to XTO Energy is premature before the Trust Estate is exhausted. XTO Energy's position remains unchanged. XTO Energy has informed the Trustee that it currently has no intention of providing any additional financing or extending any credit to the Trustee or the Trust Estate beyond the outstanding one-time advance distribution that can be withheld by XTO Energy from future net proceeds (Note 5).

The Trust’s financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Greenhouse Gas Emissions and Sustainability Regulations

There is an increased focus by local, national and international regulatory bodies on greenhouse gas (“GHG”) emissions and sustainability. A number of nations and U.S. states have adopted or are considering some form of sustainability legislation and regulations, including carbon taxes, cap-and-trade policies and bans on drilling in certain areas or in certain ways. XTO Energy has informed the Trustee that it continues to anticipate that sustainability policies will increase the cost of carbon dioxide emissions over time. XTO Energy is unable to predict the operational and financial impact of potential regulations to operators of the underlying properties, and it is possible that the operators of the underlying properties could face increases in operating costs in order to comply with sustainability or GHG emissions legislation, which costs could reduce or eliminate net proceeds payable to the Trust and Trust distributions.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet financing arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

Related Party Transactions

XTO Energy operates approximately 95 percent of the underlying properties. In computing net proceeds, XTO Energy deducts an overhead charge for reimbursement of administrative expenses on the underlying properties it operates. As of December 31, 2024, the monthly overhead charge, based on the number of operated wells, was approximately $888,000 ($710,000 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index as defined in the Trust Indenture.

Certain of XTO Energy’s wholly owned subsidiaries purchase natural gas and provide services for the properties operated by XTO Energy. In the Hugoton area, Timberland provides gathering from the wellhead to DCP’s gathering system for approximately $0.75 per Mcf and an ExxonMobil affiliate purchases NGLs for a price based upon third-party sales. In January 2025, this Timberland gathering fee was escalated for inflation to approximately $0.98 per Mcf and retroactively applied to the prior two year period as permitted by the Timberland Gas Gathering agreement. A portion of the gas production in Major County, Oklahoma is sold to Ringwood Gathering Company (“RGC”) for a price based upon third-party sales. RGC retains approximately $0.31 per Mcf as a compression and gathering fee. For further information regarding natural gas sales from the underlying properties to affiliates of XTO Energy, see “Significant Properties,” under Item 2. Properties.

Total gas sales from the underlying properties to XTO Energy’s wholly owned subsidiaries were $1.8 million in 2024, or 7 percent of total gas sales, and $4.1 million in 2023, or 8 percent of total gas sales.

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

The standardized measure of discounted future net cash flows and changes in such cash flows, as reported in Note 10 to Financial Statements under Item 8. Financial Statements and Supplementary Data, is prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission. Such assumptions include using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, and year end costs for estimated future development and production expenditures, including recovery of cumulative excess costs remaining at year end. Discounted future net cash flows are calculated using a 10 percent rate. Changes in any of these assumptions, including consideration of other factors, could have a significant impact on the standardized measure. Accordingly, the standardized measure does not represent XTO Energy’s or the Trustee’s estimated current market value of proved reserves.

Forward-Looking Statements

Certain information included in this annual report and other materials filed, or to be filed, by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the Trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, excess costs, reserve-to-production ratios, future production, development activities and associated operating expenses, future development plans by area, increased density drilling, maintenance projects, development, production, regulatory and other costs, oil and gas prices and expectations for future demand, the impact of inflation and economic downturns on economic activity, government policy and its impact on oil and gas prices and future demand, the development and competitiveness of alternative energy sources, pricing differentials, proved reserves, future net cash flows, production levels, expense reserve budgets, availability of financing, arbitration, litigation, liquidity, financing, political and regulatory matters, such as tax and environmental policy, climate policy, trade barriers, tariffs, sanctions, competition, war and other political or security disturbances. Such forward-looking statements are based on XTO Energy’s and the Trustee’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “may,” “expects,” “intends,” “plans,” “projects,” “anticipates,” “predicts,” “believes,” “goals,” “estimates,” “should,” “could,” “would,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual financial and operational results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. Some of the risk factors that could cause actual results to differ materially are explained in Item 1A. Risk Factors.

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

Report of Independent Registered Public Accounting Firm

To the Unitholders of Hugoton Royalty Trust and Argent Trust Company, as Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of Hugoton Royalty Trust (the “Trust”) as of December 31, 2024 and 2023, and the related statements of distributable income and of changes in trust corpus for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of December 31, 2024 and 2023, and its distributable income and its changes in trust corpus for the years then ended in conformity with the modified cash basis of accounting described in Note 2.

Substantial Doubt about the Trust’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As discussed in Note 2 to the financial statements, accumulated excess costs have resulted in insufficient net proceeds to the Trust and a reduction in the Trust’s expense reserve that raise substantial doubt about its ability to continue as a going concern. The Trustee’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 31, 2025

We have served as the Trust’s auditor since 2011.

HUGOTON ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31
	2024	2023
Assets
Cash and short-term investments	$233,736	$344,048
Interest to be received	—	—
Net profits interests in oil and gas properties - net (Notes 1 and 2)	—	—
	$233,736	$344,048

Liabilities and Trust Corpus
Distribution payable to unitholders	$—	$—
Expense reserve (a)(b)	233,736	344,048
Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	—	—
	$233,736	$344,048

(a)
The expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income.
(b)
Expense reserve partially replenished by one-time advance distribution of $500,000 from XTO Energy that was part of the Settlement Agreement between the Trust and XTO Energy. See Note 5 to Financial Statements.

STATEMENTS OF DISTRIBUTABLE INCOME

	Year Ended December 31
	2024	2023
Net profits income	$—	$11,467,914
Interest income	15,002	65,670
Total income	15,002	11,533,584
Administration expense	625,314	1,093,016
Cash reserves withheld (used) for Trust expenses	(610,312)	(655,952)
Distributable income	$—	$11,096,520
Distributable income per unit (40,000,000 units)	$0.000000	$0.277413

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year Ended December 31
	2024	2023
Trust corpus, beginning of year	$—	$—
Distributable income	—	11,096,520
Distributions declared	—	(11,096,520)
Trust corpus, end of year	$—	$—

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
2.

the Trust may dispose of all or part of the net profits interests if approved by a vote of holders of 80 percent or more of the outstanding Trust units, or upon Trust termination. Otherwise, the Trust is required to sell up to 1 percent of the value of the net profits interests in any calendar year, pursuant to notice from XTO Energy of its desire to sell the related underlying properties. Any sale must be for cash with 80 percent of the proceeds distributed to the unitholders on the next declared distribution;

3.	the Trustee may establish a cash reserve for payment of any liability that is contingent or not currently payable;
4.	the Trustee may borrow funds to pay Trust liabilities if repaid in full prior to further distributions to unitholders;
5.	the Trustee will make monthly cash distributions to unitholders (Note 3); and
6.	the Trust will terminate upon the first occurrence of:
	a)	disposition of all net profits interests pursuant to terms of the Trust indenture,
	b)	gross proceeds from the underlying properties falling below $1 million per year for two successive years, or
	c)	a vote of holders of 80 percent or more of the outstanding Trust units to terminate the Trust in accordance with provisions of the Trust indenture.

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

The Trustee has prepared a preliminary budget estimating the administrative expenses for the year ending December 31, 2025, and the three months ending March 31, 2026, which assumes no cash inflow from either net profits income or from other sources other than the $500,000 advance distribution received in second quarter 2024 from the Settlement Agreement with XTO Energy. Based on the preliminary budget, the Trust’s cash reserves will be depleted during the one-year period after the dates that the financial statements are issued. The Trustee anticipates that the Trust's cash reserves will be depleted in the second quarter of 2025, after which the Trust will likely be unable to continue to make SEC filings, provide reporting to unitholders or provide audited financial statements or third-party reserve reports. To help control costs, the Trustee has reviewed all administrative functions and has attempted to reduce or eliminate costs for functions other than those required to comply with SEC regulations or the Trust Indenture; however, there can be no assurance that there will be sufficient funds available to continue such functions in the future. To further reduce administrative costs to the Trust, the Trustee has deferred payment of its monthly fee of approximately $7,300 since April 2024. Nothing in the Trust Indenture obligates the Trustee to pay for the Trust's expenses if the Trust's expense reserve were to be completely depleted, and the Trustee currently does not intend to advance funds to the Trust.

As previously disclosed, the Trustee has reviewed and may in the future review financing as an option to pay Trust obligations during the one-year period after the date the financial statements are issued; however, there can be no assurance that financing will be available on acceptable terms or at all. If financing became available to the Trust, it would have to be repaid, together with interest, and the Trust’s expense reserve would have to be replenished prior to any distributions to unitholders. The Trustee has sought sources of financing, but currently believes that financing in an amount sufficient to satisfy the Trust's long term liquidity needs is unlikely to be a viable option for the Trust moving forward. As a result, the Trustee has reviewed and intends to continue to review options for the Trust which may include alternatives to continuing as a going concern such as seeking to terminate the Trust or marketing the Trust's interest (which are net profits interests burdened by excess costs) for a potential sale. The Trustee has reached out to potential third parties regarding interest in the Trust's assets but no interest has resulted from such discussions. As a result, the Trustee believes a potential sale of the Trust's assets may be unlikely in the near term, however it will continue to consider any and all viable options. Even if a sale of the Trust assets was to occur, there is no assurance that the proceeds would result in funds to distribute to unitholders after all financial obligations of the Trust are met. Any material sale of assets and/or termination of the Trust requires unitholder approval by at least 80 percent of all outstanding units.

On July 9, 2020, the Trustee notified XTO Energy of the Trustee’s claim to indemnification to the Trust Estate for all liability, expense, claims, damages or loss incurred by the Trustee in connection with the administration of the Trust. The Trustee stated it anticipates seeking reimbursement from XTO Energy upon depletion of the Trust’s cash reserve. XTO Energy responded that any indemnity claim to XTO Energy is premature before the Trust Estate is exhausted. XTO Energy's position remains unchanged. XTO Energy has informed the Trustee that it currently has no intention of providing any additional financing or extending any credit to the Trustee or the Trust Estate beyond the outstanding one-time advance distribution that can be withheld by XTO Energy from future net proceeds (Note 5).

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

The following summarizes excess costs activity, cumulative excess costs balance and accrued interest to be recovered by conveyance as calculated by XTO Energy:

	Underlying
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/23	$497,677	$1,394,986	$1,718,791	$3,611,454
Net excess costs (recovery) for the quarter ended 3/31/24	492,120	(528,804)	376,393	339,709
Net excess costs (recovery) for the quarter ended 6/30/24	264,416	968,719	2,345,327	3,578,462
Net excess costs (recovery) for the quarter ended 9/30/24	80,267	668,249	1,582,487	2,331,003
Net excess costs (recovery) for the quarter ended 12/31/24	(71,309)	(1,409,259)	1,398,197	(82,371)
Cumulative excess costs remaining at 12/31/24	1,263,171	1,093,891	7,421,195	9,778,257
Accrued interest at 12/31/24	113,681	383,410	377,443	874,534
Total remaining to be recovered at 12/31/24	$1,376,852	$1,477,301	$7,798,638	$10,652,791

	NPI
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/23	$398,141	$1,115,989	$1,375,032	$2,889,162
Net excess costs (recovery) for the quarter ended 3/31/24	393,697	(423,043)	301,114	271,768
Net excess costs (recovery) for the quarter ended 6/30/24	211,533	774,975	1,876,261	2,862,769
Net excess costs (recovery) for the quarter ended 9/30/24	64,213	534,599	1,265,990	1,864,802
Net excess costs (recovery) for the quarter ended 12/31/24	(57,047)	(1,127,407)	1,118,558	(65,896)
Cumulative excess costs remaining at 12/31/24	1,010,537	875,113	5,936,955	7,822,605
Accrued interest at 12/31/24	90,945	306,728	301,955	699,628
Total remaining to be recovered at 12/31/24	$1,101,482	$1,181,841	$6,238,910	$8,522,233

For the year ended December 31, 2024, excess costs on properties underlying the Kansas net profits interests increased by $765,494 ($612,396 net to the Trust). This includes excess cost recoveries of $71,309 ($57,047 net to the Trust) for the quarter ended December 31, 2024.

For the year ended December 31, 2024, recoveries of excess costs were $301,095 ($240,876 net to the Trust) on properties underlying the Oklahoma net profits interests. This includes excess cost recoveries of $1,409,259 ($1,127,407 net to the Trust) for the quarter ended December 31, 2024.

For the year ended December 31, 2024, excess costs on properties underlying the Wyoming net profits interests increased by $5,702,404 ($4,561,923 net to the Trust). This includes excess costs of $1,398,197 ($1,118,558 net to the Trust) for the quarter ended December 31, 2024.

Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of December 31, 2024, totaled $10.7 million ($8.5 million net to the Trust), including accrued interest of $0.9 million ($0.7 million net to the Trust).

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

NPI
Total
Advance Distribution at 12/31/24	$500,000
Accrued interest at 12/31/24	17,592
Total remaining to be recovered at 12/31/24	$517,592

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

7. Income Taxes

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

All revenues from the Trust are from sources within Kansas, Oklahoma or Wyoming. Because the Trust distributes all of its net income to unitholders, the Trust has not been taxed at the trust level in Kansas or Oklahoma. While the Trust has not owed tax, the Trustee is generally required to file Kansas and Oklahoma income tax returns reflecting the income and deductions of the Trust attributable to properties located in each state, along with a schedule that includes information regarding distributions to unitholders. The Trust will not file an Oklahoma tax return for the 2024 tax year due to the fact that there were no revenues attributable to Oklahoma in that time period. The Trust did not file a Kansas income tax return for the 2015 through 2021 tax years due to the fact that there were no revenues, income, or deductions attributable to properties located in Kansas in that time period. The Trust will not file a Kansas income tax return for the 2024 tax year for the same reason.

Wyoming does not impose a state income tax.

Pursuant to a Settlement Agreement with XTO Energy, the Trust will be required to bear a portion of the settlement costs arising from the Chieftain royalty class action settlement. For information on contingencies, including the Chieftain class action, see Note 9 to Financial Statements. In arbitration between the Trustee and XTO Energy, the panel determined that the Trust is responsible for a portion of the Chieftain royalty class action settlement costs. For unitholders, the portion of legal settlement costs for which the Trust is responsible was reflected through a reduction in net profits income received from the Trust and thus will be reflected in a reduction in the gross royalty income reported by and taxable to the unitholders.

Unitholders should consult their own tax advisor regarding income tax requirements, if any, applicable to such person’s ownership of Trust units.

8. Related Party Transactions

XTO Energy operates approximately 95 percent of the underlying properties. In computing net proceeds, XTO Energy deducts an overhead charge for reimbursement of administrative expenses on the underlying properties it operates. As of December 31, 2024, the monthly overhead charge, based on the number of operated wells, was approximately $888,000 ($710,000 net to the Trust) and is subject to annual adjustment based on an oil and gas industry index as defined in the Trust Indenture.

Certain of XTO Energy’s wholly owned subsidiaries purchase natural gas and provide services for the properties operated by XTO Energy. In the Hugoton area, Timberland provides gathering from the wellhead to DCP’s gathering system for approximately $0.75 per Mcf and an ExxonMobil affiliate purchases NGLs for a price based upon third-party sales. In January 2025, this Timberland gathering fee was escalated for inflation to approximately $0.98 per Mcf and retroactively applied to the prior two year period as permitted by the Timberland Gas Gathering agreement. A portion of the gas production in Major County, Oklahoma is sold to Ringwood Gathering Company (“RGC”) for a price based upon third-party sales. RGC retains approximately $0.31 per Mcf as a compression and gathering fee.

Total gas sales from the underlying properties to XTO Energy’s wholly owned subsidiaries were $1.8 million in 2024, or 7 percent of total gas sales, and $4.1 million in 2023, or 8 percent of total gas sales.

On June 25, 2010, XTO Energy became a wholly owned subsidiary of Exxon Mobil Corporation.

9. Contingencies

Litigation

Royalty Class Action and Arbitration

As previously disclosed, XTO Energy advised the Trustee that it reached a settlement with the plaintiffs in the Chieftain class action royalty case. Based on the final plan of allocation approved by the court, XTO Energy advised the Trustee that it believes approximately $24.3 million in additional production costs should be allocated to the Trust. On May 2, 2018, the Trustee submitted a demand for arbitration seeking a declaratory judgment that the Chieftain settlement is not a production cost and that XTO Energy is prohibited from charging the settlement as a production cost under the conveyance or otherwise reducing the Trust’s payments now or in the future as a result of the Chieftain litigation (the "Chieftain Claim").

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

The average realized gas prices used to determine the standardized measure were $1.84 per Mcf in 2024, and $2.59 per Mcf in 2023. Oil prices used to determine the standardized measure were based on average realized oil prices of $72.57 per Bbl in 2024, and $75.88 per Bbl in 2023.

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

Proved Reserves

(in thousands)	Underlying Properties		Net Profits Interests
	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
Balance, December 31, 2022	129,847	1,676	44,746	632
Extensions, additions and discoveries	471	130	202	56
Revisions of prior estimates	(41,898)	(155)	(36,629)	(506)
Production - sales volumes	(9,398)	(217)	(990)	(11)
Sales in place	—	—	—	—
Balance, December 31, 2023	79,022	1,434	7,329	171
Extensions, additions and discoveries	822	89	259	28
Revisions of prior estimates	(43,287)	(338)	(7,005)	(164)
Production - sales volumes	(8,262)	(193)	—	—
Sales in place	—	—	—	—
Balance, December 31, 2024	28,295	992	583	35

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

Proved Developed Reserves

(in thousands)	Underlying Properties		Net Profits Interests
	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
December 31, 2023	79,022	1,434	7,329	171
December 31, 2024	28,295	992	583	35

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)	December 31
	2024	2023
Underlying Properties
Future cash inflows	$123,976	$313,585
Future costs:
Production	119,918	279,766
Development	—	—
Future net cash flows	4,058	33,819
10% discount factor	1,415	10,055
Standardized measure	$2,643	$23,764

Net Profits Interests
Future cash inflows	$3,642	$29,140
Future production taxes	396	2,084
Future net cash flows	3,246	27,056
10% discount factor	1,132	8,044
Standardized measure	$2,114	$19,012

Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

(in thousands)	2024	2023
Underlying Properties
Standardized measure, January 1	$23,764	$194,557
Revisions:
Prices and costs	(43,642)	(174,761)
Quantity estimates	20,311	5,954
Accretion of discount	2,068	17,501
Future development costs	(2,083)	(9,460)
Production rates and other	25	18
Net revisions	(23,321)	(160,748)
Extensions, additions and discoveries	2,200	4,290
Production	(2,083)	(23,795)
Development costs	2,083	9,460
Sales in place	—	—
Net change	(21,121)	(170,793)
Standardized measure, December 31	$2,643	$23,764

Net Profits Interests
Standardized measure, January 1	$19,012	$155,646
Extensions, additions and discoveries	1,760	3,432
Accretion of discount	1,654	14,001
Revisions of prior estimates, changes in price and other	(20,312)	(142,599)
Sales in place	—	—
Net profits income	—	(11,468)
Standardized measure, December 31	$2,114	$19,012

11. Quarterly Financial Data (Unaudited)

The following is a summary of net profits income, distributable income and distributable income per unit by quarter for 2024 and 2023:

	Net Profits	Distributable	Distributable
	Income	Income	Income per Unit
2024
First Quarter	$—	$—	$0.000000
Second Quarter	—	—	0.000000
Third Quarter	—	—	0.000000
Fourth Quarter	—	—	0.000000
	$—	$—	$0.000000
2023
First Quarter	$10,459,753	$10,175,760	$0.254394
Second Quarter	1,008,161	920,760	0.023019
Third Quarter	—	—	0.000000
Fourth Quarter	—	—	0.000000
	$11,467,914	$11,096,520	$0.277413

12. Subsequent Events

XTO Energy Inc. (“XTO Energy”) has informed the Trustee that it entered into a definitive agreement on March 25, 2025, to divest XTO Energy’s interest in the assets underlying the Trust to Mach Natural Resources LP and its affiliates (“Mach”). Subject to typical due diligence and closing conditions, the transaction is expected to close on April 30, 2025. Upon closing, Mach will assume XTO Energy’s obligations under the Trust indenture and operatorship of applicable properties.

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

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control— Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The Trust has no directors or officers, and as a result, no such persons adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the most recent fiscal quarter.

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

(b)

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires that directors, officers, and beneficial owners of more than 10 percent of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. To the Trustee’s knowledge, based solely on the information furnished to the Trustee, the Trustee is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the Trust units of beneficial interest during and for the year ended December 31, 2024.

(c)

Code of Ethics. Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee, Argent Trust Company, must comply with the company’s code of ethics which may be found at www.argentfinancial.com.

(d)

Insider Trading Policy. Because the Trust does not have officers, directors, or employees, it has not adopted insider trading policies and procedures governing the purchase, sale and/or disposition of Trust securities by such persons.

ITEM 11. EXECUTIVE COMPENSATION

(a)

Compensation Committee Interlocks and Insider Participation/Compensation Committee Report. The Trust has no officers or directors and is administered by a trustee. The Trust does not have a compensation committee or maintain any equity compensation plans and there are no units reserved for issuance under any such plans.

(b)	Compensation of the Trustee. The Trustee calculated the following annual compensation for the fiscal years ended December 31, 2024 and 2023, as specified in the Trust indenture:

	2024	2023
Argent Trust Company, Trustee (1)	$21,064	$82,265

(1)
Under the Trust indenture, the trustee is entitled to an annual administrative fee, paid in equal monthly installments. Such fee can be adjusted annually based on an oil and gas industry index. Upon termination of the Trust, the trustee is entitled to a termination fee of $15,000. The Trustee has deferred payment of its monthly fee of approximately $7,400 since April 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

(a)	Equity Compensation Plans and Trust Repurchases. The Trust has no equity compensation plans. The Trust has not repurchased any units during the fourth quarter of fiscal 2024.
(b)

Security Ownership of Certain Beneficial Owners. Based on the Trustee’s review of information filed with the SEC as of March 19, 2025, the following table sets forth information with respect to each person known to the Trustee to beneficially own more than 5 percent of the outstanding units.

Name and Address	Amount and Nature of Beneficial Ownership		Percent of Class
Christopher John Heck	6,220,500	(1)	15.56%
2100 E. 377
Granbury, TX 76049

(2)
Pursuant to a Schedule 13G/A filed January 19, 2024, Christopher John Heck reported as of December 31, 2023, he beneficially owned 6,220,500 units, of which he had sole voting and dispositive power with respect to 6,215,500 units and shared voting and dispositive power with respect to 5,000 units.

(c)	Security Ownership of Management. The Trust has no directors or executive officers. Argent Trust Company, the Trustee, held as of March 10, 2025, no units in any fiduciary capacity.

(d)	Changes in Control. The Trustee knows of no arrangements which may subsequently result in a change in control of the Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

XTO Energy sells a portion of natural gas production from the underlying properties to certain of its wholly owned subsidiaries under contracts in existence when the Trust was created, generally at amounts approximating monthly published prices. For further information, see Item 2. Properties.

In computing net profits income paid to the Trust for the net profits interests, XTO Energy deducts an overhead charge for reimbursement of administrative expenses of operating the underlying properties. For further information, see Note 8 to Financial Statements under Item 8. Financial Statements and Supplementary Data.

As of March 10, 2025, XTO Energy did not own any units.

See Item 11. Executive Compensation, for the remuneration received by the Trustee for the fiscal years ended December 31, 2023, through December 31, 2024.

As noted in Item 10. Directors, Executive Officers and Corporate Governance, the Trust has no directors, executive officers, audit committee, audit committee financial expert, compensation committee or nominating committee. The Trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2024 and 2023 are:

	2024	2023
Audit fees-PwC	$226,000	$220,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$226,000	$220,000

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
Report of Independent Registered Public Accounting Firm
Statements of Assets, Liabilities and Trust Corpus at December 31, 2024 and 2023
Statements of Distributable Income for the years ended December 31, 2024 and 2023
Statements of Changes in Trust Corpus for the years ended December 31, 2024 and 2023
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

(10.1)	June 18, 2024 Settlement Agreement on Form 8-K filed with the Securities and Exchange Commission on June 21, 2024, is incorporated herein by reference.
(23)	Consent of Miller and Lents, Ltd.
(31)	Rule 13a-14(a)/15d-14(a) Certification
(32)	Section 1350 Certification
(97)	Hugoton Royalty Trust Executive Officer Compensation Recovery Policy is incorporated herein by reference.
(99.1)	Miller and Lents, Ltd. Report

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

HUGOTON ROYALTY TRUST
By	ARGENT TRUST COMPANY, TRUSTEE

By	/s/ NANCY WILLIS
Nancy Willis
Director of Royalty Trust Services

EXXON MOBIL CORPORATION

Date: March 31, 2025	By	/s/ KRISTY WALKER
Kristy Walker
Unconventional Finance General Manager

(The Trust has no directors or executive officers.)