Form 10-Q
period 2025-03-31
HUGOTON ROYALTY TRUST
filed 2025-07-28
CIK 862022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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
(Former name, former address and former fiscal year, if change since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units of Beneficial Interest	HGTXU	OTC Pink

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of July 28, 2025

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

HUGOTON ROYALTY TRUST

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Unless specified otherwise, all amounts included herein are presented in U.S. dollars. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Hugoton Royalty Trust at March 31, 2025, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2025 and 2024, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS

Cash and short-term investments	$105,658	$233,736

Net profits interests in oil and gas properties - net (Note 1)	—	—

	$105,658	$233,736

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$—	$—

Expense reserve (a)(b)	105,658	233,736

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	—	—

	$105,658	$233,736

(a)
The expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income.
(b)
Expense reserve partially replenished by advance distribution of $500,000 from XTO Energy that was part of the Settlement Agreement between the Trust and XTO Energy. See Note 5 to Condensed Financial Statements.

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended March 31
	2025	2024
Net profits income	$—	$—

Interest income	2,407	4,678

Total income	2,407	4,678

Administration expense	130,485	228,423

Cash reserves used for Trust expenses	(128,078)	(223,745)

Distributable income	$—	$—

Distributable income per unit (40,000,000 units)	$0.000000	$0.000000

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

Three Months Ended March 31
	2025	2024
Trust corpus, beginning of period	$—	$—

Distributable income	—	—

Distributions declared	—	—

Trust corpus, end of period	$—	$—

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

Accumulated excess costs for the Kansas, Oklahoma and Wyoming conveyances have resulted in insufficient net proceeds to the Trust which have resulted in no unitholder distributions since July 2023, and a reduction in the Trust’s expense reserve. These conditions raise substantial doubt about the Trust’s ability to continue as a going concern as the Trust does not have sufficient cash to meet its obligations during the one-year period after the dates that the financial statements are issued. Factors attributable to the cash shortage are primarily the previously disclosed development costs to drill four non-operated wells in Major County, Oklahoma, lower oil and natural gas prices, and excess cost positions on the Kansas, Oklahoma and Wyoming conveyances including accumulated interest. However, substantial doubt about the Trust’s ability to continue as a going concern exists.

The Trustee has prepared a preliminary budget estimating the administrative expenses for the year ending December 31, 2025, and through July 31, 2026 which assumes no cash inflow from either net profits income or from other sources other than the $500,000 advance distribution received in second quarter 2024 from the Settlement Agreement with XTO Energy and the $500,000 second advance distribution from XTO Energy received subsequent to the end of the first quarter 2025, as described in Note 7 to Condensed Financial Statements. Based on the preliminary budget, the Trust’s cash reserves may be depleted during the one-year period after the dates that the financial statements are issued. Once the Trust's cash reserves are depleted the Trust will likely be unable to continue to make SEC filings, provide reporting to unitholders or provide audited financial statements or third-party reserve reports. To help control costs, the Trustee has reviewed all administrative functions and has attempted to reduce or eliminate costs for functions other than those required to comply with SEC regulations or the Trust Indenture; however, there can be no assurance that there will be sufficient funds available to continue such functions in the future. To further reduce administrative costs to the Trust, the Trustee has deferred payment of its monthly fee of approximately $7,300 since April 2024. Nothing in the Trust Indenture obligates the Trustee to pay for the Trust's expenses if the Trust's expense reserve were to be completely depleted, and the Trustee currently does not intend to advance funds to the Trust.

As previously disclosed, the Trustee has reviewed and may in the future review financing as an option to pay Trust obligations during the one-year period after the date the financial statements are issued; however, there can be no assurance that financing will be available on acceptable terms or at all. If financing became available to the Trust, it would have to be repaid, together with interest, and the Trust’s expense reserve would have to be replenished prior to any distributions to unitholders. The Trustee has sought sources of financing, but currently believes that financing in an amount sufficient to satisfy the Trust's long term liquidity needs is unlikely to be a viable option for the Trust moving forward. As a result, the Trustee has reviewed and intends to continue to review options for the Trust which may include alternatives to continuing as a going concern such as seeking to terminate the Trust or marketing the Trust's interest (which are net profits interests burdened by excess costs) for a potential sale. The Trustee has reached out to potential third parties regarding interest in the Trust's assets but no interest has resulted from such discussions. As a result, the Trustee believes a potential sale of the Trust's assets may be unlikely in the near term; however, it will continue to consider any and all viable options. Even if a sale of the Trust assets was to occur, there is no assurance that the proceeds would result in funds to distribute to unitholders after all financial obligations of the Trust are met. Any material sale of assets and/or termination of the Trust requires unitholder approval by at least 80 percent of all outstanding units.

On July 9, 2020, the Trustee notified XTO Energy of the Trustee’s claim to indemnification to the Trust Estate for all liability, expense, claims, damages or loss incurred by the Trustee in connection with the administration of the Trust. The Trustee stated it anticipates seeking reimbursement from XTO Energy upon depletion of the Trust’s cash reserve. XTO Energy responded that any indemnity claim to XTO Energy is premature before the Trust Estate is exhausted. XTO Energy's position remains unchanged. XTO Energy has informed the Trustee that it currently has no intention of providing any additional financing or extending any credit to the Trustee or the Trust Estate beyond the outstanding advance distribution made in second quarter 2025 that can be withheld by XTO Energy from future net proceeds. See Note 7 to the Condensed Financial Statements for further information on the second quarter 2025 advance.

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

All revenues from the Trust are from sources within Kansas, Oklahoma or Wyoming. Because the Trust distributes all of its net income to unitholders, the Trust has not been taxed at the trust level in Kansas or Oklahoma. While the Trust has not owed tax, the Trustee is generally required to file Kansas and Oklahoma income tax returns reflecting the income and deductions of the Trust attributable to properties located in each state, along with a schedule that includes information regarding distributions to unitholders. However, the Trust will not file Kansas and Oklahoma income tax returns for the 2024 tax year due to the fact that there were no revenues attributable to properties located in Kansas and Oklahoma in that time period.

Wyoming does not impose a state income tax.

Each unitholder should consult their own tax advisor regarding income tax requirements, if any, applicable to such person’s ownership of Trust units.

Unitholders should consult the Trust’s latest Annual Report on Form 10-K for a more detailed discussion of federal and state tax matters.

3.
Contingencies

Litigation

Lawsuits and Governmental Proceedings

Certain of the underlying properties are involved in various lawsuits and governmental proceedings arising in the ordinary course of business. XTO Energy has advised the Trustee that, based on the information available at this stage of the various proceedings, it does not believe that the ultimate resolution of these claims will have a material effect on the financial position or liquidity of the Trust, but may have an effect on annual distributable income.

Other

Several states have enacted legislation requiring state income tax withholding from payments made to nonresident recipients of oil and gas proceeds. After consultation with its tax counsel, the Trustee believes that it is not required to withhold on payments made to the unitholders. However, regulations are subject to change by the various states, which could change this conclusion. Should amounts be withheld on payments made to the Trust or the unitholders, distributions to the unitholders would be reduced by the required amount, subject to the filing of a claim for refund or credit (to the extent available) by the Trust or unitholders for such amount.

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

The following summarizes excess costs activity, cumulative excess costs balances and accrued interest to be recovered by conveyance as calculated by XTO Energy:

	Underlying
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/24	$1,263,171	$1,093,891	$7,421,195	$9,778,257
Net excess costs for the quarter ended 3/31/25	345,989	719,354	232,001	1,297,344
Cumulative excess costs remaining at 3/31/25	1,609,160	1,813,245	7,653,196	11,075,601
Accrued interest at 3/31/25	143,391	423,578	526,206	1,093,175
Total remaining to be recovered at 3/31/25	$1,752,551	$2,236,823	$8,179,402	$12,168,776

	NPI
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/24	$1,010,537	$875,113	$5,936,955	$7,822,605
Net excess costs for the quarter ended 3/31/25	276,791	575,483	185,601	1,037,875
Cumulative excess costs remaining at 3/31/25	1,287,328	1,450,596	6,122,556	8,860,480
Accrued interest at 3/31/25	114,713	338,863	420,965	874,541
Total remaining to be recovered at 3/31/25	$1,402,041	$1,789,459	$6,543,521	$9,735,021

For the quarter ended March 31, 2025, excess costs were $345,989 ($276,791 net to the Trust) on properties underlying the Kansas net profits interests.

For the quarter ended March 31, 2025, excess costs were $719,354 ($575,483 net to the Trust) on properties underlying the Oklahoma net profits interests.

For the quarter ended March 31, 2025, excess costs were $232,001 ($185,601 net to the Trust) on properties underlying the Wyoming net profits interests.

Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of March 31, 2025, totaled $12.2 million ($9.7 million net to the Trust), including accrued interest of $1.1 million ($0.9 million net to the Trust).

5.
Advance Distribution

In the second quarter of 2024, XTO Energy provided the Trust an advance distribution of $500,000 (net to the Trust), that can be treated as a production cost, except that it can be recouped, together with interest, from what would otherwise be distributable net profits under any of the three conveyances; provided, however that XTO Energy shall only be entitled to withhold distributions of net proceeds as recoupment to the extent that such recoupment does not leave the Trust with less than $250,000 of available cash.

NPI
Total
Advance Distribution at 3/31/25	$500,000
Accrued interest at 3/31/25	27,325
Total remaining to be recovered at 3/31/25	$527,325

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

7.
Subsequent Events

Entry into a Material Definitive Agreement

As filed on Form 8-K dated May 1, 2025, Argent Trust Company, as Trustee of the Trust and XTO Energy entered into an Advance Distribution Agreement (the “Agreement”) on April 30, 2025. XTO Energy agreed to provide the Trust a one-time advance distribution (“Second Advance Distribution”) intended to provide the Trustee of the Trust with liquidity to meet current and near-term financial reporting obligations, including payment of third-party auditor and other expenses related to the filing of the Trust's Quarterly Report on Form 10-Q for the period ending March 31, 2025, and additional near-term filing obligations. XTO Energy and the Trustee agreed:

•
The Second Advance Distribution shall be accounted for under the terms of the Conveyances, such that it is applicable to all three states and can be recouped out of what would otherwise be distributable net profits for any of the states.
•
Going forward, XTO Energy shall be entitled to recoup the Second Advance Distribution, along with any applicable interest, by withholding what would otherwise be distributions of Net Proceeds under any of the Conveyances. However, XTO Energy shall only be entitled to withhold distributions of Net Proceeds as recoupment of the Second Advance Distribution to the extent that such recoupment does not leave the Trust with less than $250,000 of available cash. The Trust will provide XTO Energy with documentation of its current available cash monthly until such time as the Second Advance Distribution has been recouped.
•
That the Trust’s entitlement to advances or loans from XTO Energy is a disputed issue. The Second Advance Distribution is being made in response to the Trust’s disclosures regarding the potential inability to continue as a going concern. XTO Energy and the Trustee agreed that by entering into this Agreement, neither of them is admitting, and each specifically denies, that they have engaged in any violation of state or federal law, breached any contractual commitments or committed any tortious act or omission.
•
The Second Advance Distribution amount of $500,000 and any accrued interest is fully assignable by XTO Energy. This Agreement will be binding on and will inure to the benefit of the Parties and upon their respective heirs, administrators, executors, successors, and assigns.

The Trustee currently intends that the $500,000 Second Advance Distribution will be used to partially replenish the Trust’s cash expense reserve.

Change in Trading Market

In June 2025, due to the inability to make a timely quarterly filing and subsequent non-compliance with the SEC, Trust units were de-listed from the OTCQB and began to be quoted on the OTC Pink Market ("OTC Pink"), which is maintained by the OTC Mark Group, Inc. The units still trade under the symbol "HGTXU". Trading on the OTC Pink is often characterized as thin with sporadic fluctuations in price and availability of buyers or sellers of a security. No assurance can be given that an active trading market for our Trust units will further develop or continue. The Trust units will likely be subject to greater volatility and lower trading volumes than when the Trust units were listed on the OTCQB. This could depress the trading price of the Trust units further and make it more difficult to purchase, dispose of or obtain accurate quotations as to the value of the Trust units. The Trustee currently intends to re-list the Trust shares on the OTCQB but makes no assurance as to its ability to do so or as to the timing of re-entry onto the OTCQB.

Other Events

XTO Energy has informed the Trustee that it closed the divestment of XTO Energy’s interest in the assets underlying the Trust to Mach Natural Resources LP and its affiliates (“Mach”) on April 30, 2025. Mach has assumed XTO Energy’s obligations under the Trust Indenture and operatorship of applicable properties.

Item 2. Trustee’s Discussion and Analysis

The following discussion should be read in conjunction with the Trustee’s discussion and analysis contained in the Trust’s 2024 Annual Report on Form 10-K, as well as the condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The Trust’s Annual Report on Form 10-K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8-K and all amendments to those reports are available on the Trust’s website at www.hgt-hugoton.com.

Distributable Income

For the quarter ended March 31, 2025, net profits income was $0 compared to $0 for first quarter 2024. This was primarily the result of decreased oil and gas production ($0.8 million), increased taxes, transportation and other costs ($0.5 million), and lower gas and oil prices ($0.4 million), partially offset by net excess costs activity ($0.8 million), decreased overhead ($0.4 million), decreased development costs ($0.3 million), and decreased production expenses ($0.2 million). See “Net Profits Income” below.

After adding interest income of $2,407, deducting administration expense of $130,485, and utilizing $128,078 of the cash reserve for the payment of Trust expenses, distributable income for the quarter ended March 31, 2025, was $0 or $0.000000 per unit of beneficial interest. Administration expense for the quarter decreased $97,938 compared to the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, cash reserve and interest rates. For first quarter 2024, distributable income was $0 or $0.000000 per unit.

Distributions to unitholders for the quarter ended March 31, 2025, were:

Record Date	Payment Date	Distribution per Unit
January 31, 2025	February 14, 2025	$0.000000
February 28, 2025	March 14, 2025	0.000000
March 31, 2025	April 14, 2025	0.000000
		$0.000000

Net Profits Income

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

1.
oil and gas sales volumes,
2.
oil and gas sales prices, and
3.
costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended
	March 31 (a)		Increase
	2025	2024	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	1,960,647	2,068,643	(5%)
Average per day	21,311	22,485	(5%)
Net profits interests	—	—	—

Oil (Bbls) (b)
Underlying properties	39,032	48,791	(20%)
Average per day	424	530	(20%)
Net profits interests	—	—	—

Average Sales Prices
Gas (per Mcf)	$3.69	$3.80	(3%)
Oil (per Bbl)	$67.32	$72.17	(7%)

Revenues
Gas sales	$7,230,134	$7,866,852	(8%)
Oil sales	2,627,809	3,521,319	(25%)
Total Revenues	9,857,943	11,388,171	(13%)

Costs
Taxes, transportation and other	3,070,857	2,469,070	24%
Production expense	5,054,598	5,360,017	(6%)
Development costs	132,669	550,017	(76%)
Overhead	2,897,163	3,348,776	(13%)
Excess costs (c)	(1,297,344)	(339,709)	282%
Total Costs	9,857,943	11,388,171	(13%)

Net Proceeds	—	—	—

Net Profits Percentage	80%	80%

Net Profits Income	$—	$—	—

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
(c)
See Note 4 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from first quarter 2024 to first quarter 2025:

Sales Volumes

Gas

Gas sales volumes decreased 5 percent for first quarter 2025 primarily because of timing of cash receipts, lower gas sales from new wells in Major County, Oklahoma, and natural production decline.

Oil

Oil sales volumes decreased 20 percent for first quarter 2025 primarily because of timing of cash receipts, lower oil sales from new wells in Major County, Oklahoma, and natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6 to 8 percent a year.

Sales Prices

Gas

The first quarter 2025 average gas price was $3.69 per Mcf, down 3 percent from the first quarter 2024 average gas price of $3.80 per Mcf.

Oil

The first quarter 2025 average oil price was $67.32 per Bbl, down 7 percent from the first quarter 2024 average oil price of $72.17 per Bbl.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs increased 24 percent for first quarter 2025 primarily because of increased gas deductions due to a retroactive inflation adjustment for the prior 2 years as permitted by the Timberland Gas Gathering agreement, partially offset by lower property taxes.

Production Expense

Production expense decreased 6 percent for first quarter 2025 primarily because of decreased labor costs, field costs, salt water disposal costs, and compression costs, partially offset by increased plug and abandonment expenses, and repairs and maintenance costs.

Development Costs

Development costs decreased 76 percent for first quarter 2025 primarily due to the timing of drilling costs related to non-operated wells in Major County, Oklahoma. Changes in oil or natural gas prices could impact future development plans on the underlying properties.

Overhead

Overhead decreased 13 percent for first quarter 2025. Overhead is charged by XTO Energy and other operators for administrative expenses incurred to support operations of the underlying properties. Overhead fluctuates based on changes in the active well count and drilling activity on the underlying properties, as well as an annual cost level adjustment based on an industry index.

Excess Costs

If monthly costs exceed revenues for any conveyance, these excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from another conveyance. Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of March 31, 2025, totaled $12.2 million ($9.7 million net to the Trust), including accrued interest of $1.1 million ($0.9 million net to the Trust). For further information on excess costs, see Note 4 to Condensed Financial Statements.

Contingencies

For information on contingencies, see Note 3 to Condensed Financial Statements.

Forward-Looking Statements

Certain information included in this Quarterly Report and other materials filed, or to be filed, by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy or the Trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, excess costs, continuation of the Trust as a going-concern, or alternatives to a going-concern, reserve-to-production ratios, future production, development activities and associated operating expenses, future development plans by area, increased density drilling, maintenance projects, development, production, regulatory and other costs, oil and gas prices and expectations for future demand, the impact of inflation and economic downturns on economic activity, government policy and its impact on oil and gas prices and future demand, the development and competitiveness of alternative energy sources, pricing differentials, proved reserves, future net cash flows, production levels, expense reserve budgets, availability of financing, arbitration, litigation, liquidity, financing, political and regulatory matters, such as tax and environmental policy, climate policy, trade barriers, sanctions, tariffs, competition, war and other political or security disturbances. Such forward-looking statements are based on XTO Energy’s and the Trustee’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “may,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “should,” “could,” “would,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict, including those detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024, which is incorporated by this reference as though fully set forth herein. Therefore, actual financial and operational results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. XTO Energy and the Trustee assume no duty to update these statements as of any future date.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Lawsuits and Governmental Proceedings

Certain of the underlying properties are involved in various lawsuits and governmental proceedings arising in the ordinary course of business. XTO Energy has advised the Trustee that, based on the information available at this stage of the various proceedings, it does not believe that the ultimate resolution of these claims will have a material effect on the financial position or liquidity of the Trust, but may have an effect on annual distributable income.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024.

The Trust may not have sufficient cash to meet its obligations during the one-year period after the date that the financial statements are issued, and the Trustee has reviewed and intends to continue to review alternatives to the Trust continuing as a going concern.

All three of the Trust’s conveyances are in excess costs resulting in no net proceeds to the Trust and a reduction in the Trust’s expense reserve, which have resulted in no unitholder distributions since July 2023. These conditions raise substantial doubt about the Trust’s ability to continue as a going concern as the Trust does not have sufficient cash to meet its obligations during the one-year period after the date the financial statements are issued. The Trust’s financial statements do not include any adjustments that might result from the outcome of this uncertainty. Pursuant to the Settlement Agreement, XTO Energy has advanced $500,000 to the Trust and pursuant to the Advance Distribution Agreement, XTO Energy has advanced an additional $500,000 to the Trust (which advances may be recouped, together with interest from what would otherwise be distributable net profits under any of the three conveyances; provided, however, that such recoupment does not leave the Trust with less than $250,000 of available cash). There are no assurances that even with such advances, the Trust will receive net profits income sufficient to pay its obligations during the one-year period after the date the financial statements are issued. The Trustee has sought sources of financing, but currently believes that financing in an amount sufficient to satisfy the Trust's long-term liquidity needs is unlikely to be a viable option for the Trust moving forward. Nothing in the Trust Indenture obligates the Trustee to pay for the Trust’s expenses if the Trust’s cash reserves were to be completely depleted, and the Trustee currently does not intend to advance funds to the Trust. As a result, the Trustee has reviewed and intends to continue to review options for the Trust, which may include alternatives to the Trust continuing as a going concern such as seeking to terminate the Trust or marketing the Trust’s interests (which are net profits interests burdened by excess costs) for a potential sale. The Trustee has reached out to potential third parties regarding interest in the Trust’s assets, but no interest has resulted from such discussions. As a result, the Trustee believes a potential sale of the Trust’s assets may be unlikely in the near term, however it will continue to consider any and all viable options. Even if a sale of the Trust assets were to occur, there is no assurance that the proceeds would result in funds to distribute to unitholders after all financial obligations of the Trust are met. Any material sale of assets and/or termination of the Trust requires unitholder approval by at least 80 percent of all outstanding units. Once the Trust's cash reserves are depleted, the Trust will likely be unable to continue to make SEC filings, provide reporting to unitholders, or provide audited financial statements or third-party reserve reports. As a result, the unitholders and potential investors may have limited or no information on which to base investment decisions, which could have a negative impact on the market price for the Trust units. If the Trust is unable to continue as a going concern, unitholders could incur significant losses on their investment in the Trust or lose their entire investment in the Trust altogether. For further information see Notes to Condensed Financial Statements - 1. Basis of Accounting – Liquidity and Going Concern.

Item 5. Other Information

The Trust does not have any directors or officers, and as a result, no such persons adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S‑K, during the most recent fiscal quarter.

Item 6. Exhibits

(10.1)	April 30, 2025 Advance Distribution Agreement on Form 8-K filed with the Securities and Exchange Commission on May 1, 2025 (incorporated herein by reference)

(31)	Rule 13a-14(a)/15d-14(a) Certification

(32)	Section 1350 Certification

(99)	Items 1A, 7 and 7A to the Annual Report on Form 10-K for Hugoton Royalty Trust filed with the Securities and Exchange Commission on March 31, 2025 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGOTON ROYALTY TRUST
By ARGENT TRUST COMPANY, TRUSTEE

Date: July 28, 2025	By	/s/ NANCY WILLIS
Nancy Willis
Director of Royalty Trust Services

(The Trust has no directors or executive officers.)