Form 10-Q
period 2025-06-30
HUGOTON ROYALTY TRUST
filed 2025-08-13
CIK 862022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of August 13, 2025

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

HUGOTON ROYALTY TRUST

GLOSSARY OF TERMS

The following are definitions of significant terms used in this Form 10-Q:

Bbl	Barrel (of oil)

Mcf	Thousand cubic feet (of natural gas)

MMBtu	One million British Thermal Units, a common energy measurement net proceeds

Gross proceeds received by XTO Energy or Mach Natural Resources, as applicable from sale of production from the underlying properties, less applicable costs, as defined in the net profits interest conveyances.

net profits income

Net proceeds multiplied by the net profits percentage of 80%, which is paid to the Trust by XTO Energy or Mach Natural Resources, as applicable. “Net profits income” is referred to as “royalty income” for income tax purposes.

net profits interest

An interest in an oil and gas property measured by net profits from the sale of production, rather than a specific portion of production. The following defined net profits interests were conveyed to the Trust from the underlying properties:

80% net profits interests- interests that entitle the Trust to receive 80% of the net proceeds from the underlying properties.

underlying properties

XTO Energy’s interest which was conveyed to Mach Natural Resources on April 30, 2025 in certain oil and gas properties from which the net profits interests were conveyed. The underlying properties include working interests in predominantly gas-producing properties located in Kansas, Oklahoma and Wyoming.

working interest	An operating interest in an oil and gas property that provides the owner a specified share of production that is subject to all production expense and development costs.

HUGOTON ROYALTY TRUST

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Unless specified otherwise, all amounts included herein are presented in U.S. dollars. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Hugoton Royalty Trust at June 30, 2025, and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2025 and 2024, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS

Cash and short-term investments	$462,598	$233,736

Net profits interests in oil and gas properties - net (Note 1)	—	—

	$462,598	$233,736

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$—	$—

Expense reserve (a)(b)	462,598	233,736

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	—	—

	$462,598	$233,736

(a)
The expense reserve allows the Trustee to pay its obligations should it be unable to pay them out of the net profits income.
(b)
Expense reserve partially replenished by advance distribution of $500,000 from XTO Energy that was part of the Settlement Agreement between the Trust and XTO Energy as well as the second advance distribution of $500,000 from XTO Energy that was disbursed to the Trust on April 30, 2025. See Note 5 to Condensed Financial Statements.

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30,
	2025	2024	2025	2024
Net profits income	$—	$—	$—	$—

Interest income	2,463	1,832	4,870	6,510

Total income	2,463	1,832	4,870	6,510

Administration expense	145,523	113,723	276,008	342,146

Cash reserves withheld (used) for Trust expenses	(143,060)	(111,891)	(271,138)	(335,636)

Distributable income	$—	$—	$—	$—

Distributable income per unit (40,000,000 units)	$0.000000	$0.000000	$0.000000	$0.000000

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30,
	2025	2024	2025	2024
Trust corpus, beginning of period	$—	$—	$—	$—

Distributable income	—	—	—	—

Distributions declared	—	—	—	—

Trust corpus, end of period	$—	$—	$—	$—

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

Notes to Condensed Financial Statements (Unaudited)

1.
Basis of Accounting

The financial statements of Hugoton Royalty Trust (the “Trust”) are prepared on the following basis and are not intended to present the financial position and results of operations in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”):

-

Net profits income recorded for a month is the amount computed and paid by XTO Energy Inc. (“XTO Energy”) or Mach Natural Resources ("Mach"), as applicable, the owner of the underlying properties, to Argent Trust Company, as trustee (the “Trustee”) for the Trust. XTO Energy is a wholly owned subsidiary of Exxon Mobil Corporation. Net profits income consists of net proceeds received by XTO Energy or Mach, as applicable, from the underlying properties in the prior month, multiplied by a net profits percentage of 80%.

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

Change In Trading Markets

In June 2025, due to the Trust's inability to file its quarterly report on Form 10-Q for the quarter ended March 31, 2025 and resulting non-compliance with SEC regulations, Trust units were de-listed from the OTCQB and began to be quoted on the OTC Pink Market ("OTC Pink"), which is maintained by the OTC Mark Group, Inc. The units still trade under the symbol "HGTXU". Trading on the OTC Pink is often characterized as thin with sporadic fluctuations in price and availability of buyers or sellers of a security. No assurance can be given that an active trading market for the Trust units will further develop or continue. The Trust units will likely be subject to greater volatility and lower trading volumes than when the Trust units were listed on the OTCQB. This could depress the trading price of the Trust units further and make it more difficult to purchase, dispose of or obtain accurate quotations as to the value of the Trust units. The Trustee currently intends to seek to re-list the Trust shares on the OTCQB but makes no assurance as to its ability to do so or as to the timing of any re-listing on the OTCQB.

Changes in Ownership of Underlying Properties

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

Liquidity and Going Concern

The accompanying condensed financial statements have been prepared assuming that the Trust will continue as a going concern. Financial statements prepared on a going concern basis assume the realization of assets and the settlement of liabilities in the normal course of business. However, substantial doubt about the Trust's ability to continue as a going concern exists.

Accumulated excess costs for the Kansas, Oklahoma and Wyoming conveyances have resulted in insufficient net proceeds to the Trust which have resulted in no unitholder distributions since July 2023, and a reduction in the Trust’s expense reserve. As a result of these conditions the Trust may not have sufficient cash to meet its obligations during the one-year period after the dates that the financial statements are issued. Factors attributable to the cash shortage are primarily the previously disclosed development costs to drill four non-operated wells in Major County, Oklahoma, lower oil and natural gas prices, and excess cost positions on the Kansas, Oklahoma and Wyoming conveyances including accumulated interest.

The Trustee has prepared a preliminary budget estimating the administrative expenses for the year ending December 31, 2025, and through August 31, 2026, which assumes no cash inflow from either net profits income or from other sources other than the $500,000 advance distribution received in second quarter 2024 from the Settlement Agreement with XTO Energy and the $500,000 second advance distribution from XTO Energy received second quarter 2025, as described in Note 5 to Condensed Financial Statements. Based on the preliminary budget, the Trust’s cash reserves may be depleted during the one-year period after the dates that the financial statements are issued. Once the Trust's cash reserves are depleted, the Trust will likely be unable to continue to make SEC filings, provide reporting to unitholders or provide audited financial statements or third-party reserve reports. To help control costs, the Trustee has reviewed all administrative functions and has attempted to reduce or eliminate costs for functions other than those required to comply with SEC regulations or the Trust Indenture; however, there can be no assurance that there will be sufficient funds available to continue such functions in the future. To further reduce administrative costs to the Trust, the Trustee has deferred payment of its monthly fee of approximately $7,300 since April 2024, and approximately $8,000 since April 2025. Nothing in the Trust Indenture obligates the Trustee to pay for the Trust's expenses if the Trust's expense reserve were to be completely depleted, and the Trustee currently does not intend to advance funds to the Trust.

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

On July 9, 2020, the Trustee notified XTO Energy of the Trustee’s claim to indemnification to the Trust Estate for all liability, expense, claims, damages or loss incurred by the Trustee in connection with the administration of the Trust. The Trustee stated it anticipates seeking reimbursement from XTO Energy upon depletion of the Trust’s cash reserve. XTO Energy responded that any indemnity claim to XTO Energy is premature before the Trust Estate is exhausted. XTO Energy's position remains unchanged. XTO Energy and Mach have informed the Trustee that it currently has no intention of providing any additional financing or extending any credit to the Trustee or the Trust Estate beyond the outstanding advance distributions made in second quarter 2024 and second quarter 2025 that must be repaid from any future net proceeds. See Note 5 to the Condensed Financial Statements for further information on the advance distributions.

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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA includes significant federal income tax provisions, such as the permanent extension of the income tax rates set by the Tax Cuts and Jobs Act, the continued suspension of miscellaneous itemized deductions and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Each unitholder should consult their own tax advisor regarding the potential tax consequences of the OBBBA and its impact on such person's ownership of Trust units.

All revenues from the Trust are from sources within Kansas, Oklahoma or Wyoming. Because the Trust distributes all of its net income to unitholders, the Trust has not been taxed at the trust level in Kansas or Oklahoma. While the Trust has not owed tax, the Trustee is generally required to file Kansas and Oklahoma income tax returns reflecting the income and deductions of the Trust attributable to properties located in each state, along with a schedule that includes information regarding distributions to unitholders. However, the Trust did not file Kansas and Oklahoma income tax returns for the 2024 tax year due to the fact that there were no revenues attributable to properties located in Kansas and Oklahoma in that time period.

Wyoming does not impose a state income tax.

Each unitholder should consult their own tax advisor regarding income tax requirements, if any, applicable to such person’s ownership of Trust units.

Unitholders should consult the Trust’s latest Annual Report on Form 10-K for a more detailed discussion of federal and state tax matters.

3.
Contingencies

Litigation

Lawsuits and Governmental Proceedings

Certain of the underlying properties are involved in various lawsuits and governmental proceedings arising in the ordinary course of business. XTO Energy and Mach have advised the Trustee that, based on the information available at this stage of the various proceedings, it does not believe that the ultimate resolution of these claims will have a material effect on the financial position or liquidity of the Trust, but may have an effect on annual distributable income.

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

The following summarizes excess costs activity, cumulative excess costs balances and accrued interest to be recovered by conveyance as calculated by XTO Energy and Mach:

	Underlying
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/24	$1,263,171	$1,093,891	$7,421,195	$9,778,257
Net excess costs (recovery) for the quarter ended 3/31/25	345,989	719,354	232,001	1,297,344
Net excess costs (recovery) for the quarter ended 6/30/25	244,538	3,594,804	832,707	4,672,049
Cumulative excess costs remaining at 6/30/25	1,853,698	5,408,049	8,485,903	15,747,650
Accrued interest at 6/30/25	177,110	500,690	685,158	1,362,958
Total remaining to be recovered at 6/30/25	$2,030,808	$5,908,739	$9,171,061	$17,110,608

	NPI
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/24	$1,010,537	$875,113	$5,936,955	$7,822,605
Net excess costs (recovery) for the quarter ended 3/31/25	276,791	575,483	185,601	1,037,875
Net excess costs (recovery) for the quarter ended 6/30/25	195,631	2,875,843	666,166	3,737,640
Cumulative excess costs remaining at 6/30/25	1,482,959	4,326,439	6,788,722	12,598,120
Accrued interest at 6/30/25	141,687	400,552	548,127	1,090,366
Total remaining to be recovered at 6/30/25	$1,624,646	$4,726,991	$7,336,849	$13,688,486

For the quarter ended June 30, 2025, excess costs were $244,538 ($195,631 net to the Trust) on properties underlying the Kansas net profits interests.

For the quarter ended June 30, 2025, excess costs were $3,594,804 ($2,875,843 net to the Trust) on properties underlying the Oklahoma net profits interests.

For the quarter ended June 30, 2025, excess costs were $832,707 ($666,166 net to the Trust) on properties underlying the Wyoming net profits interests.

Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of June 30, 2025, totaled $17.1 million ($13.7 million net to the Trust), including accrued interest of $1.4 million ($1.1 million net to the Trust).

5.
Advance Distributions

In the second quarter of 2024, XTO Energy provided the Trust an advance distribution of $500,000 (net to the Trust) that was part of the Settlement Agreement between the Trust and XTO Energy, that can be treated as a production cost, except that it can be recouped, together with interest, from what would otherwise be distributable net profits under any of the three conveyances; provided, however that recoupment from net proceeds shall only be permitted to the extent that such recoupment does not leave the Trust with less than $250,000 of available cash. Mach has assumed the right to recoup this advance following the conveyance of XTO Energy's interest on April 30, 2025.

NPI
Total
Advance Distribution at 6/30/25	$500,000
Accrued interest at 6/30/25	37,356
Total remaining to be recovered at 6/30/25	$537,356

In the second quarter of 2025, XTO Energy provided the Trust a second advance distribution of $500,000 (net to the Trust) that was intended to provide the Trustee of the Trust with liquidity to meet current and near-term financial reporting obligations. The second advance distribution can be recouped, together with interest, from what would otherwise be distributable net profits under any of the three conveyances; provided, however that recoupment from net proceeds shall only be permitted to the extent that such recoupment does not leave the Trust with less than $250,000 of available cash. Mach has assumed the right to recoup this advance following the conveyance of XTO Energy's interest on April 30, 2025.

NPI
Total
Second Advance Distribution at 6/30/25	$500,000
Accrued interest at 6/30/25	3,185
Total remaining to be recovered at 6/30/25	$503,185

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

Distributable Income

Quarter

For the quarter ended June 30, 2025, net profits income was $0 compared to $0 for second quarter 2024. This was primarily the result of higher gas prices ($2.1 million), increased oil and gas production ($1.6 million), net excess costs activity ($0.9 million), partially offset by increased development costs ($3.2 million), increased overhead ($0.6 million) increased taxes, transportation and other costs ($0.5 million), and lower oil prices ($0.3 million). See “Net Profits Income” below.

After adding interest income of $2,463, deducting administration expense of $145,523, and utilizing $143,060 of the cash reserve for the payment of Trust expenses, distributable income for the quarter ended June 30, 2025, was $0 or $0.000000 per unit of beneficial interest. Administration expense for the quarter increased $31,800 compared to the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, cash reserve and interest rates. For second quarter 2024, distributable income was $0 or $0.000000 per unit.

Distributions to unitholders for the quarter ended June 30, 2025, were:

Record Date	Payment Date	Distribution per Unit
April 30, 2025	May 14, 2025	$0.000000
May 30, 2025	June 13, 2025	0.000000
June 30, 2025	July 15, 2025	0.000000
		$0.000000

Six Months

For the six months ended June 30, 2025, net profits income was $0 compared to $0 for the same 2024 period primarily due to higher gas prices ($2.0 million), net excess costs activity ($1.6 million), increased oil and gas production ($0.8 million), and decreased production expenses ($0.3 million), partially offset by increased development costs ($2.9 million), increased taxes, transportation and other costs ($1.0 million), lower oil prices ($0.5 million), and increased overhead ($0.2 million). See “Net Profits Income” below.

After adding interest income of $4,870, deducting administration expense of $276,008, and utilizing $271,138 of the cash reserve for the payment of Trust expenses, distributable income for the six months ended June 30, 2025, was $0 or $0.000000 per unit of beneficial interest. Administration expense for the six months decreased $66,138 as compared to the same 2024 period, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, cash reserve and interest rates. For the six months ended June 30, 2024, distributable income was $0 or $0.000000 per unit.

Net Profits Income

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy or Mach, as applicable, and generally two months after oil and gas production. Net profits income is generally affected by three major factors:

1.
oil and gas sales volumes,
2.
oil and gas sales prices, and
3.
costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended			Six Months
	June 30 (a)		Increase	June 30 (a)		Increase
	2025	2024	(Decrease)	2025	2024	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	2,096,848	1,901,385	10%	4,057,495	3,970,028	2%
Average per day	23,560	21,127	12%	22,417	21,813	3%
Net profits interests	—	—	—	—	—	—

Oil (Bbls) (b)
Underlying properties	59,098	40,011	48%	98,130	88,802	11%
Average per day	664	445	49%	542	488	11%
Net profits interests	—	—	—	—	—	—

Average Sales Prices
Gas (per Mcf)	$3.81	$2.38	60%	$3.75	$3.12	20%
Oil (per Bbl)	$65.95	$$76.59	(14%)	$66.50	$74.16	(10%)

Revenues
Gas sales	$7,981,017	$4,517,278	77%	$15,211,151	$12,384,130	23%
Oil sales	3,897,534	3,064,469	27%	6,525,343	6,585,788	(1%)
Total Revenues	11,878,551	7,581,747	57%	21,736,494	18,969,918	15%

Costs
Taxes, transportation and other	2,312,681	1,686,545	37%	5,383,538	4,155,615	30%
Production expense	5,582,316	5,555,552	0%	10,636,914	10,915,569	(3%)
Development costs	4,748,446	729,895	551%	4,881,115	1,279,912	281%
Overhead	3,925,399	3,188,217	23%	6,822,562	6,536,993	4%
Excess costs (c)	(4,672,049)	(3,578,462)	31%	(5,969,393)	(3,918,171)	52%
Total Costs	11,896,793	7,581,747	57%	21,754,736	18,969,918	15%

Other Proceeds	18,242	—	—	18,242	—	—

Net Proceeds	—	—	—	—	—	—

Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$—	$—	—	$—	$—	—

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
(c)
See Note 4 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from second quarter 2024 to second quarter 2025 and from the first six months of 2024 to the comparable period in 2025:

Sales Volumes

Gas

Gas sales volumes increased 10 percent for second quarter 2025 and increased 2 percent for the six-month period as compared with the same 2024 periods primarily because of timing of cash receipts, partially offset by natural production decline.

Oil

Oil sales volumes increased 48 percent for second quarter 2025 and increased 11 percent for the six-month period as compared with the same 2024 periods primarily because of timing of cash receipts, partially offset by natural production decline.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately 6 to 8 percent a year.

Sales Prices

Gas

The second quarter 2025 average gas price was $3.81 per Mcf, a 60 percent increase from the second quarter 2024 average gas price of $2.38 per Mcf. For the six-month period, the average gas price increased 20 percent to $3.75 per Mcf in 2025 from $3.12 per Mcf in 2024.

Oil

The second quarter 2025 average oil price was $65.95 per Bbl, down 14 percent from the second quarter 2024 average oil price of $76.59 per Bbl. The year-to-date average oil price decreased 10 percent to $66.50 per Bbl in 2025 from $74.16 per Bbls in 2024.

Costs

Change in Timing of Expenses Charged to the Trust

Since Mach purchased the properties underlying the Trust, expenses deducted in the calculation of net proceeds are on a one-month interval instead of a two-month interval that XTO Energy's accounting system used. This one-month interval timing occurred with the June distribution calculation. Consequently, there was an overlap of expenses in the June 2025 distribution calculations, with expenses from both XTO Energy and Mach.

Taxes, Transportation and Other

Taxes, transportation and other costs increased 37 percent for second quarter 2025 and increased 30 percent for the six-month period primarily because of increased gas deductions due to a retroactive inflation adjustment for the prior 2 years as permitted by the Timberland Gas Gathering agreement, partially offset by lower property taxes.

Production Expense

Production expense remained flat for second quarter 2025 primarily because of decreased labor costs, field costs, salt water disposal costs, and compression costs, offset by increased plug and abandonment expenses, and repairs and maintenance costs. Production expense decreased 3 percent for the six-month period as compared with the same 2024 period primarily because of decreased labor costs, field costs, salt water disposal costs, and compression costs, partially offset by increased plug and abandonment expenses, and repairs and maintenance costs.

Development Costs

Development costs increased 551 percent for second quarter 2025 and increased 281 percent for the six-month period primarily due to the timing of drilling costs related to non-operated wells in Major County, Oklahoma. Changes in oil or natural gas prices could impact future development plans on the underlying properties.

Overhead

Overhead increased 23 percent for second quarter 2025 and increased 4 percent for the six-month period. Overhead is charged by XTO Energy, Mach and other operators for administrative expenses incurred to support operations of the underlying properties. Overhead fluctuates based on changes in the active well count and drilling activity on the underlying properties, as well as an annual cost level adjustment based on an industry index.

Excess Costs

If monthly costs exceed revenues for any conveyance, these excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from another conveyance. Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of June 30, 2025, totaled $17.1 million ($13.7 million net to the Trust), including accrued interest of $1.4 million ($1.1 million net to the Trust). Excess costs in the calculation of Net Profits Income do not include the two advance distributions from XTO Energy, totaling $1.0 million, plus accrued interest of $40,000. For further information on excess costs, see Note 4 to Condensed Financial Statements.

Other Proceeds

The calculation of net profits income for the quarter and six-month period ended June 30, 2025, included $18,242 ($14,594 net to the Trust) from XTO Energy due to interest received on past due payments.

Contingencies

For information on contingencies, see Note 3 to Condensed Financial Statements.

Forward-Looking Statements

Certain information included in this Quarterly Report and other materials filed, or to be filed, by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by XTO Energy, Mach or the Trustee) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Trust, operations of the underlying properties and the oil and gas industry. Such forward-looking statements may concern, among other things, excess costs, continuation of the Trust as a going-concern, or alternatives to a going-concern, listing of the Trust units reserve-to-production ratios, future production, development activities and associated operating expenses, future development plans by area, increased density drilling, maintenance projects, development, production, regulatory and other costs, oil and gas prices and expectations for future demand, the impact of inflation and economic downturns on economic activity, government policy and its impact on oil and gas prices and future demand, the development and competitiveness of alternative energy sources, pricing differentials, proved reserves, future net cash flows, production levels, expense reserve budgets, availability of financing, arbitration, litigation, liquidity, financing, political and regulatory matters, such as tax and environmental policy, climate policy, trade barriers, sanctions, tariffs, competition, war and other political or security disturbances. Such forward-looking statements are based on XTO Energy’s, Mach and the Trustee’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “may,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “should,” “could,” “would,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict, including those detailed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024, which is incorporated by this reference as though fully set forth herein. Therefore, actual financial and operational results may differ materially from expectations, estimates or assumptions expressed in, implied in, or forecasted in such forward-looking statements. XTO Energy, Mach and the Trustee assume no duty to update these statements as of any future date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable. Upon qualifying as a smaller reporting company, this information is no longer required.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934 and are effective in ensuring that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by XTO Energy and Mach. There has not been any change in the Trust’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Lawsuits and Governmental Proceedings

Certain of the underlying properties are involved in various lawsuits and governmental proceedings arising in the ordinary course of business. XTO Energy and Mach have both advised the Trustee that, based on the information available at this stage of the various proceedings, it does not believe that the ultimate resolution of these claims will have a material effect on the financial position or liquidity of the Trust, but may have an effect on annual distributable income.

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

All three of the Trust’s conveyances are in excess costs resulting in no net proceeds to the Trust and a reduction in the Trust’s expense reserve, which have resulted in no unitholder distributions since July 2023. As a result of these conditions, substantial doubt exists about the Trust’s ability to continue as a going concern as the Trust may not have sufficient cash to meet its obligations during the one-year period after the date the financial statements are issued. The Trust’s financial statements do not include any adjustments that might result from the outcome of this uncertainty. Pursuant to the Settlement Agreement, XTO Energy has advanced $500,000 to the Trust and pursuant to the Advance Distribution Agreement, XTO Energy has advanced an additional $500,000 to the Trust (which advances may be recouped by Mach, who has assumed the right to recoup this advance following the conveyance of XTO Energy’s interest on April 30, 2025, together with interest from what would otherwise be distributable net profits under any of the three conveyances; provided, however, that such recoupment does not leave the Trust with less than $250,000 of available cash). There are no assurances that even with such advances, the Trust will receive net profits income sufficient to pay its obligations during the one-year period after the date the financial statements are issued. The Trustee has sought sources of financing, but currently believes that financing in an amount sufficient to satisfy the Trust's long-term liquidity needs is unlikely to be a viable option for the Trust moving forward. Nothing in the Trust Indenture obligates the Trustee to pay for the Trust’s expenses if the Trust’s cash reserves were to be completely depleted, and the Trustee currently does not intend to advance funds to the Trust. As a result, the Trustee has reviewed and intends to continue to review options for the Trust, which may include alternatives to the Trust continuing as a going concern such as seeking to terminate the Trust or marketing the Trust’s interests (which are net profits interests burdened by excess costs) for a potential sale. The Trustee has reached out to potential third parties regarding interest in the Trust’s assets, but no interest has resulted from such discussions. As a result, the Trustee believes a potential sale of the Trust’s assets may be unlikely in the near term; however, it will continue to consider any and all viable options. Even if a sale of the Trust assets were to occur, there is no assurance that the proceeds would result in funds to distribute to unitholders after all financial obligations of the Trust are met. Any material sale of assets and/or termination of the Trust requires unitholder approval by at least 80 percent of all outstanding units. Once the Trust's cash reserves are depleted, the Trust will likely be unable to continue to make SEC filings, provide reporting to unitholders, or provide audited financial statements or third-party reserve reports. As a result, the unitholders and potential investors may have limited or no information on which to base investment decisions, which could have a negative impact on the market price for the Trust units. If the Trust is unable to continue as a going concern, unitholders could incur significant losses on their investment in the Trust or lose their entire investment in the Trust altogether. For further information see Notes to Condensed Financial Statements - 1. Basis of Accounting – Liquidity and Going Concern.

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

HUGOTON ROYALTY TRUST
By ARGENT TRUST COMPANY, TRUSTEE

Date: August 13, 2025	By	/s/ NANCY WILLIS
Nancy Willis
Director of Royalty Trust Services

(The Trust has no directors or executive officers.)