Form 10-Q
period 2025-11-13
HUGOTON ROYALTY TRUST
filed 2025-11-13
CIK 862022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of November 13, 2025

40,000,000

HUGOTON ROYALTY TRUST

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

HUGOTON ROYALTY TRUST

GLOSSARY OF TERMS

The following are definitions of significant terms used in this Form 10-Q:

Bbl	Barrel (of oil)

Mcf	Thousand cubic feet (of natural gas)

MMBtu	One million British Thermal Units, a common energy measurement net proceeds

Gross proceeds received by XTO Energy or its successor, Mach Natural Resources (“Mach”), from sale of production from the underlying properties, less applicable costs, as defined in the net profits interest conveyances.

net profits income

Net proceeds multiplied by the net profits percentage of 80%, which is paid to the Trust by Mach, successor to XTO Energy. “Net profits income” is referred to as “royalty income” for income tax purposes.

net profits interest

An interest in an oil and gas property measured by net profits from the sale of production, rather than a specific portion of production. The following defined net profits interests were conveyed to the Trust from the underlying properties:

80% net profits interests- interests that entitle the Trust to receive 80% of the net proceeds from the underlying properties.

underlying properties

XTO Energy, succeeded by Mach’s interest in certain oil and gas properties from which the net profits interests were conveyed. The underlying properties include working interests in predominantly gas-producing properties located in Kansas, Oklahoma and Wyoming.

working interest	An operating interest in an oil and gas property that provides the owner a specified share of production that is subject to all production expense and development costs.

HUGOTON ROYALTY TRUST

PART I ‑ FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein are presented, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Unless specified otherwise, all amounts included herein are presented in U.S. dollars. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the assets, liabilities and trust corpus of the Hugoton Royalty Trust at September 30, 2025, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2025 and 2024, have been included. Distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

HUGOTON ROYALTY TRUST

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS

Cash and short-term investments	$360,188	$233,736

Net profits interests in oil and gas properties - net (Note 1)	—	—

	$360,188	$233,736

LIABILITIES AND TRUST CORPUS

Distribution payable to unitholders	$—	$—

Expense reserve (a)(b)	360,188	233,736

Trust corpus (40,000,000 units of beneficial interest authorized and outstanding)	—	—

	$360,188	$233,736

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

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Distributable Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30,
	2025	2024	2025	2024
Net profits income	$—	$—	$—	$—

Interest income	4,628	4,710	9,499	11,220

Total income	4,628	4,710	9,499	11,220

Administration expense	107,037	171,655	383,046	513,801

Cash reserves withheld (used) for Trust expenses	(102,409)	(166,945)	(373,547)	(502,581)

Distributable income	$—	$—	$—	$—

Distributable income per unit (40,000,000 units)	$0.000000	$0.000000	$0.000000	$0.000000

The accompanying notes to condensed financial statements are an integral part of these statements.

HUGOTON ROYALTY TRUST

Condensed Statements of Changes in Trust Corpus (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30,
	2025	2024	2025	2024
Trust corpus, beginning of period	$—	$—	$—	$—

Distributable income	—	—	—	—

Distributions declared	—	—	—	—

Trust corpus, end of period	$—	$—	$—	$—

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

Notes to Condensed Financial Statements (Unaudited)

1.
Basis of Accounting

The financial statements of Hugoton Royalty Trust (the “Trust”) are prepared on the following basis and are not intended to present the financial position and results of operations in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”):

-

Net profits income recorded for a month is the amount computed and paid by XTO Energy Inc. (“XTO Energy”) or Mach Natural Resources (“Mach”), as applicable, the owner of the underlying properties, to Argent Trust Company, as trustee (the “Trustee”) for the Trust. XTO Energy is a wholly owned subsidiary of Exxon Mobil Corporation. Net profits income consists of net proceeds received by XTO Energy or Mach, as applicable, from the underlying properties in the prior month, multiplied by a net profits percentage of 80%. The primary production month for XTO Energy is two months prior to the distribution month, and the primary production month for Mach is three months prior to the distribution month.

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

Changes in Ownership of Underlying Properties

XTO Energy has informed the Trustee that it closed the divestment of XTO Energy’s interest in the assets underlying the Trust to Mach on April 30, 2025. Mach has assumed XTO Energy’s obligations under the Trust Indenture and operatorship of applicable properties.

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

Accumulated excess costs for the Kansas, Oklahoma and Wyoming conveyances have resulted in insufficient net proceeds to the Trust which have resulted in no unitholder distributions since July 2023, and a reduction in the Trust’s expense reserve. As a result of these conditions the Trust may not have sufficient cash to meet its obligations during the one-year period after the financial statements are issued. Factors attributable to the cash shortage are primarily the previously disclosed development costs to drill four non-operated wells in Major County, Oklahoma, lower oil and natural gas prices, and excess cost positions on the Kansas, Oklahoma and Wyoming conveyances including accumulated interest.

The Trustee has prepared a preliminary budget estimating the administrative expenses for the year ending December 31, 2025, and through November 30, 2026, which assumes no cash inflow from either net profits income or from other sources other than the $500,000 advance distribution received in second quarter 2024 from the Settlement Agreement with XTO Energy and the $500,000 second advance distribution from XTO Energy received second quarter 2025, as described in Note 5 to Condensed Financial Statements. Based on the preliminary budget, the Trust’s cash reserves may be depleted during the one-year period after the financial statements are issued. Once the Trust's cash reserves are depleted, the Trust will likely be unable to continue to make SEC filings, provide reporting to unitholders or provide audited financial statements or third-party reserve reports. To help control costs, the Trustee has reviewed all administrative functions and has attempted to reduce or eliminate costs for functions other than those required to comply with SEC regulations or the Trust Indenture; however, there can be no assurance that there will be sufficient funds available to continue such functions in the future. To further reduce administrative costs to the Trust, the Trustee has deferred payment of its monthly fee of approximately $7,300 since April 2024, and approximately $8,000 since April 2025. Nothing in the Trust Indenture obligates the Trustee to pay for the Trust's expenses if the Trust's expense reserve were to be completely depleted, and the Trustee currently does not intend to advance funds to the Trust.

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

The Trustee stated it anticipates seeking reimbursement from XTO Energy upon depletion of the Trust’s cash reserve. XTO Energy responded that any indemnity claim to XTO Energy is premature before the Trust Estate is exhausted. XTO Energy's position remains unchanged. XTO Energy and Mach have informed the Trustee that they currently have no intention of providing any additional financing or extending any credit to the Trustee or the Trust Estate beyond the outstanding advance distributions made by XTO Energy in second quarter 2024 and second quarter 2025 that must be repaid from any future net proceeds. See Note 5 to the Condensed Financial Statements for further information on the advance distributions.

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

The following summarizes excess costs activity, cumulative excess costs balances and accrued interest to be recovered by conveyance as calculated by XTO Energy and Mach:

	Underlying
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/24	$1,263,171	$1,093,891	$7,421,195	$9,778,257
Net excess costs (recovery) for the quarter ended 3/31/25	345,989	719,354	232,001	1,297,344
Net excess costs (recovery) for the quarter ended 6/30/25	244,538	3,594,804	832,707	4,672,049
Net excess costs (recovery) for the quarter ended 9/30/25	481,351	2,489,021	1,286,935	4,257,307
Cumulative excess costs remaining at 9/30/25	2,335,049	7,897,070	9,772,838	20,004,957
Accrued interest at 9/30/25	219,821	632,633	873,033	1,725,487
Total remaining to be recovered at 9/30/25	$2,554,870	$8,529,703	$10,645,871	$21,730,444

	NPI
	KS	OK	WY	Total
Cumulative excess costs remaining at 12/31/24	$1,010,537	$875,113	$5,936,955	$7,822,605
Net excess costs (recovery) for the quarter ended 3/31/25	276,791	575,483	185,601	1,037,875
Net excess costs (recovery) for the quarter ended 6/30/25	195,630	2,875,843	666,166	3,737,639
Net excess costs (recovery) for the quarter ended 9/30/25	385,081	1,991,217	1,029,548	3,405,846
Cumulative excess costs remaining at 9/30/25	1,868,039	6,317,656	7,818,270	16,003,965
Accrued interest at 9/30/25	175,857	506,107	698,426	1,380,390
Total remaining to be recovered at 9/30/25	$2,043,896	$6,823,763	$8,516,696	$17,384,355

For the quarter ended September 30, 2025, excess costs were $481,351 ($385,081 net to the Trust) on properties underlying the Kansas net profits interests.

For the quarter ended September 30, 2025, excess costs were $2,489,021 ($1,991,217 net to the Trust) on properties underlying the Oklahoma net profits interests. The excess costs balance includes items from the Settlement Agreement that were recorded in third quarter 2024.

For the quarter ended September 30, 2025, excess costs were $1,286,935 ($1,029,548 net to the Trust) on properties underlying the Wyoming net profits interests.

Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of September 30, 2025, totaled $21.7 million ($17.4 million net to the Trust), including accrued interest of $1.7 million ($1.4 million net to the Trust).

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

NPI
Total
Advance Distribution at 9/30/25	$500,000
Accrued interest at 9/30/25	47,579
Total remaining to be recovered at 9/30/25	$547,579

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

NPI
Total
Advance Distribution at 9/30/25	500,000
Accrued interest at 9/30/25	12,757
Total remaining to be recovered at 9/30/25	$512,757

The total owed by Hugoton Royalty Trust for both advance distributions is $1,060,336, which includes accrued interest of $60,336.

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

Recent Updates

Change In Trading Markets

In June 2025, due to the Trust's inability to file its quarterly report on Form 10-Q for the quarter ended March 31, 2025 and resulting non-compliance with SEC regulations, Trust units were de-listed from the OTCQB and began to be quoted on the OTC Pink Market (“OTC Pink”), which is maintained by the OTC Mark Group, Inc. Once the quarterly reports on Form 10-Q for both the first and second quarters were filed, the Trustee applied for and was granted the ability to re-list on the OTCQB. The units still trade under the symbol “HGTXU”.

Results of Operations

Distributable Income

Quarter

For the quarter ended September 30, 2025, net profits income was $0 compared to $0 for third quarter 2024. This was primarily the result of decreased oil and gas production ($3.6 million), increased overhead ($0.7 million), lower oil prices ($.6 million) and increased taxes, transportation and other costs ($0.1 million), partially offset by lower production expense and development cost ($1.8 million), net excess costs activity ($1.5 million), higher gas prices ($1.6 million) and decreased development costs ($0.2 million). See “Net Profits Income” below.

After adding interest income of $4,628, deducting administration expense of $107,037, and utilizing $102,409 of the cash reserve for the payment of Trust expenses, distributable income for the quarter ended September 30, 2025, was $0 or $0.000000 per unit of beneficial interest. Administration expense for the quarter decreased $64,618 compared to the prior year quarter, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, cash reserve and interest rates. For third quarter 2024, distributable income was $0 or $0.000000 per unit.

Distributions to unitholders for the quarter ended September 30, 2025, were:

Record Date	Payment Date	Distribution per Unit
July 31, 2025	August 14, 2025	$0.000000
August 29, 2025	September 15, 2025	0.000000
September 30, 2025	October 15, 2025	0.000000
		$0.000000

Nine Months

For the nine months ended September 30, 2025, net profits income was $0 compared with $0 for the same 2024 period primarily due to decreased oil and gas production ($3.1 million), increased development costs ($2.7 million), increased taxes, transportation, and other costs ($1.1 million), lower oil prices ($1.0 million), increased overhead ($0.9 million), partially offset by higher natural gas prices ($3.8 million), net excess costs activity ($3.2 million), and decreased production expense ($1.8 million). See “Net Profits Income” below.

After adding interest income of $9,499 and deducting administration expense of $383,046, and utilizing $373,547 of the cash reserve for the payment of Trust expenses, distributable income for the nine months ended September 30, 2025, was $0 or $0.000000 per unit of beneficial interest. Administration expense for the nine months ended September 30, 2025, decreased $130,755 as compared to the same 2024 period, primarily related to the timing of receipt and payment of Trust expenses and terms of professional services. Changes in interest income are attributable to fluctuations in net profits income, cash reserve and interest rates. For the nine months ended September 30, 2024, distributable income was $0 or $0.000000 per unit.

Based on current excess costs, the Trustee does not foresee any distributions in the near term.

Net Profits Income

Net profits income is recorded when received by the Trust, which is the month following receipt by XTO Energy and Mach, and generally two months after oil and gas production for XTO Energy and three months after oil and gas production for Mach. Net profits income is generally affected by three major factors:

1.	oil and gas sales volumes,
2.	oil and gas sales prices, and
3.	costs deducted in the calculation of net profits income.

The following is a summary of the calculation of net profits income received by the Trust:

	Three Months Ended			Nine Months
	September 30 (a)		Increase	September 30 (a)		Increase
	2025	2024	(Decrease)	2025	2024	(Decrease)
Sales Volumes
Gas (Mcf) (b)
Underlying properties	1,253,345	2,133,138	(41%)	5,310,839	6,103,166	(13%)
Average per day	14,083	23,186	(39%)	19,670	22,274	(12%)
Net profits interests	—	—	—	—	—	—

Oil (Bbls) (b)
Underlying properties	26,895	51,512	(48%)	125,025	140,314	(11%)
Average per day	302	560	(46%)	463	512	(10%)
Net profits interests	—	—	—	—	—	—

Average Sales Prices
Gas (per Mcf)	$3.32	$2.40	38%	$3.65	$2.87	27%
Oil (per Bbl)	$61.99	$75.84	(18%)	$65.53	$74.78	(12%)

Revenues
Gas sales	$4,163,250	$5,115,614	(19%)	$19,374,401	$17,499,744	11%
Oil sales	1,667,148	3,906,813	(57%)	8,192,491	10,492,601	(22%)
Total Revenues	5,830,398	9,022,427	(35%)	27,566,892	27,992,345	(2%)

Costs
Taxes, transportation and other	1,887,963	1,747,086	8%	7,271,502	5,902,701	23%
Production expense	4,210,368	6,233,224	(32%)	14,847,282	17,148,793	(13%)
Development costs	214,601	469,797	(54%)	5,095,716	1,749,709	191%
Overhead	3,774,773	2,929,000	29%	10,597,334	9,465,993	12%
Excess costs (c)	(4,257,307)	(2,331,003)	83%	(10,226,700)	(6,249,174)	64%
Total Costs	5,830,398	9,048,104	(36%)	27,585,134	28,018,022	(2%)

Other Proceeds	—	25,677	(100%)	18,242	25,677	(29%)

Net Proceeds	—	—	—	—	—	—

Net Profits Percentage	80%	80%		80%	80%

Net Profits Income	$—	$—	—	$—	$—	—

(a)
Because of the two-month interval between time of production and receipt of net profits income by the Trust, (1) gas and oil sales for the quarter ended September 30, 2025, generally represent production for the period May and June, and for the quarter ended September 30, 2024, generally represent production for the period May through July, respectively, and (2) gas and oil sales for the nine months ended September 30, 2025, generally represent production for the period November through June, and for the nine months ended September 30, 2024, generally represent production for the period November through July, respectively.
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
(c)
See Note 4 to Condensed Financial Statements.

The following are explanations of significant variances on the underlying properties from third quarter 2024 to third quarter 2025 and from the first nine months of 2024 to the comparable period in 2025:

Sales Volumes

Gas

Gas sales volumes decreased 41 percent for third quarter 2025 and decreased 13 percent for the nine-month period as compared with the same 2024 periods primarily because of change in the timing of oil and gas sales relating to the Mach acquisition of the Trust’s underlying properties, along with cash receipts and natural production decline, partially offset by the timing of cash receipts.

Oil

Oil sales volumes decreased 48 percent for third quarter 2025 and decreased 11 percent for the nine-month period as compared with the same 2024 periods primarily because of change in the timing of oil and gas sales relating to the Mach acquisition of the Trust’s underlying properties along with natural production decline, partially offset by timing of cash receipts.

The estimated rate of natural production decline on the underlying oil and gas properties is approximately six to eight percent a year.

Sales Prices

Gas

The third quarter 2025 average gas price was $3.32 per Mcf, a 38 percent increase from the third quarter 2024 average gas price of $2.40 per Mcf. For the nine-month period, the average gas price increased 27 percent to $3.65 per Mcf in 2025 from $2.87 per Mcf in 2024.

Oil

The third quarter 2025 average oil price was $61.99 per Bbl, an 18 percent decrease from the third quarter 2024 average oil price of $75.84 per Bbl. The year-to-date average oil price decreased 12 percent to $65.53 per Bbl in 2025 from $74.78 per Bbl in 2024.

Costs

Taxes, Transportation and Other

Taxes, transportation and other costs increased eight percent and 23 percent for third quarter and for the nine-month periods in 2025, respectively, as compared with the same 2024 periods primarily because of the change in accounting period from a three-month lag to a two-month lag due to the change in operator to Mach, partially offset by decreased gas production taxes and gas deductions due to lower revenues.

Production Expense

Production expense decreased 32 percent for third quarter 2025 primarily because of the Chieftain Settlement in 2024, partially offset by the change in accounting period from a three month lag to a two-month lag due to the change in operator to Mach. Production expense decreased 13 percent for the nine-month period as compared with the same 2024 period primarily because of increased labor costs, the change in accounting period from a three month lag to a two-month lag due to the change in operator to Mach, partially offset by the absence of the Chieftain Settlement.

Development Costs

Development costs decreased 54 percent for third quarter 2025 and increased 191 percent for the nine-month period primarily due to the timing of drilling costs related to non-operated wells in Major County, Oklahoma. Changes in oil or natural gas prices could impact future development plans on the underlying properties.

As previously disclosed, XTO Energy advised the Trustee that it elected to participate in the development of four non-operated wells in Major County, Oklahoma. XTO Energy advised the Trustee that the total development costs for the four non-operated wells was anticipated to be approximately $10 million underlying ($8 million net to the Trust). Two wells were completed in second quarter of 2024, the third was completed in fourth quarter 2024, and the fourth was completed in first quarter 2025. No assurances can be made as to the estimated costs of the non-operated wells or timing of receipt of costs for completing the wells.

Mach has advised the Trustee that it does not have a development budget finalized for the properties underlying the Hugoton Royalty Trust at this time.

Overhead

Overhead increased 29 percent for third quarter 2025 and increased 12 percent for the nine-month period, mainly due to the change in accounting period from a three month lag to a two-month lag due to the change in operator to Mach. Overhead is charged by XTO Energy, Mach and other operators for administrative expenses incurred to support operations of the underlying properties. Overhead fluctuates based on changes in the active well count and drilling activity on the underlying properties, as well as an annual cost level adjustment based on an industry index.

Excess Costs

If monthly costs exceed revenues for any conveyance, these excess costs must be recovered, with accrued interest, from future net proceeds of that conveyance and cannot reduce net profits income from another conveyance. Underlying cumulative excess costs for the Kansas, Oklahoma and Wyoming conveyances remaining as of September 30, 2025, totaled $21.7 million ($17.4 million net to the Trust), including accrued interest of $1.7 million ($1.4 million net to the Trust). For further information on excess costs, see Note 4 to Condensed Financial Statements.

Other Proceeds

The calculation of net profits income for the nine months ended September 30, 2025, included $18,242 ($14,594 net to the Trust) from XTO Energy due to interest received on past due payments. The calculation of net profits income for the quarter and nine-month period ended September 30, 2024, included $25,677 ($20,542 net to the Trust) from XTO Energy due to interest received on past due payments.

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

Items 2-4. Not applicable.

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

HUGOTON ROYALTY TRUST
By ARGENT TRUST COMPANY, TRUSTEE

Date: November 13, 2025	By	/s/ NANCY WILLIS
Nancy Willis
Director of Royalty Trust Services

(The Trust has no directors or executive officers.)