Form 10-Q/A
period 2025-09-30
HUGOTON ROYALTY TRUST
filed 2025-11-14
CIK 862022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate the number of units of beneficial interest outstanding, as of the latest practicable date:

Outstanding as of November 13, 2025

40,000,000

EXPLANATORY NOTE

Hugoton Royalty Trust (the “Trust”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended September 30, 2025, originally filed on November 13, 2025, (the “Form 10-Q”) solely to correct a technical error in the Submission Header Information which erroneously reflected a filing period of November 13, 2025 rather than September 30, 2025.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

EXPLANATORY NOTE

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

HUGOTON ROYALTY TRUST
By ARGENT TRUST COMPANY, TRUSTEE

Date: November 14, 2025	By	/s/ NANCY WILLIS
Nancy Willis
Director of Royalty Trust Services

(The Trust has no directors or executive officers.)